Form 10-K
period 2005-12-31
DealerTrack Holdings, Inc.
filed 2006-03-30
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51653

DEALERTRACK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2336218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1111 Marcus Ave., Suite M04 Lake Success, NY (Address of principal executive offices)	11042 (Zip code)

(516) 734-3600
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Common Stock, $0.01 Par Value Per Share
(Securities to be registered pursuant to Section 12(g) of the Act)
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2005, the last business day of the registrant’s most recently completed fiscal year, was approximately $241.3 million (based on the closing price for the registrant’s common stock on the NASDAQ National Market of $20.98 per share).

At March 1, 2006, 35,525,416 million shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

References in this Annual Report on Form 10-K to “DealerTrack,” the “Company,” “Our” or “We” are to DealerTrack Holdings, Inc., a Delaware corporation, and its subsidiaries.

Overview

DealerTrack is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. DealerTrack utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as the major credit reporting agencies. We have established a network of active relationships, which, as of December 31, 2005, consisted of over 21,000 automotive dealers, including over 80% of all franchised dealers; over 200 financing sources, including the 20 largest independent financing sources in the United States and currently nine captive financing sources; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. Our network provides a competitive advantage for distribution of our on-demand software and data solutions, which enable our automotive dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, document compliance with certain laws and execute financing contracts electronically. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., dealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack, Inc., and webalg, inc.

We began our principal business operations in February 2001 with the introduction of our credit application processing product to address inefficiencies in the automotive financing process. Since then, we have substantially increased the number of participants in our network and have introduced new products and services through our internal product development efforts as well as through acquisitions. As a result, we have increased our total addressable market by enhancing our offering of subscription products and our data and reporting capabilities, and expanding our network of relationships.

On December 16, 2005, we completed the initial public offering of 10,000,000 shares of our common stock at the initial offering price to the public of $17.00 per share. We sold 6,666,667 shares of common stock and the selling stockholders sold 3,333,333 shares of common stock. We did not receive any proceeds from the selling stockholders’ sale of these shares. In addition, on December 22, 2005, in connection with the full exercise of the underwriters’ over-allotment option, 1,500,000 additional shares of our common stock were sold by us at the initial public offering price to the public of $17.00 per share. We received net proceeds of $126.1 million from the sale of the 8,166,667 shares of common stock by us, after deducting the underwriting discounts and commissions, financial advisory fees and other expense related to the initial public offering.

We maintain a website on the World Wide Web at www.dealertrack.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to the Securities and Exchange Commission (the “SEC”). Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.

Our Business

Traditionally, the workflow processes in each stage of the automotive retail value chain have been paper intensive and/or performed on stand-alone legacy systems, resulting in inefficiencies. We believe our suite of integrated web-based software products and services addresses many of these inefficiencies and delivers significant benefits to our dealer customers, financing source customers and other service and information providers.

Dealers

We offer franchised and non-franchised, independent automotive dealers an integrated suite of web-based sales and finance solutions that significantly shorten financing processing times, allowing dealers to spend more time selling automobiles and aftermarket products. Our automated, web-based credit application processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each financing source to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple financing sources and obtain credit decisions quickly and efficiently.

We also offer dealers a suite of subscription products and services that complements our credit application processing product and allows them to integrate and better manage their business processes across the automotive retail industry value chain. We offer a product that provides a valuable pre-sales marketing and prospecting tool by providing a secure credit application on a dealer’s website for a consumer to enter his or her own credit information. We offer other products and services that allow the dealer to compare deal configurations from multiple financing and leasing sources on a real-time basis. We also offer a product that allows dealers and consumers to complete finance contracts electronically, which a dealer can transmit to participating financing sources for funding, further streamlining the financing process and reducing transactional costs for both dealers and financing sources. Additionally, we offer a product that allows dealers to consistently present consumers the full array of insurance and other aftermarket product options they offer. Our products and services, when used together, form a seamless sales and finance solution that easily integrates with other widely used software systems. As of December 31, 2005, an aggregate of 14,473 of our existing product subscriptions were purchased by approximately 7,900 dealers active on our network. A more detailed description of our products and services is set forth below in the section entitled “Our Products and Services.”

Financing Sources

Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease financing sources’ costs of originating loans or leases. We believe our solutions significantly streamline the financing process and improve the efficiency and/or profitability of each financing transaction. We electronically transmit complete credit application and contract data, reducing costs and errors and improving efficiency for both prime and non-prime financing sources. We also believe that our credit application processing product enables our financing source customers to increase credit originations. Our network is configured to enable our financing source customers to connect easily with dealers with whom they can establish new business relations. We believe that financing sources that utilize our solution experience a significant competitive advantage over financing sources that rely on the legacy paper and fax processes.

Other Service and Information Providers

We believe that our software as a service model is a superior method of delivering products and services to our customers. Our web-based solutions enable third-party service and information providers to deliver their products and services more broadly and efficiently, which increases the value of our integrated solutions to our dealer customers. We offer our third-party service and information providers a secure and efficient means of delivering their data to our dealer and financing source customers. For example, the credit reporting agencies can provide dealers with consumers’ credit reports electronically and integrate the delivery of the prospective consumers’ credit reports with our credit application processing and other products. Used car value guides, such as those provided by Black Book National Auto Research, or Black Book, Kelley Blue Book Co., Inc., or Kelley Blue Book, and the National Automotive Dealers’ Association, or NADA, have been integrated with our web-based solutions, allowing them to develop incremental subscription revenue streams without increased publishing costs.

Our Web-based Network

Our web-based network is independent and does not give any one financing source preference over any other financing source. Each dealer sees its individualized list of available financing sources listed alphabetically, based on our proprietary matching process, and can transmit credit application information simultaneously to multiple financing sources that they select. Financing sources’ responses to requests for financing through our network are presented back to the dealer in their order of response. We believe that this neutral approach makes our network more appealing to both automotive dealers and independent financing sources than competitive alternatives that favor financing sources owned or controlled by one or more automobile manufacturers.

Our Growth Strategy

Our growth strategy is to leverage our position as a leading provider of on-demand software solutions to the U.S. automotive retail industry. Key elements of our growth strategy are:

Sell Additional Products and Services to Our Existing Customers

We believe that we are well-positioned to increase the number of products and services purchased by our existing customers. Many of our subscription-based products and services were recently introduced to our customers, and we believe there are opportunities to increase the sales of these products and services to dealers and financing sources. We believe that a significant market opportunity exists for us to sell additional products and services to the approximately 65% of our over 21,000 active dealer customers as of December 31, 2005 that utilize our credit application processing product, but have not yet purchased one or more of our subscription-based products or services. Similarly, the over 200 financing sources that utilize our credit application product as of December 31, 2005 represent a market opportunity for us to sell our electronic contracting solution, which approximately 10% of our financing source customers have implemented to date.

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and financing source customer base through the efforts of our direct sales force. Although we currently enjoy active relationships with over 80% of all franchised dealers, currently less than 10% of the approximately 50,000 independent dealerships in the United States are active in our network. We believe that we are well positioned to increase the number of these active dealer relationships. While as of December 31, 2005 we had over 200 active financing source customers, we will focus on adding the captive financing affiliates of foreign automotive manufacturers, as well as select regional banks, financing companies and other financing sources to our network. We also intend to increase the number of other service and information providers in our network by adding, among others, insurance and other aftermarket service providers. We have recently signed agreements with six aftermarket providers, which we anticipate will result in additional integrations in our network by the end of 2006.

Expand Our Product and Service Offerings

We expect to expand our suite of products and services to address the evolving needs of our customers. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, financing sources and other service and information providers. For example, we believe there are opportunities to generate additional revenue from insurance and other aftermarket providers by allowing their products and services to be accessed and offered in our network. We also see opportunities to generate additional revenue by aggregating automotive industry information we have collected and offering reporting of the aggregated information to dealers, financing sources and other industry participants.

Pursue Acquisitions and Strategic Alliances

We have augmented the growth of our business by completing strategic acquisitions. In executing our acquisition strategy, we have focused on identifying businesses that we believe will increase our market share or that have products, services and technology that are complementary to our product and service offerings. We believe that our success in completing these acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships and accelerate our growth. We intend to continue to grow and advance our business through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our network, improve our technology and/or increase our market share.

Our Products and Services

We offer a broad suite of integrated solutions for the U.S. automotive retail industry that we believe improves our customers’ operating efficiency in the pre-sales marketing and prospecting, sales, and finance and insurance stages of the automotive retail industry value chain. We typically charge for our products and services on either a transaction and/or subscription basis as indicated below. The following descriptions also include products that we have introduced since the end of 2005.

Segment	Products and Services	Subscription/Transaction

Pre-Sales Marketing and Prospecting:	• ALG Residual Value Guides	• Subscription
	• Chrome Carbook®	• Subscription
	• PC Carbook®	• Subscription
	• WebsitePlustm	• Subscription

Sales:	• Chrome Inventory Searchtm	• Subscription
	• Credit Reports	• Transaction
	• SalesMakertm	• Subscription

Segment	Products and Services	Subscription/Transaction

Finance and Insurance

Financing:	• BookOut	• Subscription
	• BookOut Pro	• Subscription
	• ToolKittm (includes our credit application processing product)	• Transaction
	• DealWatchtm (new in 2006)	• Subscription
	• ExactIDtm (new in 2006)	• Transaction

Aftermarket Sales:	• DealerTrack eMenutm	• Subscription
	• DealerTrack Aftermarket Networktm (to be launched in 2006)	• Transaction

Contracting:	• DealTransfertm	• Subscription
	• eContracting	• Subscription and Transaction

Data and Reporting:	• Activity Reportstm	• Subscription
	• ALG Data Services	• Subscription and Transaction
	• Chrome New Vehicle Data	• Subscription
	• Chrome VIN Search Data	• Subscription
	• DealerWire® (new in 2006)	• Subscription

We generally charge dealers a subscription fee for each of our products and services, other than our credit application processing product, credit reports and ExactID. We charge a transaction fee to our financing source customers for each credit application that dealers submit to them and for each financing contract executed via our eContracting product, as well as for any portfolio residual value analyses we perform for them. We charge a transaction fee to the dealer or credit report provider for each fee-bearing credit report accessed by dealers.

Pre-Sales Marketing and Prospecting

ALG Residual Value Guides — ALG Residual Value Guides are the industry standard for the residual value forecasting of vehicles. New car residual values are available in a national percentage guide, as well as regional dollar guides. Financing sources and dealers use ALG Residual Value Guides as the basis to create leasing programs for new and used automotive leases. We charge our financing source customers, dealer customers and other industry participants subscription fees to use this product.

Chrome Carbook® and PC Carbook® — Chrome Carbook and PC Carbook provide automotive specification and pricing information. These products enable dealers, financial institutions and consumers to specify and price both new and used automobiles online, which helps promote standardized information among these parties and facilitates the initial contact between buyer and seller. We charge our dealer customers and other industry participants subscription fees to use this product.

WebsitePlustm — WebsitePlus enables visitors to a dealer’s website to submit credit application data online that the dealer can then access by logging onto the DealerTrack network. This product provides dealers with valuable consumer leads. It also expedites the sales and finance process because the dealer does not need to re-enter the consumer’s credit information when the consumer enters the dealership. We charge our dealer customers subscription fees to use this product.

Sales

Chrome Inventory Searchtm — Chrome Inventory Search is a web-based automobile locator solution that enables automobile buyers and sellers to search inventory belonging to a single dealer or dealer group, using detailed specifications or selection criteria. Dealers can use this product to search inventory for automobiles to meet a specific consumer’s need. We charge our dealer customers subscription fees to use this product.

Credit Reports — With Credit Reports, dealers can electronically access a consumer’s credit report prepared by each of Equifax Inc., Experian Information Solutions, Inc., TransUnion LLC and/or First Advantage CREDCO. The dealer can use the consumer’s credit report to determine an appropriate automobile and financing package for that particular consumer. We charge our dealer customers or credit report providers transaction fees each time a fee-bearing credit report is accessed by dealers.

SalesMakertm — SalesMaker is a profit management system with which dealers can search the hundreds of current financing source programs in our database, and, within seconds, find the current financing or lease program that is best for a consumer and the most profitable for themselves. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing their own profit. In addition, dealers can quickly pre-qualify prospective consumers and then match the best financing source program against their available inventory. We charge our dealer customers subscription fees to use this product. SalesMaker combines and enhances our DeskLink and FinanceWizard products.

Finance and Insurance

BookOut and BookOut Pro — With BookOut and BookOut Pro, a dealer can quickly and easily look up used automobile values by year/make/model or vehicle identification number for use in the credit application process. We currently offer separate BookOut and BookOut Pro subscriptions for data provided by Black Book, Kelley Blue Book and NADA. These products facilitate the financing process by providing dealers with reliable valuation information about the relevant automobile. BookOut Pro is an enhanced version of BookOut with substantial additional features, including those related to dealerships’ inventories. We charge our dealer customers subscription fees to use these products.

ToolKittm — ToolKit facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or multiple financing sources and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous financing sources. We offer each financing source customer the option to provide other value added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease and reports of current financing rates and programs. We charge our financing source customers transaction fees for credit application data that dealers transmit to them through this product.

DealWatchtm — DealWatch provides automotive dealers with a safe and reliable method to sign, store and protect customer and financing activity at the dealership. It also provides safeguards such as limited access to sensitive information based on a user’s role and permission to help reduce compliance risk by handling every customer financing deal consistently. We charge our dealer customers subscription fees to use this product.

ExactIDtm — ExactID assists dealers in validating each prospective customer’s identity and Office of Foreign Assets Control (OFAC) status. ExactID flags any potential OFAC match on the screen for immediate action and informs dealers of what steps to take in the event of a positive match. ExactID also helps verify a customer’s identity by comparing their presented information against various data sources for inconsistencies. We charge our dealer customers transaction fees for each of their customer screenings.

DealerTrack eMenutm — DealerTrack eMenu allows dealers to consistently present consumers the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. We charge our dealer customers subscription fees to use this product.

DealerTrack Aftermarket Networktm — The DealerTrack Aftermarket Network, expected to be offered later in 2006, will provide real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network will include extended service contracts, GAP, etch, credit life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network will be fully integrated in the DealerTrack network, we expect both dealers and aftermarket providers will benefit from improved accuracy and elimination of duplicate data entry. We will charge aftermarket providers transaction fees for each aftermarket product that is transmitted by a dealer to the aftermarket provider in our network.

DealTransfertm — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our ToolKit product with just a few mouse clicks. This allows dealers to avoid reentering transaction information once the information is on any of the dealer’s systems. We charge our dealer customers subscription fees to use this product.

eContracting — Our eContracting product allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to financing sources that subscribe to eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process. We charge our dealer customers subscription fees to use this product and our participating financing source customers transaction fees for each contract that we transmit electronically to them via this product.

Data and Reporting

ActivityReportstm — ActivityReports provides dealers with reports about their financing and insurance operations such as summaries of applications by type, term, amount and income, summaries of application statuses and approval ratios by financing source, credit score range or user, summaries of applications, statuses and the contract booking ratios by financing source, summaries of credit report activity by provider and score range and summaries of credit applications and credit reports by user. We charge our dealer customers subscription fees to use this product.

ALG Data Services — ALG is the primary provider of vehicle residual value data to automotive industry participants, including manufacturers, banks and other financing sources, desking software companies and automotive websites. We charge industry participants subscription or transaction fees for these data services.

Chrome New Vehicle Data — Chrome New Vehicle Data identifies automobile prices, as well as the standard and optional equipment available on particular automobiles. Dealers provide Chrome’s data on their websites and financing sources use the data in making financing decisions. We charge our dealer and financing source customers subscription fees to use this product.

Chrome VIN Search Data — Chrome VIN Search Data assists a dealer in identifying an individual or group of automobiles by using vehicle identification numbers. Chrome VIN Search Data facilitates sales of a dealer’s used automobile inventory by ensuring accurate descriptions and valuations for both consumer trade-ins and used automobile inventory. We charge our dealer customers subscription fees to use this product.

DealerWire® — With DealerWire, which we acquired in February 2006, a dealership can evaluate sales and inventory performance for either new or used vehicles by make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit. The DealerWire product reviews actual vehicles on the dealership lot and provides specific recommendations for vehicles that should be added or removed to improve a dealership’s profitability and return on investment. We charge our dealer customers subscription fees to use this product.

International

Through DealerTrack’s subsidiary, dealerAccess Canada Inc., DealerTrack is a leading provider of on-demand credit application processing services to the indirect automotive finance industry in Canada. We currently provide our Canadian customers with only our credit application processing product. We believe we have the potential in the future to provide our Canadian customers with an integrated suite of products and services similar to that which we offer our domestic customers. In the year ended December 31, 2005, our Canadian operations generated less than 10% of our revenue.

Sales, Training and Marketing

Direct Sales

Our sales force is divided into two separate groups: one focused on financing sources and one focused on dealers. Both groups focus on increasing subscriptions for our subscription-based products and services and the implementation of, and training for, our transaction-based products and services. The financing source group also focuses on adding more financing sources to our network. Our sales teams strive to increase products and services purchased by existing customers and to expand the range of services we provide our customers.

Training

We believe that dealership employees often require specialized training to take full advantage of our solutions and have developed an extensive training program for them. We believe that this training is important to enhancing the DealerTrack brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet and in person at the dealership. In training our dealers, we emphasize utilizing our network to help them increase profitability and efficiencies.

Our sales and training forces cover all 50 states in the United States and consisted of 104 full-time employees as of December 31, 2005.

Marketing

Our marketing strategy is to establish our brand as the leading provider of automotive sales and finance solutions for retail automotive dealers and financing sources. Our marketing programs include a variety of advertising, events and public relations activities targeted at key executives and other decision makers within the automotive retail industry, such as:

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	using our website to offer our service and to provide product and company information;

•	cooperative marketing efforts with financing sources and other partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	hosting events to publicize our products and services to existing customers and prospects;

•	facsimile, direct mail and email campaigns; and

•	advertising in automotive trade magazines and other periodicals.

Customer Service

We believe superior customer support is important to retaining and expanding our customer base. We have a comprehensive technical support program to assist our customers in maximizing the value they get from our products and services and solving any problems or issues with our service. We provide telephone support, e-mail support and online information about our products and services. Our customer service group handles general customer inquiries, such as questions about resetting passwords, how to subscribe to products and services, the status of product subscriptions and how to use our products and services, and is available to customers by telephone, e-mail or over the web. Our technical support specialists are extensively trained in the use of our products. Our customer service team consisted of 25 full-time employees as of December 31, 2005.

Customers

Our primary customers are dealers and financing sources. Our network of financing sources includes the largest national prime, near prime and non-prime financing sources; regional and local banks and credit unions. As of December 31, 2005, we had over 200 connected financing sources. The top 20 independent financing sources in the United States and currently nine automotive captive finance companies are among our customers. As of December 31, 2005, we had over 21,000 automotive dealers actively using our network, including over 80% of the franchised dealers in the United States. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions. Our initial product subscription agreements with our financing source customers typically run for two to three years, with one-year automatic extensions. No customer represented more than 10% of our revenue in the year ended December 31, 2005.

Competition

The market for sales and finance solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including CUDL and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp. and Volkswagen Credit;

•	dealer management system providers, including ADP, Inc. and The Reynolds and Reynolds Company;

•	automotive retail sales desking providers, including ADP, Inc. and Market Scan Information Systems, Inc.;

•	vehicle configuration providers, including Autodata Solutions Company, Automotive Information Center and JATO Dynamics, Inc.;

•	providers of services related to aftermarket products, such as JM&A Group and the StoneEagle Group; and

•	providers of inventory analytic tools, such as American Auto Exchange (which was purchased by JM&A Group in 2005) and First Look, LLC.

DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. In particular, RouteOne, a joint venture formed and controlled by Chrysler Financial Corporation, Ford Motor Credit Corporation, General Motors Acceptance Corporation and Toyota Financial Services, has relationships with these and other affiliated captive financing sources that are not part of our network. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy as well as our ongoing performance in the areas of product development and customer support.

Government Regulation

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulation. Our customers, such as banks, finance companies, savings associations, credit unions and other financing sources, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Truth in Lending Act, the Gramm-Leach-Bliley Act (the “GLB Act”), Regulation P, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (“FTC”) Privacy Rule, Safeguards Rule, and Consumer Report Information Disposal Rule, the Equal Credit Opportunity Act, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act (“FCRA”) and other state and local laws and regulations. In addition, entities such as the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the National Credit Union Administration and the FTC have the authority to promulgate rules and regulations that may impact our customers, which could place additional demands on us.

The role of our products and services in assisting our customers’ compliance with these requirements depends on a variety of factors, including the particular functionality, the interactive design, and the classification of the customer. We are not a party to the actual financing and lease transactions that occur in our network. Our financing source and automotive dealer customers must assess and determine what applicable laws and regulations require of them and are responsible for ensuring that our network conforms to their regulatory needs. We generally do not make representations to customers regarding their applicable regulatory requirements, and rely on each of our customers to identify its regulatory issues and respond appropriately.

Consumer Privacy and Data Security Laws

Consumer privacy and data security laws on the federal and state levels govern the privacy of consumer information generally and may apply to our business in our capacity as a service provider for regulated financial institutions and automotive dealers that are subject to the FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule.

These laws and regulations restrict our customers’ ability to share nonpublic personal consumer information with non-affiliated companies, as well as with affiliates under certain circumstances. They also require certain standards for information security plans and operations, including standards for consumer information protection and disposal. If we, a financing source or a dealer disclose consumer information provided through our network in violation of these laws, regulations or applicable privacy policies, we may be subject to claims from such consumers or enforcement actions by state or federal regulatory authorities.

Legislation is pending on the federal level and in most states that could impose additional duties on us relating to the collection, use or disclosure of consumer information, as well as obligations to secure that information or provide notices in the event of an actual or suspected unauthorized access to or use of information contained within our system. The FTC and federal banking regulators have also issued regulations requiring regulated financial institutions to obtain certain assurances and contractual protections relating to the security and disposal of information maintained by service providers such as us.

While we believe our current business model is consistent with existing laws and regulations, emerging case law and regulatory enforcement initiatives, as well as the passage of new laws and regulations, may limit our ability to use information to develop additional revenue streams in the future.

Fair Credit Reporting Act

The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that would otherwise be deemed a consumer report under the FCRA, and imposes certain requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information on their consumer reports or seek to obtain information involving theft of their identity. The use of consumer report information in violation of the FCRA could, among other things, result in a provider of information or reseller of consumer reports being deemed a consumer reporting agency, which would subject the provider or reseller to all of the compliance requirements applicable to consumer reporting agencies contained in the FCRA and applicable regulations. While we believe we have structured our business so that we will not be considered to be a consumer reporting agency, we may in the future determine that it is necessary for us to become a consumer reporting agency due to changing legal standards, customer needs, or for competitive reasons. If we are deemed to be, or elect to treat ourselves as, a consumer reporting agency, our operating costs would increase, which could adversely affect our business, prospects, financial condition and results of operations.

State Laws and Regulations

The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, certain states permit consumers to “freeze” their credit bureau files under certain circumstances. Our automotive dealer customers remain subject to the laws of their respective states in such matters as consumer protection and deceptive practices.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by most states. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consents to electronic contracting are obtained. The Revised Uniform Commercial Code Section 9-105 (“UCC 9-105”) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our eContracting product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected.

Internet Regulation

We are subject to federal, state and local laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy, restrictions on email and wireless device communications, data security requirements, taxation, access charges, liability for third-party activities such as unauthorized database access, and jurisdiction. Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

Intellectual Property

Our success depends, in large part, on our intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

We have been issued three United States utility patents and have patent applications pending in the United States, Canada and Europe. Two of the utility patents relate, among other things, to a system and method for credit application processing and routing. We have both registered and unregistered copyrights on aspects of our technology. We have a U.S. federal registration for the mark “DealerTrack.” We also have U.S. federal registrations and pending registrations for several additional marks we use and claim common law rights in other marks we use. We also have filed some of these marks in foreign jurisdictions. The duration of our various trademark registrations varies by mark and jurisdiction of registration. In addition, we rely, in some circumstances, on trade secrets law to protect our technology, in part by requiring confidentiality agreements from our vendors, corporate partners, employees, consultants, advisors and others.

Seasonal and Other Trends

The volume of new and used automobiles financed or leased by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. We expect that our operating results in the foreseeable future may be significantly affected by these and other seasonal and promotional trends in the indirect automotive finance market. In addition, the volume of transactions in our network generally is greater on Saturdays and Mondays and, in particular, most holiday weekends.

Employees

As of December 31, 2005, we had a total of 539 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as the more detailed descriptions of our business elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, prospects, financial condition or results of operations. Our business, prospects, financial condition or results of operations could be materially and adversely affected by the following:

We may be unable to continue to compete effectively in our industry.

Competition in the automotive retail technology industry is intense. The indirect automotive retail finance industry is highly fragmented and is served by a variety of entities, including web-based automotive finance credit application processors, the proprietary credit application processing systems of the financing source affiliates of automobile manufacturers, dealer management system providers, automotive retail sales desking providers and vehicle configuration providers. DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services, compliance products and inventory analytics. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

We may face increased competition from RouteOne and the captive financing source affiliates of the manufacturers that have formed RouteOne.

Our network of financing sources does not include the captive financing sources affiliated with DaimlerChrysler AG, Ford Motor Company, General Motors Corporation or Toyota Motor Corporation, which have formed RouteOne to operate as a direct competitor of ours to serve their respective franchised dealers. RouteOne has the ability to offer its dealers access to captive or other financing sources that are not in our network. RouteOne was launched in November 2003, and officially re-launched in July 2004. Several independent financing sources, including some of the independent financing sources in our network, are participating on the RouteOne credit application processing and routing portal. If RouteOne increases the number of independent financing sources on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower cost alternative, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to RouteOne, our ability to sell additional products and services to, or earn transaction revenue from, these customers could diminish. RouteOne has repeatedly approached each of our largest financing source customers seeking to have them join the RouteOne credit application processing and routing portal. Some of our financing source customers have engaged, are engaged and/or may in the future engage, in discussions with RouteOne regarding their participation on the RouteOne credit application processing and routing portal or may already have agreed to participate, or be participating, on this portal.

Some vendors of software products used by automotive dealers, including certain of our competitors, are designing their software and using financial incentives to make it more difficult for our customers to use our products and services.

Currently, some software vendors have designed their software systems in order to make it difficult to integrate with third-party products and services such as ours and others have announced their intention to do so. Some software vendors also use financial or other incentives to encourage their customers to purchase such vendors’ proprietary complementary products and services. These obstacles could make it more difficult for us to compete with these vendors and could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have agreements in place with various third-party software providers to facilitate integration between their software and our network, and we cannot assure you that each of these agreements will remain in place or that during the terms of these agreements these third parties will not increase the cost or level of difficulty in maintaining integration with their software. For example, the term of our integration agreement with ADP, Inc., initially scheduled to terminate on March 19, 2006, has been extended by the parties until May 1, 2006. This agreement, among other things, allows us to integrate our network with certain modules of ADP’s automotive dealer management system software. The agreement is subject to a one-year wind-down period, and, although we are continuing to negotiate a new agreement with ADP, we may not be able to do so. Additionally, we integrate certain of our products and services with other third parties’ software programs. These third parties may design or utilize their software in a manner that makes it more difficult for us to continue to integrate our products and services in the same manner, or at all. These developments could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are dependent on several customers that are affiliates of some of our major stockholders.

We have historically earned a substantial portion of our net revenue from financing source customers that are affiliates of our major stockholders. For the year ended December 31, 2005, $27.0 million, or 22% of our net revenue, was generated by the nine financing sources that are affiliates of some of our major stockholders. Although each financing source customer is currently a party to an agreement with us, the obligations of the financing sources under these agreements are minimal and these financing source customers, like all of our other financing source customers, may terminate their agreements at the end of their respective terms or for uncured breach. They may also enter into, and in some cases may have already entered into, agreements with our competitors. None of these financing source customers is contractually or otherwise obligated to use our network exclusively.

Our systems and network may be subject to security breaches, interruptions, failures and/or other errors or may be harmed by other events beyond our control.

Our systems may be subject to security breaches.

Our success depends on the confidence of dealers, financing sources, the major credit reporting agencies and our other network participants in our ability to transmit confidential information securely over the Internet and operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information, over the Internet. Moreover, even if our security measures are adequate, concerns over the security of transactions conducted on the Internet and commercial online services, which may be heightened by any well-publicized compromise of security, may deter customers from using our products and services. If our security measures are breached and unauthorized access is obtained to confidential information, our service may be perceived as not being secure and financing sources or dealers may curtail or stop using our service. Any failure by, or lack of confidence in, our secure online products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Despite our focus on Internet security, we may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications among dealers, financing sources, the major credit reporting agencies and other service and information providers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms used by our products and services to protect certain data contained in our databases and the information being transferred.

Although we generally limit warranties and liabilities relating to security in financing source and dealer contracts, third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information. We may not have limited our warranties and liabilities sufficiently or have adequate insurance to cover these losses. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate the problems caused. Our security measures may not be sufficient to prevent security breaches, and failure to prevent security breaches could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our network may be vulnerable to interruptions or failures.

From time to time, we have experienced, and may experience in the future, network slowdowns and interruptions. These network slowdowns and interruptions may interfere with our ability to do business. Although we regularly back up data and take other measures to protect against data loss and system failures, there is still some risk that we may lose critical data or experience network failures. For example, in August 2005, we experienced a system failure that caused a delay in our ability to process credit applications and other transactions on two separate days. As a result, our customers experienced a disruption in their use of our systems and we may have lost revenue opportunities on those days.

Undetected errors in our software may harm our operations.

Our software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct. Our products and services are integrated with products and systems developed by third parties. Complex third-party software programs may contain undetected errors, defects or bugs when they are first introduced or as new versions are released. It is possible that errors, defects or bugs will be found in our existing or future products and services or third-party products upon which our products and services are dependent, with the possible results of delays in or loss of market acceptance of our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses and payment of damages.

Our systems may be harmed by events beyond our control.

Our computer systems and operations are vulnerable to damage or interruption from natural disasters, such as fire, floods and hurricanes, power outages, telecommunications failures, terrorist attacks, network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage and other similar events beyond our control. The occurrence of a natural disaster or unanticipated problems at our facilities in the New York metropolitan area or at any third-party facility we utilize, such as our disaster recovery center in Waltham, MA, could cause interruptions or delays in our business, loss of data or render us unable to provide our products and services. In addition, failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, bankruptcy, natural disaster or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any or all of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our failure or inability to execute any element of our business strategy could adversely affect our operations.

Our business, prospects, financial condition and results of operations depend on our ability to execute our business strategy, which includes the following key elements:

•	selling additional products and services to our existing customers;

•	expanding our customer base;

•	expanding our product and service offerings; and

•	pursuing acquisitions and strategic alliances.

We may not succeed in implementing a portion or all of our business strategy and, even if we do succeed, our strategy may not have the favorable impact on operations that we anticipate. Our success depends on our ability to execute our business plan, leverage our distribution channel and value proposition for dealers, financing sources and other service and information providers, offer a broad array of products and services, provide convenient, high-quality products and services, maintain our technological position and implement other elements of our business strategy.

We may not be able to effectively manage the expansion of our operations or achieve the rapid execution necessary to fully avail ourselves of the market opportunity for our products and services. If we are unable to adequately implement our business strategy, our business, prospects, financial condition and results of operations could be materially adversely affected.

We have a very limited operating history.

We have a very limited operating history upon which you may evaluate our business and our prospects. We launched our business in February 2001. We will continue to encounter risks and difficulties frequently encountered by companies in an early stage of development in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	minimize security concerns;

•	increase and retain the number of financing sources and automotive dealers that are active in our network;

•	build brand recognition of our network products and services among dealership employees;

•	prevent and respond quickly to service interruptions;

•	develop our technology, new products and services;

•	reduce the time involved in integrating new financing sources and other third parties into our network; and

•	continue to attract, hire, motivate and retain qualified personnel.

If we fail to adequately address these risks and difficulties or fail in executing our business strategy, our business, prospects, financial condition and results of operations may be materially adversely affected.

Our budgeted operating costs are based on the anticipated growth of our future revenue, which is based on our ability to retain existing automotive dealer and financing source customers, integrate new automotive dealer and financing source customers and launch the products and services we have under development. We may not, however, be able to forecast growth accurately due to our limited operating history. If we do not grow as anticipated and our expenditures are not reduced accordingly, our operating results could decline significantly, and we may not remain profitable.

Our quarterly revenue, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

Our quarterly revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating financing source customers;

•	the timing, size and nature of our subscriptions;

•	the incurrence of marketing expenses in the first quarter in connection with the NADA’s annual trade show;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	automobile manufacturers or their captive financing sources offering special incentive programs such as discount pricing or 0% financing;

•	unpredictable sales cycles;

•	the number of weekends, holidays and Mondays in a particular quarter;

•	the timing of our acquisitions of businesses, products and services;

•	product and price competition regarding our products and services and those of our participating financing sources;

•	changes in our operating expenses;

•	software bugs or other computer system or operation disruptions or failures; and

•	personnel changes and fluctuations in economic and financial market conditions.

As a result of these fluctuations, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. We cannot assure you that future revenue and results of operations will not vary substantially from quarter to quarter. It is also possible that in future quarters, our results of operations will be below the expectations of public market analysts, investors or our announced guidance. In either case, the price of our stock could be materially adversely affected.

We may be unable to develop and bring products and services in development and new products and services to market in a timely manner.

Our success depends in part upon our ability to bring to market the products and services that we have in development and offer new products and services that meet changing customer needs. The time, expense and effort associated with developing and offering these new products and services may be greater than anticipated. The length of the development cycle varies depending on the nature and complexity of the product, the availability of development, product management and other internal resources, and the role, if any, of strategic partners. If we are unable to develop and bring additional products and services to market in a timely manner, we could lose market share to competitors who are able to offer these additional products and services, which could also materially adversely affect our business, prospects, financial condition and results of operations.

Economic trends that affect the automotive retail industry may have a negative effect on our business.

Economic trends that negatively affect the automotive retail industry may adversely affect our business by reducing the number of financing source or automotive dealer customers that purchase our products and services or by reducing the amount that such customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and may be affected by negative trends in the economy including negative trends relating to the cost of energy and gasoline. A reduction in the number of automobiles purchased by consumers may adversely affect our financing source and dealer customers and lead to a reduction in transaction volumes and in spending by our financing source and automotive dealer customers on our subscription products and services. Any such reductions in transactions or subscriptions could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are subject to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations may adversely affect our business.

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulation.

We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy of consumer information generally apply in the context of our business, such as the GLB Act and its implementing Regulation P, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, and the FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule, as well as the

FCRA. If a financing source or dealer discloses consumer information provided through our system in violation of these or other laws, we may be subject to claims from such consumers or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable.

A majority of states have passed, or are currently contemplating, consumer protection, privacy, and data security laws or regulations that may relate to our business. The FCRA contains certain provisions that explicitly preempt some state laws to the extent the state laws seek to regulate certain specified areas, including the responsibilities of persons furnishing information to consumer reporting agencies. Unlike the FCRA, however, the GLB Act does not limit the ability of the states to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. Some state legislatures or regulatory agencies have imposed, and others may impose, greater restrictions on the disclosure of consumer information than are already contained in the GLB Act, Regulation P, the Interagency Guidelines or the FTC’s rules. Any such legislation or regulation could adversely impact our ability to provide our customers with the products and services they require and that are necessary to make our products and services attractive to them. In the event that any state imposes additional statutory or regulatory requirements on us or our customers, we may be required to modify our business model in that state in a manner that may undermine our attractiveness to dealers and/or financing sources doing business in that state. Alternatively, if we determine that a given state’s requirements are overly burdensome or if we determine that our activities cannot be structured in a manner that does not implicate such requirements, we may elect to terminate operations in such state. Any of these circumstances could have a material adverse effect on our business, prospects, financial condition and results of operations.

The use of our electronic contracting product by financing sources is governed by relatively new laws.

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by most states. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consent to electronic contracting is obtained. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected.

New legislation or changes in existing legislation may adversely affect our business.

Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, government restrictions on Internet content could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

If a federal or state government or agency imposes additional legislative and/or regulatory requirements on us or our customers, or prohibits or limits our activities as currently structured, we may be required to modify or terminate our products and services in that jurisdiction in a manner which may undermine our attractiveness or availability to dealers and/or financing sources doing business in that jurisdiction.

We utilize certain key technologies from, and integrate our network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with our products or services.

Our proprietary software is designed to work in conjunction with certain software from third-party vendors, including Microsoft, Oracle and eOriginal. Any significant interruption in the supply of such third-party software could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third-party software currently incorporated into our products or services in the event that such software becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

For example, the term of our integration agreement with ADP, Inc., initially scheduled to terminate on March 19, 2006, has been extended by the parties until May 1, 2006. This agreement, among other things, allows us to integrate our network with certain modules of ADP’s automotive dealer management system software. The agreement is subject to a one-year wind-down period. We are also a party to an agreement with Equifax Information Services LLC, that, among other things, allows us to integrate consumer credit reports directly with this major credit reporting agency. This agreement with Equifax terminates on April 1, 2006. We expect to negotiate new agreements with each of these entities to take effect following the agreements currently in place. If we do not enter into a new agreement with any of these parties, we may not be able to continue to offer the same level of integration with such party. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours, or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, and any other foreign countries in which we may market our products and services in the future, may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. We are currently asserting our patent rights against RouteOne in a proceeding that challenges their system and method for credit application processing and routing. There can be no assurances that we will prevail in that proceeding or that the proceeding will not result in certain of our patent rights being deemed invalid. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, prospects, financial condition and results of operations.

We own the Internet domain names “dealertrack.com,” “alg.com,” “chrome.com,” “dealeraccess.com” and certain other domain names. The regulation of domain names in the United States and foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our domain names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting intellectual property rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights.

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements or develop or license substitute technology.

We may in the future be subject to claims that our technologies in our products and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our products and services do not infringe any intellectual property or other proprietary rights, we cannot assure you that our products and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the products and services that is the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the products and services. In addition, we generally provide in our customer agreements for certain products and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the products and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.

We could be sued for contract or product liability claims, and such lawsuits may disrupt our business, divert management’s attention or have an adverse effect on our financial results.

We provide guarantees to subscribers of certain of our products and services that the data they receive through these products and services will be accurate. Additionally, general errors, defects or other performance problems in our products and services could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, some of our products and services are business-critical for our dealer and financing source customers, and a failure or inability to meet a customer’s expectations could seriously damage our reputation and affect our ability to retain existing business or attract new business.

We have made strategic acquisitions in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

Since 2001, we have acquired nine businesses, including our acquisition in February 2006 of substantially all of the assets and certain liabilities of WiredLogic, Inc. d/b/a DealerWire. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks to these transactions include the following:

•	integration and restructuring costs, both one-time and ongoing;

•	maintaining sufficient controls, policies and procedures;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational and financial systems to meet the needs of our business;

•	losing key employees;

•	failing to achieve anticipated synergies, including with respect to complementary products or services; and

•	unanticipated and unknown liabilities.

If we are not successful in completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. In addition, we could use substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions.

Any acquisitions that we complete may dilute your ownership interest in us, may have adverse effects on our business, prospects, financial condition and results of operations and may cause unanticipated liabilities.

Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute our existing stockholders’ ownership interests. Future acquisitions may also decrease our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional indebtedness or suffer adverse tax and accounting consequences in connection with any future acquisitions.

  We may not successfully integrate recent or future acquisitions.

The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges, in particular with respect to our acquisitions of Chrome, NAT and ALG in 2005 and our recent acquisition of DealerWire. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Chrome and ALG earn revenue from the data they collect and generate in their respective businesses. If we are unable to integrate or sell such data in our other products and services, we will not be able to fully realize the business synergies we anticipate from these acquisitions. Several pre-existing customers of Chrome and ALG are also competitors or affiliates of competitors of ours. Some of these customers may elect to find alternative vendors instead of doing business with an affiliate of a competitor. For example, Chrome is party to a contract that expires in 2006 with

General Motors Corporation, an affiliate of General Motors Acceptance Corporation, which has an ownership interest in RouteOne. For the year ended December 31, 2005, Chrome generated $5.6 million in revenue from General Motors Corporation pursuant to this contract, which is down from $6.5 million for the year ended December 31, 2004. There can be no assurance that General Motors will renew this contract upon its expiration. Failure to successfully integrate recent acquisitions or future acquisitions may have a material adverse effect on our business, prospects, financial condition and results of operations.

During the preparation of our prospectus related to our initial public offering, we identified, and our independent registered public accounting firm has issued a letter regarding, the identification of material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in a loss in investor confidence in our reported results and could adversely affect our stock price, and thus, our business prospects, financial condition and results of operations could be materially adversely affected.

During the preparation of our prospectus related to our initial public offering, we identified matters that constitute material weaknesses in the design and operation of our internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The material weaknesses we identified were as follows: Our accounting and finance staff at a then-recently acquired subsidiary did not maintain effective controls over recognition of revenue as it related to cut-off at that subsidiary. Specifically, we did not reconcile shipments to customers with revenue recognized in the period. In addition, we did not adequately review and analyze subsidiary financial information at a sufficient level of detail to detect a material error. These material weaknesses resulted in the restatement of our consolidated financial statements as of and for the six months ended June 30, 2005. With the implementation of the additional controls and procedures described in Item 9A to this Annual Report on Form 10-K, we believe that we have remediated this material weakness in our internal control over financial reporting. However, if we had failed to remediate this material weakness or if we have any failure in the future to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial position, results of operations or cash flows as a public company, and thus, our business, prospects, financial condition and results of operations could be materially adversely affected. Becoming subject to the public reporting requirements of the Exchange Act upon the completion of our initial public offering in December 2005 has intensified the need to accurately and timely report our financial position, results of operations and cash flows, and we are under added pressure to meet our reporting obligations in a timely manner once we become subject to the shorter filing deadlines applicable to accelerated filers under the Exchange Act, which could be as early as December 31, 2006.

  Restrictive covenants in our credit facilities may restrict our ability to pursue our business strategies.

Our credit facilities contain restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	access our, or our existing or future subsidiaries’, cash flow and value and, therefore, to pay interest and/or principal on our other indebtedness or to pay dividends on our common stock;

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	sell assets, including our capital stock;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	incur liens; and

•	designate any of our, or the applicable subsidiary’s, future subsidiaries as unrestricted subsidiaries.

In addition, our credit facilities include other and more restrictive covenants and prohibit our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our credit facilities also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the agreements governing our credit facilities could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreements governing our credit facilities. If a default occurs, the lenders under our credit facilities may elect to declare all borrowings outstanding, if any, together with any accrued interest and other fees, to be immediately due and payable or prevent our subsidiaries from making distributions to us in order for us to make payments on our indebtedness, either of which could result in an event of default under such indebtedness. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit facilities will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If any indebtedness under our credit facilities were to be accelerated, we can make no assurances that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We are dependent on our key management, direct sales force and technical personnel for continued success.

We have grown significantly in recent years, and our management remains concentrated in a small number of key employees. Our future success depends to a significant extent on our executive officers and key employees, including members of our direct sales force and technology staff, such as our software developers and other senior technical personnel. We rely primarily on our direct sales force to sell subscription products and services to automotive dealers. We may need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

Competition for qualified personnel in the technology industry is intense and we compete for these personnel with other technology companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. Any difficulty in hiring needed personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to effectively manage our growth, our financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, net revenue increased from $11.7 million for the year ended December 31, 2002 to $38.7 million, $70.0 million and $120.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. Our growth may place a strain on our management team, information systems and other resources. Our ability to successfully offer products and services and implement our business plan requires oversight from our senior management, as well as adequate information systems and other resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.

We may need additional capital in the future, which may not be available to us, and if we raise additional capital, it may dilute our stockholders’ ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:

•	acquiring businesses, technologies, products and services;

•	taking advantage of growth opportunities, including more rapid expansion;

•	making capital improvements to increase our capacity;

•	developing new services or products; and

•	responding to competitive pressures.

Any debt incurred by us could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any debt we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase, our capital stock, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

Any additional capital raised through the sale of equity or convertible debt securities may dilute our stockholders’ respective ownership percentages in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may issue securities, including debt securities, that may have rights, preferences and privileges senior to our common stock.

Our future success depends substantially on continued growth in the use of the Internet by automotive dealers and the indirect automotive finance industry.

The Internet is a relatively new commercial marketplace for automotive dealers, particularly for their finance and insurance department managers, and may not continue to grow. The market for web-based automotive finance is rapidly evolving and the ultimate demand for and market acceptance of web-based automotive finance remains uncertain. Market acceptance of Internet automotive financing depends on financing sources’ and dealers’ willingness to use the Internet for general commercial and financial services transactions. Other critical issues concerning the commercial use of the Internet, including reliability, security, cost, ease of use and access and quality of service, may also impact the growth of Internet use by financing sources and dealers. Consequently, web-based automotive financing may not become as widely accepted as traditional methods of financing and electronic contracting may not become as widely accepted as paper contracting. In either case our business, prospects, financial condition and results of operations could be materially adversely affected. If Internet use by automotive dealers and financing sources does not continue to grow, dealers may revert to traditional methods of communication with financing sources, such as the fax machine, and thus, our business, prospects, financial condition and results of operations could be materially adversely affected.

Additionally, to the extent the Internet’s technical infrastructure or security concerns adversely affect its growth, our business, prospects, financial condition and results of operations could be materially adversely affected. The Internet could also lose its commercial viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunication services could produce slower response times and adversely affect Internet use.

Risks relating to transactions and relationships with certain of our major stockholders and their respective affiliates.

Insiders have substantial control over us and could limit our other stockholders’ ability to influence the outcomes of key transactions, including a change of control.

Our stockholders that own more than 5% of our equity securities, directors and executive officers, and entities affiliated with them, beneficially owned approximately 63.5% of the outstanding shares of our equity securities as of December 31, 2005. Accordingly, these principal stockholders, directors and executive officers, and entities affiliated with them, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our other stockholders’ interests and may vote in a way adverse to the interests of our other stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

  We are dependent on certain of our financing source customers that are affiliated with some of our major stockholders.

We have historically earned a substantial portion of our revenue from certain financing sources, affiliates of which sold shares in our initial public offering and may sell more shares in the future. We rely on our financing source customers to receive credit application and electronic contracting data from automotive dealers through our network. Four of these stockholders — ACF Investment Corp., Capital One Auto Finance, Inc., J.P. Morgan Partners (23A SBIC), L.P. and Wells Fargo Small Business Investment Company, Inc. — which are affiliates of certain of our financing source customers, had a right to appoint a member of our board of directors that terminated upon the completion of our initial public offering. None of these financing source customers are contractually or otherwise obligated to continue to use our network exclusively. Reduced involvement in our affairs by these financing sources after our initial public offering due to their affiliates’ loss of a right to designate a member of our board of directors, or the reduction in the level of their affiliates’ equity ownership as a result of these affiliates selling shares of our stock, may cause them to reduce or discontinue their use of our network and other services. This could negatively impact the use of our network by our other financing source and dealer customers. The loss of, or a significant reduction of, participation in our network by these financing source customers may have a material adverse effect on our business, prospects, financial condition and results of operations.

  Several of our financing source customers or their affiliates own, in the aggregate, a significant portion of our outstanding common stock. These customers may have strategic interests that differ from those of our other stockholders.

Several of our financing source customers or their affiliates have been equity owners prior to our initial public offering and continue to beneficially own in the aggregate approximately 38.1% of our common stock. These financing source customers may have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as financing source customers, they would presumably favor lower credit application and electronic contracting fees. Furthermore, as participants, or potential participants, of competitive networks, they may decide to direct some or all of their business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenue and our market capitalization, and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic or other reasons.

We are not a party to any voting agreement with any of our stockholders and are not aware of any voting agreements among our financing source customers; however, they may enter into a voting agreement in the future or otherwise vote in a similar manner. To the extent that all of these financing source customers or their affiliates vote similarly, they will be able to significantly influence decisions requiring approval by our stockholders. As a result, they or their affiliates may be able to:

•	control the composition of our board of directors through their ability to nominate directors and vote their shares to elect them;

•	control our management and policies; and

•	determine the outcome of significant corporate transactions, including changes in control that may be beneficial to other stockholders.

As a result of these factors, we may be less likely to enter into relationships with competitors of our stockholders, which could impede our ability to expand our business and strengthen our competitive position. Furthermore, these factors could also limit stockholder value by preventing a change in control or sale of us.

Our financing source customers, including our stockholders, may elect to use competing third party services, either in addition to or instead of our network.

Our financing source customers continue to receive credit applications and purchase retail installment sales and lease contracts directly from their dealer customers through traditional indirect financing methods, including via facsimile and other electronic means of communication, in addition to using our network. Many of our financing source customers are involved in other ventures as participants and/or as equity holders, and such ventures or newly created ventures may compete with us and our network now and in the future. Continued use of alternative methods to ours by these financing source customers may have a material adverse effect on our business, prospects, financial condition and results of operations.

A license agreement we have with a financing source customer restricts our ability to utilize the technology licensed under this agreement beyond the automotive finance industry.

An affiliate of JPMorgan claims certain proprietary rights with respect to certain technology developed as of February 1, 2001. We have an exclusive, perpetual, irrevocable, royalty-free license throughout the world to use this technology in connection with the sale, leasing and financing of automobiles only, and the right to market, distribute and sub-license this technology solely to automotive dealerships, consumers and financing sources in connection with the sale, leasing and financing of automobiles only. The license agreement defines “automobile” as a passenger vehicle or light truck, snowmobiles, recreational vehicles, motorcycles, boats and other watercraft and commercial vehicles and excludes manufactured homes. We are limited in our ability to utilize the licensed technology beyond the automotive finance industry.

The requirements of being a public company may strain our resources and distract management.

As a newly public company, we have begun to, and will continue to incur significant legal, accounting, corporate governance and other expenses that we did not incur as a private company. We are now subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the NASDAQ Stock Market and other rules and regulations. These rules and regulations may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual reports such as this Annual Report on Form 10-K, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, we may need to hire additional accounting staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

Our fifth amended and restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;

•	only our board of directors may call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	our stockholders have only limited rights to amend our by-laws; and

•	we require advance notice for stockholder proposals.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

In addition, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control of our company that our stockholders might consider to be in their best interests.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in Lake Success, New York, where we lease approximately 40,000 square feet of office space. As of December 31, 2005, our principal properties, all of which are leased, are described below:

		Approximate Square	Lease/Sublease
Use	Property Location	Feet	Expiration Date

Corporate headquarters	Lake Success, NY	40,000	October 31, 2015
Chrome Systems, Inc.	Portland, OR	16,300	August 31, 2008
webalg, inc.	Downers Grove, IL	14,000	November 30, 2009
DealerTrack Aftermarket Services, Inc.	Rosemont, IL	8,300	June 30, 2010
Automotive Lease Guide (ALG), Inc.	Santa Barbara, CA	8,200	February 28, 2007
Automotive Lease Guide (ALG), Inc.	Santa Barbara, CA	4,300	May 31, 2007
DealerTrack Aftermarket Services, Inc.	Longwood, FL	7,300	January 1, 2009
dealerAccess Canada Inc.	Richmond Hill, Ontario	5,000	April 30, 2008

We believe our existing facilities are adequate to meet our current requirements.

Item 3.	Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.

DealerTrack, Inc. v. RouteOne LLC

On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (“RouteOne”) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against RouteOne for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. Discovery has now been completed and dispositive motions have been briefed. The Court has not yet scheduled hearings for claim construction or on the dispositive motions. We intend to pursue our claims vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders from the time of our initial public offering in December 2005 through the end of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 1, 2006, there were 103 holders of record of our common stock. Our common stock is listed and traded on the Nasdaq National Market under the symbol “TRAK.” The following table sets forth the range of high and low sales prices for the common stock for the period beginning on December 13, 2005 through December 31, 2005, as reported by the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low

2005
Fourth Quarter (beginning on December 13, 2005)	$21.25	$18.50

Use of Proceeds

We commenced our initial public offering of our common stock on December 13, 2005 at a price to the public of $17.00 per share.

A total of 6,666,667 shares of our common stock were sold by us initially at an initial offering price to the public of $17.00 per share, and an additional 1,500,000 shares of our common stock were sold under an over-allotment option that our underwriters exercised at $17.00 per share on December 22, 2005. In addition, the selling stockholders sold 3,333,333 shares of our common stock. We did not receive any proceeds from the selling stockholders’ sale of these shares. The initial public offering has been completed. We received net proceeds of $126.1 million after the exercise of the over-allotment, after deducting the underwriting discounts and commissions, financial advisory fees and expenses of the offering.

We used a portion of the net proceeds from the offering to:

•	pay in full the $25.0 million outstanding under our term loan facility and the $18.5 million outstanding under our revolving credit facility; and

•	pay acquisition related notes payable to an acquiree in the amount of $2.5 million.

As of December 31, 2005, we had a remaining cash balance of $103.3 million.

Dividend Policy

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business.

Repurchases

None.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2002 and December 31, 2001 and for each of the two years in the period ended December 31, 2002 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, which have also been audited by PricewaterhouseCoopers LLP.

We completed acquisitions during the periods presented below, the operating results of which have been included in our historical results of operations from the respective acquisition dates. These acquisitions have significantly affected our revenue, results of operations and financial condition. Accordingly, the results of operations for the periods presented may not be comparable due to these acquisitions.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual

Report on Form 10-K and “Financial Statements and Supplementary Data in Part  II, Item 8 in this Annual Report on Form 10-K.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Net revenue	$120,219	$70,044	$38,679	$11,711	$1,338
Income (loss) from operations	9,831	7,722	(3,270)	(16,954)	(14,953)
Income (loss) before provision for income taxes	8,528	7,661	(3,217)	(16,775)	(14,919)
Net income (loss)	$4,468	$11,253	$(3,289)	$(16,775)	$(14,919)
Basic net income (loss) per share applicable to common stockholders(1)	$0.17	$0.45	$(1,000.30)	$(23,334.99)	—
Diluted net income (loss) per share applicable to common stockholders(1)	$0.12	$0.02	$(1,000.30)	$(23,334.99)	—
Average shares outstanding	2,290,439	40,219	3,288	1,009	—
Average shares outstanding assuming dilution	3,188,190	1,025,248	3,288	1,009	—

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$103,264	$21,753	$16,790	$13,745	$16,311
Working capital(2)	101,561	24,421	15,640	13,444	15,138
Total assets	220,615	76,681	46,643	25,865	34,746
Capital lease obligations (short and long-term) and other long-term liabilities	3,580	4,479	1,100	—	—
Total redeemable convertible participating preferred stock	—	72,226	72,226	53,226	46,002
Accumulated deficit	(20,566)	(25,034)	(36,287)	(32,997)	(16,223)
Total stockholders’ equity (deficit)	186,671	(20,001)	(33,608)	(32,747)	(13,594)

(1)	The basic and diluted earnings per share calculations for the five years ended December 31, 2005 include adjustments to net (loss) income relating to preferred dividends earned, but not paid, and net income amounts allocated to the participating preferred stockholders in order to compute net income (loss) applicable to common stockholders in accordance with SFAS No. 128, “Earnings per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128.” For more detail, please see Note 2 to our consolidated financial statements.

(2)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto. In addition, you should read the sections entitled “Cautionary Statements Relating to Forward-Looking Statements” and “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K.

Overview

DealerTrack is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. DealerTrack utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as the major credit reporting agencies. We have established a network of active relationships, which, as of December 31, 2005, consisted of over 21,000 automotive dealers, including over 80% of all franchised dealers; over 200 financing sources, including the 20 largest independent financing sources in the United States and currently nine captive financing sources; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. Our network provides a competitive advantage for distribution of our on-demand software and data solutions, which enable our automotive dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, document compliance with certain laws and execute financing contracts electronically. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., dealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack, Inc., and webalg, inc.

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and financing sources in our domestic network. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements. The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	for non-financial data)

EBITDA and Other Business Statistics:
EBITDA(1)	$32,594	$18,595	$7,746
Capital expenditures, software and website development costs	$10,746	$4,127	$2,470
Active dealers in our network as of end of the period (unaudited)(2)	21,155	19,150	15,999
Active financing sources in our network as of end of period (unaudited)(3)	201	109	59

(1)	EBITDA represents net income (loss) before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysis, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.

EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Net income (loss)	$4,468	$11,253	$(3,289)
Interest income	(282)	(54)	(75)
Interest expense	1,585	115	22
Provision for (benefit from) income taxes	4,060	(3,592)	72
Depreciation of property and equipment and amortization of capitalized software and website costs	4,166	4,349	7,278
Amortization of acquired identifiable intangibles	18,597	6,524	3,738

EBITDA	$32,594	$18,595	$7,746

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue generating transaction using our domestic credit application processing network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in our domestic network.

Revenue

Transaction Services Revenue.  Transaction revenue consists of revenue earned from our financing source customers for each credit application or electronic contract submitted to them. Additionally, we earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers. In addition, we earn transaction service fees from financing source customers for whom we perform portfolio residual value analysis.

Subscription Services Revenue.  Subscription revenue consists of recurring fees paid to us by customers (typically on a monthly basis) for use of our subscription or licensed-based products and services, some of which enable automotive dealer customers to obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products and execute financing contracts electronically.

Over the last three years, we have derived an increasing percentage of our net revenue from subscription fees. For the year ended December 31, 2005, we derived approximately 27.0% of our net revenue from subscription fees, for the year ended December 31, 2004, we derived approximately 17.7% of our net revenue from subscription fees and for the year ended December 31, 2003, we derived approximately 10.6% of our net revenue from subscription fees.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), customer training, depreciation associated with computer equipment, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (“revenue share”), direct costs

(printing, binding, and delivery) associated with our ALG Residual Value Guides, allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs and non-network related depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.

Product Development Expenses.  Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with our product development departments. The product development departments perform research and development, as well as enhance and maintain existing products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs and professional services fees for our sales, marketing and administrative functions. As a public company, our expenses and administrative burden have increased and will continue to increase, including significant legal, accounting and other expenses that we did not incur as a private company. For example, we will need to continue to evaluate and possibly revise the roles and duties of our board committees, adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws, including the addition of new personnel.

Acquisitions

We have grown our business since inception through a combination of organic growth and acquisitions. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition.

On May 25, 2005, we acquired substantially all the assets and certain liabilities of ALG. ALG’s products and services provide lease residual value data for new and used leased automobiles and guidebooks and consulting services related thereto, to manufacturers, financing sources, investment banks, automobile dealers and insurance companies. The purchase price was $39.8 million (including direct acquisition costs of approximately $0.6 million) in cash and notes payable to ALG. Additional consideration of up to $11.3 million may be paid contingent upon certain future increases in revenue of Automotive Lease Guide (alg), Inc. and another of our subsidiaries through December 2009. We did not acquire the equity interest in us owned by ALG as part of this acquisition and therefore, DJR US, LLC, which was formerly known as Automotive Lease Guide (alg), LLC, remains one of our stockholders. For the year ended December 31, 2004, ALG had revenue of $7.8 million.

On May 23, 2005, we acquired substantially all the assets and certain liabilities of NAT. NAT’s products and services streamline and automate many traditionally time-consuming and error-prone manual processes of administering aftermarket products, such as extended service contracts, guaranteed asset protection coverage, theft deterrent devices and credit life insurance. The purchase price was $8.7 million (including direct acquisition costs of approximately $0.3 million) in cash. For the year ended December 31, 2004, NAT had revenue of $3.9 million.

On May 10, 2005, we acquired substantially all the assets and certain liabilities of Chrome. Chrome’s products and services collect, standardize and enhance raw automotive data and deliver it in a format that is easy to use and tailored to specific industry requirements. Chrome’s products and services enable dealers, manufacturers, financing sources, Internet portals, consumers and insurance companies to configure, compare, and price automobiles on a standardized basis. This provides more accurate valuations for both consumer trade-ins and dealer used automobile inventory. The purchase price was $20.4 million (including direct acquisition costs of approximately $0.4 million) in cash. For the year ended December 31, 2004, Chrome had revenue of $12.8 million.

On January 1, 2005, we purchased substantially all the assets of Go Big. This acquisition expanded our products and services offering to include an electronic menu selling tool to our automotive dealers. The purchase price was approximately $1.6 million in cash (including direct acquisition costs of approximately $50,000 and additional contingent paid purchase price of $0.4 million). Under the terms of our purchase agreement, additional consideration of up to $1.9 million may be paid contingent upon certain unit sale increases through December 2006. For the year ended December 31, 2004, Go Big had revenue of approximately $1.2 million.

On August 1, 2004, we purchased substantially all the assets and certain liabilities of LML. This acquisition provided us with a significant enhancement to the capability of our network by allowing us to begin to offer dealers a more comprehensive solution to compare various financing and leasing options and programs. The aggregate purchase price was $12.9 million (including direct acquisition costs of $0.5 million) in cash. $9.0 million of the purchase price (exclusive of direct acquisition costs) was payable at closing and the first anniversary of the effective date. The remaining payment of $3.4 million is payable as follows: $0.9 million, $1.4 million and $1.1 million are payable on the second, third and fourth anniversaries of the effective date, respectively. Under the terms of our purchase agreement, we have certain additional future contingent payment obligations if certain increases in subscribers to these desking products are met through July 2008.

On January 1, 2004, we acquired 100% of the outstanding common stock of dealerAccess Inc., whose wholly-owned Canadian subsidiary, dealerAccess Canada Inc., offers credit application processing and credit bureau products and services similar to ours. This acquisition expanded our dealer and financing source customer base to Canada. The aggregate purchase price was $3.1 million (including direct acquisition costs of $0.2 million) in cash.

  Acquisition-Related Amortization Expense

All of the acquisitions described above have been recorded under the purchase method of accounting, pursuant to which the total purchase price, including direct acquisition costs, is allocated to the net assets acquired based upon estimates of the fair value of those assets. Any excess purchase price is allocated to goodwill. During the fourth quarter of 2005, we completed the fair value assessment of the acquired assets, liabilities, identifiable intangibles and goodwill of ALG, NAT, Chrome and Go Big. The final determination resulted in amounts that were previously classified as identifiable intangibles subsequently being reclassed to goodwill during the fourth quarter of 2005. This change in estimate resulted in a decrease of $3.3 million in amortization expense related to acquired identifiable intangibles from $7.6 million for the three month period ended September 30, 2005 to $4.3 million recorded during the three month period ended December 31, 2005. As a significant amount of the purchase price of these acquisitions was allocated to identifiable intangibles (primarily database, customer lists, acquired technology and non-competition agreements), we will experience a significantly higher level of amortization expense in the first five years following these acquisitions as these identifiable intangibles are amortized. Amortization expense related to these intangible assets will be recorded as a cost of revenue.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities. A summary of our significant accounting policies is more fully described in Note 2 to our consolidated financial statements.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Revenue Recognition

We recognize revenue in accordance with SAB No. 104, Revenue Recognition in Financial Statements and EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. In addition, for certain subscription products and services we also recognize revenue under SOP 97-2, Software Revenue Recognition.

Transaction Services Revenue.  Transaction revenue consists of revenue earned from our financing source customers for each credit application or electronic contract submitted to them. Additionally, we earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers. In addition, we earn transaction fees from financing source customers for whom we perform portfolio residual value analysis.

We offer our web-based service to financing sources for the electronic receipt of credit application data and contract data for automobile financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed and determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectibility is reasonably assured. Set-up fees charged to the financing sources for establishing connections, if any, are recognized ratably over the expected customer relationship period of three or four years, depending on the type of customer.

Our credit report service provides our dealer customers the ability to access credit reports from several major credit reporting agencies or resellers online. We sell this service based upon contracts with the customer or credit report provider, as applicable, that include fixed and determinable prices and that do not include the right of return or other similar provisions or other significant post-service obligations. We recognize credit report revenue on a per transaction basis, when services are rendered and when collectibility is reasonably assured. We offer these credit reports on both a reseller and an agency basis. We recognize revenue from all but one provider of credit reports on a net basis due to the fact that we are not considered the primary obligor, and recognize revenue gross with respect to one of the providers as we have the risk of loss and are considered the primary obligor in the transaction.

Subscription Services Revenue.  We derive revenue from subscription fees paid by customers who can access our on-demand and other products and services. These services are typically sold based upon contracts that include fixed and determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three or four years, depending on the type of customer. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.

Our revenue is presented net of a provision for sales credits, which are estimated based on historical results, and established in the period in which services are provided.

  Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

  Goodwill, Other Intangibles and Long-lived Assets

We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible

Assets” (SFAS No. 142), requires goodwill to be tested for impairment annually, as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for impairment by comparing the fair value of our one reporting unit to our carrying amount to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment are economically similar such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of this reporting unit using a discounted cash flow analysis and/or applying various market multiples. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions, such as cash flow projections and discount rates. We perform our annual goodwill impairment test as of October 1 of every year or when there is a triggering event. Our estimate of the fair value of our reporting unit was in excess of its carrying value as of October 1, 2005 and 2004.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of our future cash flows or fair value, we could be required to recognize impairment charges in the future.

We evaluate the remaining useful life of our intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period. If events and circumstances were to change significantly, such as a significant decline in the financial performance of our business, we could incur a significant non-cash charge to our income statement.

  Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109) which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Stock-Based Compensation

We apply the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations and comply with the disclosure provisions of statement of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS No. 148). Under APB No. 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. Prior to our initial public offering, the calculation of the intrinsic value of a stock award is based on management’s estimate of the fair value of our common stock. Changes in this estimate could have a material impact on stock compensation expense in our consolidated financial statements. Subsequent to the effective date of our initial public offering, all options to purchase common stock have been granted with an exercise price equal to the fair market value of the underlying stock on the date of grant, as quoted on the NASDAQ.

We have granted to certain of our employees, officers and directors options to purchase common stock at exercise prices that the board of directors believed, at the time of grant, were equal to the values of the underlying common stock at the time of each grant. We also granted shares of restricted stock to certain of our officers and directors on several occasions in 2005. The board of directors based its original determinations of fair market value based on all of the information available to it at the time of the grants. We did not obtain contemporaneous valuations for our common stock at each date because we were focusing on building our business. In March 2003, we received a contemporaneous valuation (the “March 2003 valuation”) of our common stock in connection with our stock-for-stock acquisition of Credit Online. In January 2005, we received a second contemporaneous valuation (the “January 2005 valuation”) of our common stock in connection with our grant of stock options to certain employees. These valuations were part of the information used by our board of directors in its original determinations of the fair market value in connection with substantially all restricted stock and stock option grants.

In connection with the preparation of our consolidated financial statements as of and for the nine months ended September 30, 2005, we noted that the fair value of the common stock subject to the option awards granted since May 2004, as determined by the board of directors at the time of grant, was less than the valuations that prospective underwriters estimated could be obtained in an initial public offering in the later half of 2005, based on market and other conditions at the time. As a result, we determined in July 2005, subsequent to the date of these stock and option grants, that certain of the awards granted during this time period had a compensatory element. We made this determination by reassessing the fair value of our common stock for all stock and option awards granted subsequent to June 30, 2004 based, in part, on additional retrospective valuations prepared as of May 2004 (the “retrospective May 2004 valuation”) and August 2004 (the “retrospective August 2004 valuation”). Our July 2005 reassessment resulted in certain compensation charges reflected in our consolidated financial statements included in this Annual Report on Form 10-K.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

  July 2004

In the retrospective May 2004 valuation, a combination of the Discounted Cash Flow (“DCF”) method and the Guideline Company method was used. The DCF method directly forecasts free cash flows expected to be generated by a business as a going concern. We provided projections of income statements for the 2004-2009 period to assist in the valuation. The assumptions underlying the projections were consistent with our business plan. However, there was inherent uncertainty in these projections. The determination of future debt-free cash flows was based upon these projections, which incorporated a weighted average cost of capital of 19% and, for purposes of calculating the terminal value, assumed a long-term growth rate of 4%. If a different weighted average cost of capital or long-term growth rate had been used, the valuations would have been different.

The Guideline Company method identifies business entities with publicly traded securities whose business and financial risks are the same as, or similar to, the company being valued. The Guideline Company method was based upon revenue, EBITDA and earnings per share of DealerTrack and multiplying these figures by the appropriate multiples. The market multiples were obtained through the market comparison method, where companies whose stock is traded in the public market were selected for comparison purposes and used as a basis for choosing reasonable market multiples for DealerTrack. For the Guideline Company method, we utilized the most recent (at that time) available trailing twelve-month revenue, EBITDA and earnings per share for stock and stock option grants from April 2004 through June 2005. The revenue, EBITDA and earnings per share multiples were derived from publicly traded companies that consisted of data processing and preparation, business services or computer programming services companies, with the following financial profiles:

•	U.S. companies with sales between $40.0 million to $3.0 billion;

•	Revenue growth in 2002-2004 ranging from 10%-20%;

•	EBITDA margin ranging from 8%-20%;

•	Annual earnings ranging from $2.5 million to $300.0 million; and

•	Revenue multiples ranging from 0.9 to 4.2, EBITDA multiples ranging from 5 to 53 and earnings per share multiples ranging from 15.5 to 26.4.

The valuations considered that although we were a smaller company than some of those comparable companies, our higher historical growth rates and above-average returns made the use of the comparable companies reasonable.

A weighted average of the DCF and Guideline Company methods, weighting the DCF method 40% and the Guideline Company method 60%, was divided by the number of fully diluted shares of our common stock outstanding, assuming automatic conversion of all outstanding preferred stock. Discounts were then applied for the illiquidity and the junior status of the common shares.

We reassessed the fair value of the stock option awards issued in July 2004 based, in part, upon the retrospective May 2004 valuation. The retrospective May 2004 valuation was performed in April 2005 as part of our July 2005 reassessment of the value of our common stock for purposes of preparing our consolidated financial statements included in this Annual Report on Form 10-K. We chose May 2004 as an appropriate time to perform a second valuation as it was several months prior to the LML acquisition that was completed in August 2004, and a significant amount of stock options were granted in May 2004. We believe that it is appropriate to group the May 2004 and July 2004 awards together for valuation purposes as no material events transpired between May and July of 2004 that triggered a material change in the value of our common stock. The assessed fair value of the July 2004 awards is primarily based upon the retrospective May 2004 valuation. However, we reduced the illiquidity discount used in the retrospective May 2004 valuation (we utilized a 15% discount rate versus the 20-25% rate used in the retrospective May 2004 valuation) and eliminated the 35% discount applied in the retrospective May 2004 valuation to account for the junior status of our common shares primarily based upon the board of directors’ knowledge of an impending initial public offering. Our board placed no value on the liquidation preference of the preferred stock (and, therefore, applied no discount to the common stock to reflect its junior status) since the preferred stock’s liquidation preference only provided a benefit to holders of preferred stock at enterprise values significantly lower than the valuations being applied to our company at the time. In addition, our board took into account the likelihood that we would be completing an initial public offering of our common stock in late 2005 and determined that the illiquidity discounts being applied were excessive. After these adjustments, we arrived at a value of $5.86 per share, which was the value we used for computing the compensation expense associated with the July 2004 option grants.

  August 2004

We reassessed the fair value of the stock option awards issued in August 2004 based, in part, upon the retrospective August 2004 valuation. The retrospective August 2004 valuation used the same method of calculating per share value as was used in the retrospective May 2004 valuation. The retrospective August 2004 valuation was performed in April 2005 as part of our July 2005 reassessment of the value of our common stock for purposes of preparing our consolidated financial statements included in this Annual Report on Form 10-K. We chose August 2004 as an appropriate time to perform the third valuation as it was subsequent to the LML acquisition that was completed in August 2004, and a significant amount of stock options were granted in August 2004. The assessed fair value of the August 2004 awards is primarily based upon the retrospective August 2004 valuation. However, we reduced the illiquidity discount used in the retrospective August 2004 valuation (we utilized a 15% discount rate versus the 20%-25% rate used in the retrospective August 2004 valuation) and eliminated the 25% discount applied in the retrospective August 2004 valuation to account for the junior status of our common shares primarily based upon the board of directors’ knowledge of an impending initial public offering. After these adjustments, we arrived at a value of $6.73 per share, which was the value we used for computing the compensation expense associated with the August 2004 option grants.

  January, March and April 2005

We assessed the fair value of the stock option awards issued in January through April of 2005 based, in part, upon the contemporaneous January 2005 valuation. The January 2005 valuation used the same method of calculating per share value as the retrospective August 2004 and retrospective May 2004 valuations. We chose January 2005 as an appropriate time to perform an additional valuation as we had achieved annual profitability for the first time in 2004, we completed the acquisition of Go Big in January 2005 and we believe we had successfully integrated the LML acquisition by January 2005. No other material events occurred between January and April 2005 that triggered a material change in the value of our equity. The assessed fair value of these option awards is primarily based upon the contemporaneous January 2005 valuation. However, we reduced the illiquidity discount used in the January 2005 valuation (we utilized a 5% discount versus the 20-25% used by the January 2005 valuation) and eliminated the 20% discount applied in the January 2005 valuation to account for the junior status of our common shares primarily based upon the board of directors’ knowledge of an impending initial public offering. After these adjustments, we arrived at a value of $8.60 per share, which was the value we used for computing the compensation expense associated with the January, March and April 2005 option grants.

  May, June and July 2005

We originally assessed the fair value of the stock option and restricted stock awards issued in May and June 2005 based, in part, upon information provided to us in January 2005 by the three investment banking firms who were discussing with us the possibility of completing an initial public offering in the later half of 2005. One of these investment banks is the affiliate of a related party to us. Each investment bank made clear that the prospective values being discussed in January 2005 related to estimates of where an initial public offering would price in late 2005, based on market and other conditions at the time, and were not intended to reflect our equity value at any earlier date. Their estimates were based on the market approach, in large part on forecasted results for 2006 and continuously improving operating results during 2005. The board of directors derived an average of what the three investment banks estimated our equity value would be in the context of an initial public offering in late 2005 and applied an additional 5% illiquidity discount to arrive at the new fair value. Based on this methodology, we originally arrived at a value of $14.30 per share, which was the value we used for computing the compensation expense associated with the May and June 2005 option grants and restricted stock awards.

We assessed the fair value of the stock option and restricted stock awards issued in July 2005 using the same method used in calculating the per share value for purposes of the May and June 2005 stock option and restricted stock awards with two exceptions. First, in July, we revised our 2006 projections upward to reflect our improving results in the second quarter of 2005 and the further integration of the acquisitions of Chrome, NAT and ALG. Second, we did not apply a 5% illiquidity discount to the estimated fair market value of our common stock in July because we filed this registration statement in July 2005. Based on this methodology, the board of directors arrived at a fair market value of $18.00 per share, which was the value we used for computing the compensation expense associated with the July 2005 option grants and restricted stock awards.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2005, the board of directors determined that there was an additional compensatory element relating to the May and June 2005 stock option and restricted stock awards that should be reflected in our consolidated financial statements for the six months ended June 30, 2005. The board of directors used the per share value used in the July 2005 option grants and restricted stock awards and applied a 5% illiquidity discount to arrive at a value of $17.10 for computing the compensation expense associated with the May and June 2005 option grants and restricted stock awards.

Significant Factors Contributing to the Difference between Fair Value as of the Date of Each Grant and Estimated IPO Price

From July 1, 2004 to September 30, 2005, the difference between the fair market value per share of $5.86 to $18.00 (as illustrated in the chart below) was attributable to our continued growth during this period, and the achievement of a number of important corporate milestones, including:

•	In the third quarter of 2004, we completed our acquisition of LML, which expanded our customer base and product offerings.

•	In the third quarter of 2004, we experienced continued profitability and a continued increase in our dealer and lender customer base.

•	In the fourth quarter of 2004, we believe we had successfully integrated the business we acquired from LML.

•	In the first quarter of 2005, we completed the acquisition of Go Big, which expanded our customer base and product offerings.

•	In the first quarter of 2005, several prospective underwriters made presentations to our board of directors regarding a potential initial public offering in the second half of 2005.

•	In the second quarter of 2005, we completed our acquisitions of ALG, NAT and Chrome, which expanded our customer base and product offerings.

•	In the third quarter of 2005, we filed our initial registration statement with the SEC.

•	Throughout the entire period from July 1, 2004 through September 30, 2005, our dealer and financing source customer base increased, as did the number of transactions processed and the number of product subscriptions.

Based on the initial public offering price of $17.00, the intrinsic value of all stock options outstanding at September 30, 2005 was $38.9 million, of which $18.2 million related to vested options and $20.7 million related to unvested options.

The table below summarizes the stock options and restricted common stock granted during 2004 and 2005 that resulted in stock-based compensation expense:

		Number of	Exercise	Fair Market
		Options	Price Per	Value	Intrinsic Value
	Grant Date	Per Shares	Share	Per Share	Per Share(1)

Stock options:	May 2004	761,544	$2.80	$5.86	$3.06
	July 2004	25,000	2.80	5.86	3.06
	August 2004	699,450	2.80	6.73	3.93
	May 2005	964,850	12.92	17.10	4.18
	June 2005	30,000	12.92	17.10	4.18
	July 2005	75,125	17.08	18.00	0.92

	Total stock options	2,555,969

Restricted common stock:	May 2005	101,000	n/a	17.10	17.10
	June 2005	3,500	n/a	17.10	17.10
	July 2005	3,500	n/a	18.00	18.00
	December 2005	17,925	n/a	19.80	19.80

	Total restricted common stock	125,925

(1)	Stock-based compensation expense was calculated by multiplying the intrinsic value per share by the number of shares, in the case of stock option awards and by multiplying the fair market value per share by the number of shares, in the case of restricted common stock awards.

Results of Operations

The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2005	2004	2003
	(% of net revenue)

Consolidated Statements of Operations Data:
Net revenue(1)	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue(1)	41.7%	42.4%	65.6%
Product development	4.6%	3.2%	4.0%
Selling, general and administrative	45.5%	43.4%	38.9%

Total operating costs and expenses	91.8%	89.0%	108.5%

Income (loss) from operations	8.2%	11.0%	(8.5)%
Interest income	0.2%	0.1%	0.2%
Interest expense	(1.3)%	(0.2)%	(0.0)%

Income (loss) before provision for income taxes	7.1%	10.9%	(8.3)%
(Provision) benefit for income taxes	(3.4)%	5.1%	(0.2)%

Net (loss) income	3.7%	16.0%	(8.5)%

	Year Ended December 31,
	2005	2004	2003
	(% of net revenue)

(1) Related party revenue	24.1%	27.2%	35.5%
Related party cost of revenue	2.7%	4.7%	10.3%

Years Ended December 31, 2005 and 2004

Revenue

Total net revenue increased $50.2 million, or 72%, to $120.2 million for the twelve months ended December 31, 2005 from $70.0 million for the twelve months ended December 31, 2004.

Transaction Services Revenue.  Transaction services revenue increased $26.2 million, or 47%, to $82.6 million for the year ended December 31, 2005 from $56.4 million for the year ended December 31, 2004. The increase in transaction services revenue was primarily the result of increased transactions processed through our network for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 201 as of December 31, 2005 from 109 as of December 31, 2004, the increase in automobile dealers active in our network to 21,155 as of December 31, 2005 from 19,150 as of December 31, 2004 and an increase in volume from existing customers. We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in our domestic credit application processing network. We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating transaction using our domestic network during the most recently ended calendar month.

Subscription Services Revenue.  Subscription services revenue increased $20.0 million, or 162%, to $32.4 million for the year ended December 31, 2005 from $12.4 million for the year ended December 31, 2004. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract as of December 31, 2005 compared to December 31, 2004. The overall $20.0 million increase in subscription services revenue was the result of an increase of $6.1 million in sales of existing subscription products and services to customers, $13.4 million from acquisitions completed during 2005 and $0.5 million in the sale of new products and services to customers.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue increased $20.4 million, or 69%, to $50.1 million for the year ended December 31, 2005 from $29.7 million for the year ended December 31, 2004. The $20.4 million increase was primarily the result of increased amortization and depreciation charges of $11.2 million primarily relating to the acquired identifiable intangibles of ALG, NAT, Chrome and Go Big, increased compensation and benefits related costs of $5.2 million due to headcount additions, increased revenue share of $2.7 million, and cost of sales from newly acquired companies of $1.2 million. These increases are offset by a $1.2 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisition.

Product Development Expenses.  Product development expenses increased $3.3 million, or 147%, to $5.6 million for the year ended December 31, 2005 from $2.3 million for the year ended December 31, 2004. The $3.3 million increase was primarily the result of increased compensation and related benefit costs of $3.0 million, due to overall headcount additions for the year ended December 31, 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $24.3 million, or 80%, to $54.7 million for the year ended December 31, 2005 from $30.4 million for the year ended December 31, 2004. The $24.3 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $13.2 million due to headcount additions, $3.9 million related to travel and marketing expenses, $2.8 million in professional service fees, and $4.9 million in general administrative expenses and occupancy costs. These increases are offset by a $0.9 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisition.

Interest Expense

Interest expense increased $1.5 million to $1.6 million for the year ended December 31, 2005 from $0.1 million for the year ended December 31, 2004. The $1.5 million increase in interest expense is primarily related to the borrowings under our credit facilities that were not outstanding at any point during 2004. All principal amounts that were outstanding during 2005, were repaid in full during the fourth quarter of 2005.

(Provision) Benefit for Income Taxes

The provision for income taxes for the year ended December 31, 2005 of $4.1 million consisted primarily of $2.7 million of federal tax and $0.9 million of state and local income taxes on taxable income and $0.5 million of adjustments to the cumulative effective tax rate. The benefit for income taxes for the year ended December 31, 2004 of $3.6 million consisted primarily of $3.4 million of federal and $0.2 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.

In the event that the future income streams that we currently project do not materialize, we may be required to increase our valuation allowance. Any increase in the valuation allowance would result in a charge that would adversely impact our operating performance.

Years Ended December 31, 2004 and 2003

Revenue

Total net revenue increased $31.4 million, or 81%, to $70.0 million for the year ended December 31, 2004 from $38.7 million for the year ended December 31, 2003.

Transaction Services Revenue.  Transaction services revenue increased $23.7 million, or 72%, to $56.4 million for the year ended December 31, 2004 from $32.7 million for the year ended December 31, 2003. The $23.7 million increase in transaction services revenue was primarily the result of the acquisition of dealerAccess on January 1, 2004 and an increase in the volume of transactions processed through our network to approximately 34.0 million transactions in 2004 from approximately 23.0 million transactions in 2003. The increased volume of transactions was the result of the increase in financing source customers to 109 as of December 31, 2004 from 59 as of December 31, 2003, the increase in automobile dealers active in our network to 19,150 as of December 31, 2004 from 15,999 as of December 31, 2003 and an increase in the volume of transactions from existing customers.

Subscription Services Revenue.  Subscription services revenue increased $8.3 million, or 202%, to $12.4 million for the year ended December 31, 2004 from $4.1 million for the year ended December 31, 2003. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract to 7,705 as of December 31, 2004 from 3,030 as of December 31, 2003. The overall $8.3 million increase in subscription services revenue was the result of the increase in sales of existing subscription products and services to customer of $6.4 million and $1.9 million due to acquisition of customer contracts.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue increased $4.3 million, or 17%, to $29.7 million for the year ended December 31, 2004 from $25.4 million for the year ended December 31, 2003. The $4.3 million increase was primarily the result of increased compensation and related benefit costs of approximately $2.0 million due to increased network personnel headcount, revenue share of approximately $2.6 million, website and disaster recovery, hosting, customer call center, internet connectivity and network infrastructure of approximately $0.6 million, offset by a decrease in depreciation and amortization of $1.0 million and $0.2 million decrease in fees paid to a credit reporting agency for reselling its credit reports.

Product Development Expenses.  Product development expenses increased $0.7 million, or 47%, to $2.2 million for the year ended December 31, 2004 from $1.5 million for the year ended December 31, 2003. The $0.7 million increase was primarily the result of increased compensation and related benefit costs due to overall headcount additions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.4 million, or 102%, to $30.4 million for the year ended December 31, 2004 from $15.0 million for the year ended December 31, 2003. The $15.4 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $6.3 million due to overall headcount additions, the recognition of $1.3 million stock-based compensation expense, $1.8 million related to travel and marketing related expenses, $2.3 million in professional service fees, $0.8 million in depreciation expense, and $1.3 million in transition service fees paid for certain ongoing services performed under contract by the selling parties of the acquired entities subsequent to the completion of the acquisition.

Benefit (provision) for Income Taxes

The benefit for income taxes recorded for the year ended December 31, 2004 of $3.6 million consisted primarily of the reversal of a deferred tax valuation allowance in the amount of $4.7 million during the three months ended December 31, 2004 offset by $0.3 million of federal alternative minimum tax and approximately $0.8 million of state and local taxes on taxable income. The reversal of the deferred tax valuation allowance was based on a number of factors, including our profits for the year ended December 31, 2004 and the level of projected future earnings based on current operations. Based on these factors, we believe that it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize a portion of our deferred tax asset outstanding as of December 31, 2004. As a result, we have reversed $5.9 million of the valuation allowance in the three months ended December 31, 2004, recognizing $4.7 million as a benefit to our provision for income taxes, and $1.2 million as an adjustment to goodwill. The goodwill adjustment was necessary since that portion of the reversal relates to net operating losses acquired but not recognized at the date of acquisition of Credit Online Inc. As of December 31, 2004, a valuation allowance of $3.3 million has been maintained against the remaining acquired tax benefits. If the tax benefit is subsequently recognized, the valuation allowance reversal will be recorded against goodwill.

The conclusion that it is more likely than not that the net deferred tax asset of $5.9 million at December 31, 2004 would be realized was based on evaluating the nature and weight of all of the available positive and negative evidence in accordance with FAS No. 109. In reaching that conclusion, we balanced the weight of the evidence of cumulative losses as of December 31, 2004 against positive evidence including the recent positive earnings history beginning in the fourth quarter of 2003 through the end of 2004; the expected level of earnings in 2005 and 2006; the length of the carryforward periods applicable to the deferred tax assets; and the change in business activity in recent years as compared to the initial years of operation.

We incurred losses of approximately ($14.9 million) in 2001, ($16.8 million) in 2002, ($3.2 million) in 2003 and income of $7.7 million in 2004. These losses were principally due to our focus on developing the tools, software, solutions and processes needed to build our proprietary technology and to grow our dealer network. This approach required significant spending on technology, staff, marketing and research and development. In the second half of 2003, as our products and services became accepted in the marketplace and our financing source and dealer network reached a critical mass, our focus shifted to growing our customer and revenue base which exceeded our overall development spending. By the end of 2003, this change in focus had resulted in a significant increase in our revenue and profitability.

For the three months ended December 31, 2003, we generated a profit of $0.3 million. Although we incurred a loss of ($3.2 million) in 2003, this was a significant improvement to the 2001 and 2002 losses of ($14.9 million) and ($16.8 million) respectively. We also increased revenue from $1.3 million in 2001, and $11.7 million in 2002 to $38.7 million in 2003. We believe these facts indicate that the losses and lower revenue incurred during 2001, 2002 and the first three quarters of 2003 do not accurately reflect our current business which shows strong revenue and income growth. In 2004, we generated revenues of $70.0 million and income before taxes of $7.7 million, and by the end of the first quarter of 2005 we earned $3.7 million on revenue of $23.3 million.

In evaluating whether it is more likely than not that we would earn enough income to utilize the deferred tax assets, we considered various factors and made certain assumptions. We looked at the favorable revenue and earnings trends for the business, but, given the limited and recent history of positive earnings, for our analysis we assumed that the business would not increase revenue and profitability beyond the levels generated in 2004. We also considered the sustainability of the revenue and income levels realized in 2004 in future years. Based on the development of our financing source and dealer network and the market acceptance of our products and services, we believe that our assumption that the 2004 revenue and income levels would be at least constant in future years is conservative. We also took into account the estimated carryforward period of the deferred tax assets. With the exception of the 20 year carryforward period that applies to the net operating losses, we have estimated that the longest carryforward period for any of the remaining deferred tax assets will be no more than ten years on average. Using an overall 43% federal and state effective income tax rate, we would need to generate income of $13.7 million ($5.9 million /43%) to utilize the net deferred tax asset at December 31, 2004. Assuming no revenue growth in 2005 and 2006 relative to 2004, we would generate income of $15.4 million ($7.7 million x 2). We would therefore earn enough income to be able to fully utilize the net deferred tax assets recognized at December 31, 2004. We calculated the reversal of the valuation allowance of $5.9 million by including all of the deferred tax assets not subject to a Section 382 limitation, $4.7 million, and $1.2 million to reflect the expected utilization of net operating losses subject to a Section 382 limitation in 2005 and 2006. This portion of the valuation allowance reversal was recorded as an adjustment to goodwill.

The overall effective tax rate for the year ended December 31, 2003 was impacted by the adjustment for non-deductible goodwill and increases in the valuation allowance. For the year ended December 31, 2004, the effective tax rate was significantly impacted by the release of the valuation allowance.

Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters ended December 31, 2005. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)
	(Unaudited)
	(In thousands, except for per share data)

2005
Net revenue	$23,271	$29,193	$34,380	$33,375
Gross profit	14,868	17,407	17,647	20,165
Operating income	3,616	2,176	1,750	2,289
Net income	2,069	1,068	649	682
Basic net income per share applicable to common stockholders(1)	0.08	0.04	0.03	0.03
Diluted net income per share applicable to common stockholders(1)	$0.04	$0.02	$0.01	$0.02
Basic weighted average common shares outstanding	513,771	633,975	674,217	7,296,886
Diluted weighted average common shares outstanding	1,139,458	1,261,611	1,635,148	8,394,814

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Net revenue	$15,376	$16,833	$18,734	$19,101
Gross profit	8,556	10,159	10,498	11,166
Operating income	1,687	1,238	2,865	1,932
Net income	1,465	994	2,478	6,316
Basic net income per share applicable to common stockholders(1)	0.07	0.04	0.10	0.25
Diluted net income per share applicable to common stockholders(1)	$0.06	$0.00	$0.00	$0.02
Basic weighted average common shares outstanding	13,689	13,689	36,116	96,806
Diluted weighted average common shares outstanding	24,778,816	600,694	1,135,019	1,562,455

(1)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(2)	During the fourth quarter of 2005, we completed the fair value assessment of the acquired assets, liabilities, identifiable intangibles and goodwill of ALG, NAT, Chrome and Go Big. The final determination resulted in amounts that were previously classified as identifiable intangibles subsequently reclassified to goodwill during the fourth quarter of 2005. This change in estimate resulted in a decrease of $3.3 million in amortization expense related to acquired identifiable intangibles from $7.6 million during the three months ended September 30, 2005 to $4.3 million recorded during the three months ended December 31, 2005.

Liquidity and Capital Resources

On December 16, 2005, we completed the initial public offering of 10,000,000 shares of our common stock at the initial public offering price to the public of $17.00 per share. We sold 6,666,667 shares of common stock and the selling stockholders sold 3,333,333 shares of common stock. We did not receive any proceeds from the sale of the selling stockholders’ shares. In addition, on December 22, 2005, in connection with the full exercise of the underwriters’ over-allotment option, we sold 1,500,000 additional shares of our common stock at the initial public offering price to the public of $17.00 per share. We received net proceeds of $126.1 million from the sale of the

8,166,667 shares of common stock by us, after deducting the underwriting discounts and commissions, financial advisory fees and other expenses related to the initial public offering.

On December 16, 2005, we used a portion of the proceeds to pay in full the $25.0 million outstanding under our term loan facility and $18.5 million outstanding under our revolving credit facility.

As of December 31, 2005, we had $25.0 million available for borrowings under the revolving credit facility.

Going forward, our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for 2005 were $10.7 million. We expect to finance our future liquidity needs through working capital and cash flows from operations. As of December 31, 2005, we had no amounts outstanding under our revolving credit facility.

As of December 31, 2005, we had $103.3 million of cash and cash equivalents and $101.6 million in working capital, as compared to $21.8 million of cash and cash equivalents and $24.4 million in working capital as of December 31, 2004.

The following table sets forth the components for the following periods:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net cash provided by operating activities	$32,223	$17,162	$8,483
Net cash used in investing activities	(77,197)	(12,424)	(5,343)
Net cash provided by (used in) financing activities	126,443	125	(95)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2005 was attributable to net income of $4.5 million, which includes a deferred tax provision of $2.3 million, an increase in operating assets of $12.6 million primarily resulting from the increase in accounts receivable due to the overall increase in revenue, offset by depreciation and amortization of $22.8 million, amortization of deferred compensation of $2.0 million, the provision for doubtful accounts and sales credits of $3.7 million, and an increase in accounts payable and accrued expenses of $5.1 million and deferred revenue and other current/long-term liabilities of $3.5 million. Net cash provided by operating activities for the year ended December 31, 2004 was primarily attributable to net income of $11.3 million, which includes a reversal of a deferred tax asset valuation of $4.7 million, an increase in operating assets of $5.3 million primarily resulting from an increase in accounts receivable due to an overall increase in revenue, offset by depreciation and amortization of $10.9 million, and an increase in accounts payable and accrued expenses of $2.4 million. Net cash provided by operating activities for the year ended December 31, 2003 was primarily attributable to a net loss of $3.3 million, an increase in operating assets of $3.3 million primarily resulting from an increase in accounts receivable due to an overall increase in revenue, offset by depreciation and amortization of $11.0 million, provisions for doubtful accounts and sales credits of $0.5 million, an increase in accounts payable and accrued expenses of $1.6 million, deferred revenue and other current liabilities of $1.0 million, and other long-term liabilities of $1.0 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2005 was attributable to capital expenditures of $3.5 million, an increase in capitalized software and website development costs of $7.3 million, and payments for acquisitions of $67.1 million, offset by funds released from escrow of $0.6 million. Net cash used in investing activities for the year ended December 31, 2004 was attributable to capital expenditures of $1.8 million, an increase in capitalized software and website development costs of $2.3 million, payments for acquired assets of $7.4 million and funds released from escrow to third parties and other restricted cash of $1.0 million. Net cash used in investing activities for the year ended December 31, 2003 was attributable to capital expenditures of $0.5 million, increase in capitalized software and website development costs of $1.9 million and advance payment for an acquisition of $2.9 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2005 was attributable to the receipt of cash proceeds from our initial public offering of $126.1 million and the exercise of employee stock options of $1.5 million, net proceeds from bank indebtedness of $47.9 million, offset by repayment of bank indebtedness of $48.5 million, and principal payments on capital lease obligations of $0.5 million. Net cash provided by financing activities for the year ended December 31, 2004 was attributable to the receipt of proceeds from the exercise of employee stock options of $0.6 million, offset by principal payments on capital lease obligations of $0.5 million. Net cash used in financing activities for the year ended December 31, 2003 was attributable to principal payments on capital lease obligations of $0.1 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Capital lease obligations	$523	$515	$8	$—	$—
Operating lease obligations	13,771	2,248	4,754	2,205	4,564
Payments due to acquirees	7,163	1,621	4,792	750	—

Total contractual cash obligation	$21,457	$4,384	$9,554	$2,955	$4,564

Payments due to acquirees are non-interest bearing and fixed in nature.

Pursuant to employment or severance agreements with certain employees, as of December 31, 2005 we have a commitment to pay severance of approximately $7.5 million in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.

Credit Facilities

On April 15, 2005, we and one of our subsidiaries, DealerTrack, Inc., entered into credit facilities comprised of a $25.0 million revolving credit facility and a $25.0 million term loan facility at interest rates of LIBOR plus 150 basis points or prime plus 50 basis points, under which we have pledged substantially all of our assets. Proceeds from borrowings under the term loan facility were used to fund a portion of the Chrome, NAT and ALG acquisitions. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of December 31, 2005, we had $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008. The term loan was paid in full on December 16, 2005, in conjunction with the closing of our initial public offering, as we were required to use up to 25% of the proceeds of any equity issuance to repay the term loan.

Our revolving credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	access our or our existing or future subsidiaries’ cash flow and value and, therefore, to pay interest and/or principal on our other indebtedness or to pay dividends on our common stock;

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our or our existing or future subsidiaries’ capital stock or to make certain other restricted payments or investments;

•	sell assets, including our capital stock;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	incur liens; and

•	designate any of our, or the applicable subsidiary’s, future subsidiaries as unrestricted subsidiaries.

In addition, our revolving credit facility prohibits our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our revolving credit facility also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with the following financial ratios on a consolidated basis: (1) the aggregate amount of capital expenditures shall not exceed (i) $15,000,000 in the year ending December 31, 2005 or (ii) 12.5% of consolidated gross revenue for the preceding fiscal year, for each fiscal year ending thereafter; (2) the leverage ratio shall not exceed 2.75:1 through December 30, 2005 nor shall it exceed 2.50:1 on or after December 31, 2005; and (3) the fixed charge coverage ratio shall not any time be less than 1.50:1. As of December 31, 2005, we are in compliance with all terms and conditions of our credit facilities. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

Our revolving credit facility contains the following affirmative covenants, among others: delivery of financial statements, reports, accountants’ letters, budgets, officers’ certificates and other information requested by the lenders; payment of other obligations; continuation of business and maintenance of existence and material rights and privileges; compliance with laws and material contractual obligations; maintenance of property and insurance; maintenance of books and records; right of the lenders to inspect property and books and records; notices of defaults, bankruptcies and other material events; and compliance with laws.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonal and Other Trends

The volume of new and used automobiles financed or leased by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. We expect that our operating results in the foreseeable future may be significantly affected by these and other seasonal and promotional trends in the indirect automotive finance market. In addition, the volume of transactions in our network generally is greater on Saturdays and Mondays and, in particular, most holiday weekends.

Effects of Inflation

Our monetary assets, consisting primarily of cash, cash equivalents and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This standard amends SFAS No. 123 and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the consolidated financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS No. 123R provides public companies with a choice of transition methods to implement the standard. We will apply the modified prospective method whereby we would recognize compensation cost for the unamortized portion of unvested awards outstanding at the effective date of SFAS No. 123R (January 1, 2006 for us). Such cost will be recognized in our consolidated financial statements over the remaining vesting period. The adoption of this standard is currently expected to reduce our 2006 earnings by approximately $1.0 million, based upon outstanding options as of December 31, 2005.

On March 29, 2005, the SEC issued SAB No. 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The impact of SAB No. 107 was assessed in conjunction with our evaluation of the impact of SFAS 123R.

In March 2005, the FASB issued FIN No. 47 as an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations” (SFAS No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has not had a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. DealerTrack does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

We only have operations located in, and provide services to, customers in the United States and Canada. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with the Canadian dollar. Foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenue is denominated. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.

Interest Rate Exposure

As of December 31, 2005, we had cash and cash equivalents of $103.3 million invested in highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2005, we had no borrowings outstanding under our credit facilities. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
Melville, New York
March 29, 2006

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$103,264	$21,753
Accounts receivable — related party	5,386	2,379
Accounts receivable, net of allowances of $2,664 and $699 at December 31, 2005 and 2004, respectively	13,893	6,255
Prepaid expenses and other current assets	3,902	2,778
Deferred tax asset	910	7,675
Restricted cash	—	577

Total current assets	127,355	41,417
Property and equipment, net	4,885	2,849
Software and website developments costs, net	8,769	3,423
Intangible assets, net	39,550	15,474
Goodwill	34,200	12,781
Restricted cash	590	590
Deferred taxes and other assets	5,266	147

Total assets	$220,615	$76,681

LIABILITIES, REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,367	$3,093
Accounts payable — related party	2,021	712
Accrued compensation and benefits	7,589	4,299
Accrued other	8,674	6,926
Deferred revenue	3,267	1,385
Deferred taxes	42	42
Due to acquirees	1,447	—
Capital leases payable	387	539

Total current liabilities	25,794	16,996

Capital leases payable — long-term	7	347
Due to acquirees	4,957	3,520
Other long-term liabilities	3,186	3,593

Total liabilities	33,944	24,456

Commitments and contingencies (Note 14)
Redeemable convertible participating preferred stock
Series A (liquidation preference of $0 and $15,937 at December 31, 2005 and 2004, respectively)	—	1,677
Series A-1 (liquidation preference of $0 and $5,746 at December 31, 2005 and 2004, respectively)	—	2,394
Series A-2 (liquidation preference of $0 and $15,000 at December 31, 2005 and 2004, respectively)	—	14,250
Series B (liquidation preference of $0 and $28,836 at December 31, 2005 and 2004, respectively)		19,986
Series B-1 (liquidation preference of $0 and $5,746 at December 31, 2005 and 2004, respectively)	—	532
Series C (liquidation preference of $0 and $24,610 at December 31, 2005 and 2004, respectively)	—	21,413
Series C-1 (liquidation preference of $0 and $7,916 at December 31, 2005 and 2004, respectively)	—	6,739
Series C-2 (liquidation preference of $0 and $498 at December 31, 2005 and 2004, respectively)	—	485
Series C-3 (liquidation preference of $0 and $5,000 at December 31, 2005 and 2004, respectively)	—	4,750

Total redeemable convertible participating preferred stock	—	72,226

Stockholders’ equity (deficit)
Preferred stock, $0.01 per value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $0.01 par value; 175,000,000 and 30,000,000 at December 31, 2005 and 2004, respectively shares authorized; 35,379,717 and 177,926 shares outstanding at December 31, 2005 and 2004, respectively	354	2
Additional paid-in capital	214,471	8,451
Deferred stock-based compensation	(7,745)	(3,520)
Accumulated other comprehensive income (foreign currency)	157	100
Accumulated deficit	(20,566)	(25,034)

Total stockholders’ equity (deficit)	186,671	(20,001)

Total liabilities, redeemable convertible participating preferred stock and stockholders’ equity (deficit)	$220,615	$76,681

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenue
Net revenue (1)	$120,219	$70,044	$38,679

Operating costs and expenses
Cost of revenue (1) (2)	50,132	29,665	25,362
Product development (2)	5,566	2,256	1,539
Selling, general and administrative (2)	54,690	30,401	15,048

Total operating costs and expenses	110,388	62,322	41,949
Income (loss) from operations	9,831	7,722	(3,270)
Interest income	282	54	75
Interest expense	(1,585)	(115)	(22)

Income (loss) before provision for income taxes	8,528	7,661	(3,217)
(Provision) benefit for income taxes, net	(4,060)	3,592	(72)

Net income (loss)	$4,468	$11,253	$(3,289)

Basic net income (loss) per share applicable to common stockholders (3)	$0.17	$0.45	$(1,000.30)
Diluted net income (loss) per share applicable to common stockholders (3)	$0.12	$0.02	$(1,000.30)
Weighted average shares outstanding	2,290,439	40,219	3,288
Weighted average shares outstanding assuming dilution	3,188,180	1,025,248	3,288

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

(1) Related party revenue	$29,021	$19,070	$13,717
Related party cost of revenue	3,216	3,306	3,985

(2) Stock-based compensation recorded for the year ended December 31, 2005 and 2004 was classified as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)

Cost of revenue	$295	$286
Product development	95	84
Selling, general and administrative	1,600	1,263

Total stock-based compensation	$1,990	$1,633

(3) See Note 2 of these financial statements for earnings per share calculations.

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities
Net income (loss)	$4,468	$11,253	$(3,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,763	10,873	11,016
Deferred tax provision (benefit)	2,301	(4,679)	—
Amortization of deferred compensation	1,990	1,633	—
Provision for doubtful accounts and sales credits	3,664	476	475
Gain on sale of property and equipment	(26)	(33)	—
Amortization of deferred interest	165	45	—
Amortization of bank financing costs	411	—	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(11,052)	(2,717)	520
Accounts receivable — related party	(1,687)	(814)	(2,518)
Prepaid expenses and other current assets	(375)	(1,808)	(1,294)
Accounts payable and accrued expenses	3,764	2,763	599
Accounts payable — related party	1,310	(316)	1,023
Deferred revenue and other current liabilities	1,181	914	1,034
Deferred compensation	110	—	—
Other long-term liabilities	2,329	(456)	935
Deferred rent	399	—	—
Other assets	508	28	(18)

Net cash provided by operating activities	32,223	17,162	8,483

Cash flows from investing activities
Capital expenditures	(3,453)	(1,825)	(542)
Funds released from/(placed into) escrow and other restricted cash	577	(984)	12
Capitalized software and web site development costs	(7,293)	(2,302)	(1,928)
Proceeds from sale of property and equipment	31	5	—
Payment for net assets acquired, net of cash acquired	(67,059)	(7,318)	—
Advance payment for acquisition	—	—	(2,885)

Net cash used in investing activities	(77,197)	(12,424)	(5,343)

Cash flows from financing activities
Principal payments on capital lease obligations	(492)	(496)	(146)
Proceeds from the exercise of employee stock options	1,469	621	51
Net proceeds from term loan facility	24,699	—	—
Net proceeds from revolving credit facility	23,200	—	—
Repayment of term loan facility	(25,000)	—	—
Repayment of revolving credit facility	(23,500)	—	—
Proceeds from initial public offering, net of expenses	126,067	—	—

Net cash provided by (used in) financing activities	126,443	125	(95)

Net increase in cash and cash equivalents	81,469	4,863	3,045
Effect of exchange rate changes on cash and cash equivalents	42	100	—
Beginning of period	21,753	16,790	13,745

End of period	$103,264	$21,753	$16,790

Supplemental disclosure
Non cash investing and financing activities:
Conversion of redeemable convertible participating preferred stock to common stock	$72,226	$—	$—
Assets acquired under capital leases	—	280	1,247
Preferred stock issued in conjunction with acquisition of subsidiary	—	—	19,000
Cash paid for:
Income taxes	2,117	1,071	11
Interest	1,417	115	22

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

							Accumulated		Total
					Additional	Deferred	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Income (Loss)
	(In thousands, except share and per share amounts)

Balance as of January 1, 2003	—	$—	1,009	$—	$2,628	$—	$—	$(32,998)	$(30,370)
Exercise of stock options	—	—	12,681	—	51	—	—	—	51
Net loss	—	—	—	—	—	—	—	(3,289)	(3,289)	$(3,289)

Comprehensive loss										$(3,289)

Balance as of December 31, 2003	—	—	13,690	—	2,679	—	—	(36,287)	(33,608)
Exercise of stock options	—	—	164,236	2	619	—	—	—	621
Foreign currency translation adjustment	—	—	—	—	—	—	100	—	100	$100
Deferred stock-based compensation	—	—	—	—	5,153	(5,153)	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,633	—	—	1,633
Net income	—	—	—	—	—	—	—	11,253	11,253	$11,253

Comprehensive income										$11,353

Balance as of December 31, 2004	—	—	177,926	2	8,451	(3,520)	100	(25,034)	(20,001)
Exercise of stock options	—	—	511,610	5	1,464	—	—	—	1,469
Tax benefit from the exercise of stock options	—	—	—	—	395	—	—	—	395

Foreign currency translation adjustment	—	—	—	—	—	—	57	—	57	$57
Deferred stock-based compensation	—	—	—	—	4,010	(4,010)	—	—	—
Issuance of restricted stock grants	—	—	125,925	1	2,204	(2,205)	—		—
Stock-based compensation expense	—	—	—	—	—	1,684	—	—	1,684
Restricted stock amortization	—	—	—	—	—	306	—	—	306
Conversion of redeemable convertible participating preferred stock	—	—	26,397,589	264	71,962	—	—	—	72,226
Issuance of common stock — initial public offering	—	—	8,166,667	82	125,985	—	—	—	126,067
Net income	—	—	—	—	—	—	—	4,468	4,468	$4,468

Comprehensive income										$4,525

Balance as of December 31, 2005	—	$—	35,379,717	$354	$214,471	$(7,745)	$157	$(20,566)	$186,671

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description

We are a leading provider of on-demand software solutions for the automotive retail industry in the United States. We utilize the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as the major credit reporting agencies. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. Our integrated subscription-based software products and services enable our automotive dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, document compliance with certain laws and execute financing contracts electronically. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

We began our principal business operations in February 2001 with the introduction of our credit application processing product to address inefficiencies in the automotive financing process. Since then, we have substantially increased the number of participants in our network and have introduced new products and services through our internal product development efforts, as well as through acquisitions. As a result, we have increased our total addressable market by enhancing our offering of subscription products and our data and reporting capabilities, and expanding our network of relationships.

2.	Summary of Significant Accounting Policies

The consolidated financial statements of DealerTrack Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of DealerTrack Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Changes in Classifications

The classifications of certain items from prior years have been revised to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an on-going basis, we evaluate our estimates, including those related to accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment and capitalized software, deemed value of common stock (prior to our initial public offering) for the purposes of determining stock-based compensation (see below), and income taxes, among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Prior to our initial public offering, our board of directors determined the fair market value of our common and preferred stock in the absence of a public market for these shares. For purposes of financial accounting for employee stock-based compensation and issuing preferred stock in acquisitions, prior to our initial public offering, management applied hindsight within each year to arrive at deemed values for the shares underlying the options that are higher than the fair market values assigned by the board. These deemed fair values were determined based on a number of factors, including input from independent valuation firms, our historical and forecasted operating results and cash flows, and comparisons to publicly-held companies. The deemed values were used to determine the amount of stock-based compensation recognized related to stock options and preferred stock issuances in acquisitions.

  Revenue Recognition

We recognize revenue in accordance with SAB, No. 104, Revenue Recognition in Financial Statements and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In addition, for certain subscription products and services we also recognize revenue under SOP 97-2, Software Revenue Recognition.

Transaction Services Revenue.  Transaction revenue consists of revenue earned from our financing source customers for each credit application or electronic contract submitted to them. Additionally, we earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers. In addition, we earn transaction fees from financing source customers for whom we perform portfolio residual value analysis.

We offer web-based service to financing sources for the electronic receipt of credit application data and contract data for automotive financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed and determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectibility is reasonably assured. Set-up fees charged to the financing sources for establishing connections, if any, are recognized ratably over the expected customer relationship period of three or four years, depending on the type of customer.

Our credit report service provides our dealer customers the ability to access credit reports from several major credit reporting agencies or resellers online. We sell this service based upon contracts with the customer or report provider, as applicable, that include fixed and determinable prices and that does not include the right of return or other similar provisions or other significant post service obligations. We recognize credit report revenue on a per transaction basis, when services are rendered and when collectibility is reasonably assured. We offer these credit reports on both a reseller and an agency basis. We recognize revenue from all but one provider of credit reports on a net basis due to the fact that we are not considered the primary obligor, and recognize revenue gross with respect to one of the providers as we have the risk of loss and are considered the primary obligor in the transaction.

Subscription Services Revenue.  We derive revenue from subscriptions paid by customers who can access our on-demand and other products and services. These services are typically sold based upon annual contracts that include fixed and determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship period of three or four years, depending on the type of customer. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.

Our revenue is presented net of a provision for sales credits, which is estimated based on historical results, and established in the period in which services are provided.

  Shipping Costs

Shipping charges billed to customers are included in net revenue, and the related shipping costs are included in cost of sales.

  Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturity of three months or less.

  Translation of Non-U.S. Currencies

We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2005 and 2004.

  Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

  Property, Equipment and Depreciation

Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Software and Website Development Costs and Amortization

We account for the costs of computer software developed or obtained for internal use in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to three years. Capitalized software and website development costs, net were $8.8 million and $3.4 million as of December 31, 2005 and 2004, respectively. Amortization expense totaled $2.0 million, $2.7 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  Goodwill, Other Intangibles and Long-lived Assets

We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for impairment by comparing the fair value of our one reporting unit to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment are economically similar such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of this reporting unit using a discounted cash flow analysis and/or applying various market multiples. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. We perform our annual goodwill impairment test on October 1 of every year or when there is a triggering event. Our estimate of the fair value of the reporting unit was in excess of its carrying value as of October 1, 2005 and 2004.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, we could be required to recognize impairment charges in the future.

We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period.

  Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109) which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $0.7, $0.4 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  Concentration of Credit Risk

Our financial instruments, which potentially subject us to concentration of credit risk, consist primarily of accounts receivable. We maintain an allowance for uncollectible accounts receivable based on expected collectibility and perform ongoing credit evaluations of our customers’ financial condition. For the years ended December 31, 2005 and 2004, no customer accounted for more than 10% of our total revenue. For the year ended December 31, 2003, net revenue from one related party accounted for 10% of our total revenue.

Our revenue is generated from customers associated with the automotive industry.

  Net Income (Loss) per Share

For the year ended December 31, 2005, basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution. The calculation assumes that all stock options which are in the money are exercised at the beginning of the period and the proceeds used by DealerTrack to purchase shares at the average market price for the period.

For the years ended December 31, 2005 and 2004 and 2003, we computed net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” and EITF No. 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” Under the provisions of SFAS No. 128, basic earnings per share are computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of our common stock outstanding for the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock plus the diluted effect of potential common shares.

The following table sets forth the computation of basic and diluted net income (loss):

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share amounts)

Numerator:
Net income (loss)	$4,468	$11,253	$(3,289)
Amount allocated to participating preferred stockholders under two-class method	(4,072)	(11,235)	—

Net income (loss) applicable to common stockholders	$396	$18	$(3,289)

Denominator:
Weighted average common stock outstanding (basic)	2,290,439	40,219	3,288
Common equivalent shares from options to purchase common stock	897,741	985,029	—

Weighted average common stock outstanding (diluted)	3,188,180	1,025,248	3,288

Basic net income (loss) per share applicable to common stockholders	$0.17	$0.45	$(1,000.30)

Diluted net income (loss) per share applicable to common stockholders	$0.12	$0.02	$(1,000.30)

Due to the net loss applicable for common stockholders for the years ended December 31, 2003, the effect of the potential exercise of stock options and conversion of preferred stock was not considered in the diluted earnings per share calculation since it would have been antidilutive. The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	Year Ended December 31,
	2005	2004	2003

Stock options	100,275	5,624	1,581,893
Preferred stock	24,765,127	24,765,127	24,765,127

Total	24,865,402	24,770,751	26,347,020

  Stock-Based Compensation

We have elected under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to account for our employee stock options in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), using the intrinsic value approach to measure compensation expense, if any. Companies that account for stock-based compensation arrangements for its employees under APB No. 25 are required by SFAS No. 123 to disclose the pro forma effect on net (loss) income as if the fair value based method prescribed by SFAS No. 123 had been applied.

We have granted certain of our employees, officers and directors options to purchase shares of common stock at exercise prices that the board of directors believed, at the time of grant, were equal to the fair market values of the underlying stock. Prior to our initial public offering, our board determined these values principally based on valuation reports. Under the provisions of APB No. 25, in general, if the exercise price of stock awards granted to employees is equal to the fair market value of the underlying stock on the date of grant, no stock-based compensation cost is recognized. In connection with the preparation of the consolidated financial statements for our initial public offering we noted that the fair value of shares subject to a number of equity awards granted during several quarters prior to our initial public offering were significantly less than the valuations that our underwriters were discussing with us in connection with our preparations for our initial public offering. Therefore, we reassessed the fair market value of our common stock to determine whether the equity awards granted during this period had a compensatory element that should be reflected in our consolidated financial statements. As a result, we recorded deferred compensation during the year ended December 31, 2005 of $4.0 million and during the year ended December 31, 2004 of $5.2 million. During 2005 and 2004, we recorded deferred compensation expense relating to stock option grants in the amount of $1.7 million and $1.6 million, respectively. Subsequent to the effective date of our initial public offering, all options to purchase common stock have been granted with an exercise price equal to the fair market value of the underlying stock on the date of grant, as quoted on the NASDAQ. Under the provisions of APB 25, no stock-based compensation was recognized related to these grants.

The reassessed fair values were based on contemporaneous and retrospective valuations performed and approved by the board of directors. The valuations considered a number of factors including (i) business risks we faced and key company milestones; (ii) comparable company and industry analysis; and (iii) anticipated initial public offering price per share and the timing of the initial public offering.

The table below summarizes the stock options and restricted common stock granted during 2004 and 2005 that resulted in stock-based compensation expense:

					Fair
		Number	Exercise	Intrinsic	Value
		of	Price	Value	of
	Grant	Options Per	Per	Per	Grant Per
	Date	Shares	Share	Share	Share

Stock options:	May 2004	761,544	$2.80	$3.06	$5.86
	July 2004	25,000	2.80	3.06	5.86
	August 2004	699,450	2.80	3.93	6.73
	May 2005	964,850	12.92	4.18	17.10
	June 2005	30,000	12.92	4.18	17.10
	July 2005	75,125	17.08	0.92	18.00

	Total stock options	2,555,969

Restricted common stock:	May 2005	101,000	n/a	17.10	17.10
	June 2005	3,500	n/a	17.10	17.10
	July 2005	3,500	n/a	18.00	18.00
	December 2005	17,925	n/a	19.80	19.80

	Total restricted	125,925
	common stock

The intrinsic value per stock option is being recognized as compensation expense over the applicable vesting period. Additionally, the fair value of the restricted common stock is being recognized as compensation expense over the applicable vesting period. During 2005, we recorded deferred compensation expense relating to restricted stock grants in the amount of $0.3 million.

The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Our granted stock options have characteristics significantly different from those of freely traded options, and changes in subjective input assumptions can materially affect our estimate of the fair value of those options. We recently completed our initial public offering (Note 9) and have had a brief trading history to determine expected volatility based on historical performance of our traded common stock. As a private company, we used 0% volatility. Due to the short public trading of our common stock, we estimated the expected volatility on the historical volatility of similar entities whose common shares are publicly traded. The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Expected life (in years)	5	5	5
Risk-free interest rate	3.76%	3.62%	3.17%
Expected volatility(*)	47%	0%	0%
Expected dividend yield	0%	0%	0%

(*)	The expected volatility for 2005 only applies to options issued subsequent to December 13, 2005, which is the date of our initial public offering.

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during 2005, 2004 and 2003 was $5.66, $3.42 and $0.41, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net income (loss)	$4,468	$11,253	$(3,289)
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	1,194	931	—
Deduct: Stock-based compensation expense under the fair value method, net of taxes	(1,631)	(1,295)	(341)
Deduct: Amounts allocated to participating preferred stockholders under two-class method(a)	(3,674)	(10,871)	—

Pro forma net income (loss) applicable to common stockholders	$357	$18	$(3,630)

Basic net income (loss) per share applicable to common stockholders
As reported	$0.17	$0.45	$(1,000.30)
Pro forma	$0.16	$0.44	$(1,104.01)
Diluted net income (loss) per share applicable to common stockholders
As reported	$0.12	$0.02	$(1,000.30)
Pro forma	$0.11	$0.04	$(1,104.01)

The effects of applying SFAS No. 123 in the pro forma net income (loss) disclosure are not likely to be representative of the effects on the statement of operations upon the adoption of SFAS No. 123R.

(a) Refer to Net Income (Loss) per share sub-section in Note 2 for additional information.

  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). This standard amends SFAS No. 123 and concludes that services received from employees in exchange for stock-based compensation result in a cost to the employer that must be recognized in the consolidated financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS No. 123R provides public companies with a choice of transition methods to implement the standard. We will apply the modified prospective method whereby we would recognize compensation cost for the unamortized portion of unvested awards outstanding at the effective date of SFAS No. 123R (January 1, 2006 for us). Such cost will be recognized in our consolidated financial statements over the remaining vesting period. The adoption of this standard is currently expected to reduce our 2006 earnings by approximately $1.0 million, based upon outstanding options as of December 31, 2005.

On March 29, 2005, the SEC issued SAB No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The impact of SAB No. 107 was assessed in conjunction with our evaluation of the impact of SFAS No. 123R.

In March 2005, the FASB issued FIN No. 47 as an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations” (SFAS No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly; an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has not had a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. DealerTrack does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position or results of operations.

3.	Business Combinations

Automotive Lease Guide (alg), LLC and Automotive Lease Guide (alg) Canada, Inc. (collectively, ALG)

On May 25, 2005, we acquired substantially all the assets and certain liabilities of ALG for a purchase price of $39.8 million (including direct acquisition costs of approximately $0.6 million) in cash and notes payable to ALG. The amount of deferred purchase price payable to the prior owners of ALG is $0.8 million per year for 2006 through 2010. Additional consideration of $11.3 million may be paid contingent upon certain future increases in revenue of Automotive Lease Guide (alg), Inc. and another of our subsidiaries through December 2009. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved.

We did not acquire the equity interest in us owned by ALG as part of the acquisition and therefore, DJR US, LLC, which was formerly known as Automotive Lease Guide (alg), LLC, remains one of our stockholders. ALG’s products and services provide lease residual value data for new and used leased automobiles and guidebooks and consulting services related thereto, to manufacturers, financing sources, investment banks, automobile dealers and insurance companies. For the year ended December 31, 2004, ALG had revenue of approximately $7.8 million. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$95
Property and equipment	178
Other long-term assets	581
Intangible assets	21,450
Goodwill	17,615

Total assets acquired	39,919
Total liabilities assumed	(88)

Net assets acquired	$39,831

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $12.8 million of the purchase price has been allocated to database and customer contracts, $8.5 million to the ALG trade name and $0.2 million to purchased technology. These intangibles are being amortized on a straight-line basis over two to ten years based on each intangible’s estimated useful life. We also recorded approximately $17.6 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of ALG were included in our Consolidated Statement of Operations from the date of the acquisition.

  North American Advanced Technology, Inc. (NAT)

On May 23, 2005, we acquired substantially all the assets and certain liabilities of NAT. NAT’s products and services streamline and automate many traditionally time-consuming and error-prone manual processes of administering aftermarket products, such as extended service contracts, guaranteed asset protection coverage, theft deterrent devices and credit life insurance. The purchase price was $8.7 million (including direct acquisition costs of approximately $0.3 million) in cash. For the year ended December 31, 2004, NAT had revenue of approximately $3.9 million. This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value at the date of acquisition as follows (in thousands):

Current assets	$490
Property and equipment	69
Intangible assets	3,830
Goodwill	4,497

Total assets acquired	8,886
Total liabilities assumed	(161)

Net assets acquired	$8,725

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $1.5 million of the purchase price has been allocated to customer contracts, $2.0 million to the technology and $0.3 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over three to five years based on each intangible’s estimated useful life. We also recorded approximately $4.5 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of NAT were included in our Consolidated Statement of Operations from the date of the acquisition.

Chrome Systems Corporation (Chrome)

On May 10, 2005, we acquired substantially all the assets and certain liabilities of Chrome for a purchase price of $20.4 million (including direct acquisition costs of approximately $0.4 million) in cash. For the year ended December 31, 2004, Chrome had revenue of $12.8 million. Chrome’s products and services enable dealers, manufacturers, financing sources, Internet portals, consumers and insurance companies to configure, compare, and price automobiles on a standardized basis. This provides more accurate valuations for both consumer trade-ins and dealer used automobile inventory. This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value at the date of acquisition as follows (in thousands):

Current assets	$2,497
Property and equipment	529
Intangible assets	16,220
Goodwill	2,039

Total assets acquired	21,285
Total liabilities assumed	(859)

Net assets acquired	$20,426

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $9.6 million of the purchase price has been allocated to technology, $3.1 million to database, $2.0 million to Chrome trade name and $1.5 million to customer contracts. These intangibles are being amortized on a straight-line basis over one to five years based on each intangible’s estimated useful life. We also recorded approximately $2.0 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of Chrome were included in our Consolidated Statement of Operations from the date of the acquisition.

GO BIG! Software, Inc. (Go Big)

On January 1, 2005, we acquired substantially all the assets and certain liabilities of Go Big. This acquisition expanded our products and services offering to provide an electronic menu-selling tool to automotive dealers. For the year ended December 31, 2004, Go Big had revenue of approximately $1.2 million.

The aggregate purchase price was approximately $1.6 million in cash (including direct acquisition costs of approximately $50,000 and additional contingent paid purchase price of $0.4 million). Under the terms of the purchase agreement, we have future contingent payment obligations of $1.9 million if certain incremental licenses of the underlying software are sold between January 1, 2005 and December 31, 2006. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$43
Intangible assets	1,173
Goodwill	386

Total assets acquired	1,602
Total liabilities assumed	(38)

Net assets acquired	$1,564

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $0.7 million of the purchase price has been allocated to customer contracts, $0.4 million to technology and $0.1 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over two to three years based on each intangible’s estimated useful life. We also recorded approximately $0.4 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of Go Big were included in our Consolidated Statement of Operations from the date of the acquisition.

Lease Marketing, Ltd. and its subsidiaries (collectively “LML”)

On August 1, 2004, we acquired substantially all the assets and certain liabilities of LML. This acquisition provided us with a significant enhancement to the capability of our network by allowing us to begin to offer dealers a more comprehensive solution to compare various financing and leasing options and programs.

The aggregate purchase price was $12.9 million in cash (including direct acquisition costs of approximately $0.5 million). $9.0 million of the purchase price (excluding direct acquisition costs) was payable at closing and the first anniversary of the effective date. The remaining payment of $3.4 million is payable as follows: $0.9 million, $1.4 million and $1.1 million are payable on the second, third and fourth anniversaries of the effective date, respectively. Under the terms of the purchase agreement, we have future contingent payment obligations if certain increases in subscribers to these desking products are met through July 2008. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved.

As part of the LML purchase agreement, we retained $8.0 million of the purchase price to be distributed on behalf of the owners of LML. As of December 31, 2005, there were no amounts remaining as outstanding.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair market values at the date of acquisition as follows (in thousands):

Current assets	$177
Property and equipment	183
Intangible assets	10,140
Goodwill	7,416

Total assets acquired	17,916
Total liabilities assumed	(5,020)

Net assets acquired	$12,896

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $7.2 million of the purchase price has been allocated to customer contracts, $1.7 million to purchased technology and $1.2 million to a non-compete agreement. These intangibles are being amortized on a straight-line basis over two to five years based on each intangible’s estimated useful life. We also recorded approximately $7.4 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of LML were included in our Consolidated Statement of Operations from the date of the acquisition.

dealerAccess Inc. (dealerAccess)

On January 1, 2004, we acquired 100% of the outstanding common stock of dealerAccess, a company whose wholly-owned subsidiary, dealerAccess Canada Inc., an Ontario, Canada corporation, offers credit application processing and credit bureau products and services similar to ours. This acquisition expanded our dealer and financing source customer base to Canada.

The aggregate purchase price was $3.1 million in cash (including direct acquisition costs of approximately $0.2 million).

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$698
Property and equipment	522
Intangible assets	1,977
Goodwill	746

Total assets acquired	3,943
Total liabilities assumed	(837)

Net assets acquired	$3,106

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $1.9 million of the purchase price has been allocated to customer contracts and $0.1 million to a non-compete agreement. The amounts allocated to customer contracts and the non-compete agreement are being amortized on a straight-line basis over two years. We also recorded approximately $0.7 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of dealerAccess were included in our Consolidated Statement of Operations from the date of the acquisition.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary presents consolidated results of operations for DealerTrack as if the acquisitions of LML, ALG, NAT and Chrome had been completed on January 1, 2004. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Year Ended December 31,
	2005	2004
	(unaudited)
	(In thousands, except per share data)

Net revenue	$128,589	$100,552
Net loss applicable to common stockholders	$(4,213)	$(22,428)
Basic net loss per share applicable to common stockholders	$(1.84)	$(557.65)

4.	Related Party Transactions

Service Agreement with Related Parties — Financing Sources

We have entered into agreements with each of the automotive financing source affiliates of our stockholders. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically and several have subscribed to our data services products. Under the agreements to receive credit application data and transmit credit decisions electronically, the automotive financing source affiliates of our stockholders have “most favored nation” status, granting each of them the right to no less favorable pricing terms for our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of the automotive financing source affiliates of our stockholders also restrict our ability to terminate such agreements.

The total net revenue and accounts receivable from these related parties as of and for the years ended December 31, 2005, 2004 and 2003 were $27.0 million, $18.1 million and $13.2 million, and $4.5 million,

$2.2 million and $1.5 million, respectively. Refer to Note 2, “Summary of Significant Accounting Policies — Concentration of Credit Risk,” for information regarding the significance of the related party revenue.

During 2004, in connection with an eContracting subsidy program, subject to compliance with certain conditions, we would pay development costs up to $150,000, marketing costs for agreed upon projects in connection with promoting participation in eContracting up to a maximum amount of $50,000 and a one-time utilization incentive payment of $50,000 to certain automotive financing source affiliates of our stockholders. When utilized in future periods, amounts paid for development costs and utilization incentives will be recorded against revenue. Amounts paid for marketing costs where recorded to selling, general and administrative expenses. We paid $0.5 million for development costs and utilization incentives and $0.1 million for marketing costs to related parties during 2004. We paid an additional $0.1 million for marketing costs to related parties during 2005.

We have entered into agreements with certain automotive finance affiliates of our stockholders whereby we share a portion of our eContracting subscription revenue with each such party. The total amounts of expense and accrued expenses to these related parties as of and for the year ended December 31, 2005, 2004 and 2003 were $0.1, $0.1 million and $53,952, and $0.1 million, $0.1 million and $5,082, respectively.

Service Agreements with Related Parties — Other Service and Information Providers

During 2003, we entered into an agreement with a stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product, with this related party, subject to certain minimums. The total amount of expense and accrued expenses to this related party as of and for the years ended December 31, 2005 and 2004 were $2.6 million and $1.9 million, and $0.9 million and $0.4 million, respectively.

During 2003, we entered into several agreements with stockholders or their affiliates that are service providers for automotive dealers. Automotive dealers may utilize our network to access customer credit reports provided by or through these related parties. We earn revenue, subject to certain maximums, from these related parties for each credit report that is accessed using our web-based service and one of these related parties has subscribed to our data services products. The total amounts of net revenue and accounts receivable from these related parties as of and for the years ended December 31, 2005 and 2004 were $1.9 million and $0.9 million, and $0.8 million and $0.2 million, respectively.

Operating Agreements with Related Parties

We entered into several operating agreements with affiliates of stockholders under which we rented space within a data center, received customer support and other administrative services and contracted for consulting services through those related parties. The total amounts paid under these agreements were $0.2 million, $1.0 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Additionally, for the years ended December 31, 2004 and 2003, we maintained commercial banking and insurance brokerage relationships with an affiliate of a stockholder. For the year ended December 31, 2005 we maintained a commercial banking relationship with an affiliate of a stockholder.

5.	Property and Equipment

Property and equipment are recorded at cost and consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2005	2004

Computer equipment	3	$9,470	$7,633
Office equipment	5	1,721	739
Furniture and fixtures	5	1,427	442
Leasehold improvements	5-7	460	123

		13,078	8,937
Less: Accumulated depreciation and amortization		(8,193)	(6,088)

Total property and equipment, net		$4,885	$2,849

Depreciation and amortization expense related to property and equipment was approximately $2.1 million, $1.7 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	Intangible Assets

Intangible assets principally are comprised of customer contracts, database, trademarks, licenses, patents, non-competition agreements and other. The amortization expense relating to intangible assets is recorded as a cost of revenue. As of December 31, the gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (in thousands):

	December 31,		December 31,
	2005		2004
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)

Customer contracts	$22,150	$(15,160)	$18,472	$(7,845)	1-3
Database	15,900	(3,873)	—	—	3-6
Trade names	10,500	(2,365)	3,420	(964)	5-10
Patents/technology	15,591	(5,202)	—	—	2-5
Non-compete agreement	2,748	(1,139)	2,325	(513)	5
Other	900	(501)	900	(321)	5

Total	$67,789	$(28,240)	$25,117	$(9,643)

The amortization expense charged to income was $18.6 million in 2005, $6.5 million in 2004 and $3.7 million in 2003.

Amortization expense that will be charged to income for the subsequent five years is estimated, based on the December 31, 2005 book value, to be $13.5 million in 2006, $11.2 million in 2007, $5.4 million in 2008, $3.0 million in 2009 and $2.6 million in 2010.

7.	Goodwill

The change in carrying amount of goodwill in 2005 is as follows (in thousands):

Balance as of January 1, 2005	$12,781
Acquisition of Go Big (see Note 3)	386
Acquisition of ALG (see Note 3)	17,615
Acquisition of NAT (see Note 3)	4,497
Acquisition of Chrome (see Note 3)	2,039
Recognition of acquired tax benefits to Credit Online (see Note 11)	(2,444)
LML purchase price adjustment	(674)

Balance as of December 31, 2005	$34,200

The changes in the carrying amount of goodwill in 2004 is as follows (in thousands):

Balance as of January 1, 2004	$5,128
Acquisition of dealerAccess (see Note 3)	746
Acquisition of LML (see Note 3)	8,089
Recognition of acquired tax benefits related to Credit Online (see Note 11)	(1,182)

Balance as of December 31, 2004	$12,781

8.	Other Accrued Liabilities

Following is a summary of the components of other accrued liabilities (in thousands):

	December 31,	December 31,
	2005	2004

Professional fees	$2,033	$603
Insurance	7	75
Equipment	—	825
Relocation and recruitment	197	212
Taxes	45	77
Customer deposits	2,820	2,989
Revenue share	815	209
Servicing costs	416	1,364
Marketing	131	—
Rent abandonment	258	—
Initial public offering	495	—
Other	1,457	572

Total other accrued liabilities	$8,674	$6,926

9.	Initial Public Offering

On December 16, 2005, we completed the initial public offering of 10,000,000 shares of our common stock at the initial offering price to the public of $17.00 per share. In this offering, we sold 6,666,667 shares of common stock and the selling stockholders sold 3,333,333 shares of common stock. We did not receive any proceeds from the selling stockholders’ sale of these shares. Of the shares sold by us, a total of $113.3 million in gross proceeds was raised in the initial public offering. After deducting the underwriting discount and commissions of $7.9 million and offering expenses of $3.0 million, net proceeds were $102.4 million.

In connection with and upon closing of the Company’s initial public offering, the following events occurred:

•	On December 13, 2005, the effective date of the offering, our redeemable convertible participating preferred stock converted into 26,397,589 shares of our common stock. In connection with the conversion, all rights and preferences of the convertible preferred stock terminated.

•	The amended and restated certificate of incorporation authorized us to issue two classes of stock to be designated, respectively, common stock, par value $0.01 per share, and preferred stock, par value $0.01 per share. The total number of shares that we shall have the authority to issue is 185,000,000 shares, 175,000,000 shares of which shall be common stock and 10,000,000 shares of which shall be preferred stock.

•	We repaid $43.5 million in credit facilities.

•	We increased the number of authorized common and preferred stock from 30,000,000 shares and zero to 175,000,000 and 10,000,000, respectively. As of December 31, 2005, no shares of preferred stock were outstanding.

On December 22, 2005, in connection with the full exercise of the underwriters’ over-allotment option, 1,500,000 additional shares of common stock were sold by us at the initial public offering price to the public of $17.00 per share. After deducting the underwriting discount of $1.8 million, net proceeds from the over-allotment was $23.7 million.

10.	401(k) Plan

During 2001, we established a 401(k) plan, which covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the qualifying portion of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Contributions under such plans for the years ended December 31, 2005, 2004 and 2003 were $0.4 million, $0.3 million and $0.2 million, respectively.

11.  Income Taxes

The components of our income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

United States	$7,944	$7,856	$(3,217)
Canada	584	(195)	—

	$8,528	$7,661	$(3,217)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current tax:
Federal	$908	$301	$—
State and local	851	787	72
Canada	—	(1)	—

Total current tax	1,759	1,087	72

Deferred tax:
Federal	1,631	(3,691)	—
State and local	670	(988)	—

Total deferred tax	2,301	(4,679)	—

Provision (benefit) for income taxes, net	$4,060	$(3,592)	$72

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse.

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$5,615	13,907
Depreciation and amortization	243	73
Deferred compensation	1,375	702
Acquired intangibles	4,458	—
Tax credits	424	787
Other	1,588	1,509

	13,703	16,978
Deferred tax liabilities:
Capitalized software and web site development	(3,436)	(1,231)
Acquired intangibles	—	(2,174)
Other	(18)	(12)

	10,249	13,561
Deferred tax asset valuation allowance	(4,245)	(7,700)

	$6,004	$5,861

The 2004 deferred taxes disclosure has been adjusted to include the dealerAccess deferred tax assets and the associated full tax valuation allowance. In prior years, since a full tax valuation allowance was established we did not include in the schedule of deferred taxes.

As required by SFAS No. 109, the conclusion that it is more likely than not that the net deferred tax asset of approximately $6.0 million and $5.9 million at December 31, 2005 and 2004, respectively, would be realized was based on careful evaluation of the nature and weight of all of the available positive and negative evidence in accordance with SFAS No. 109. In reaching our conclusion, we balanced the weight of both the negative and positive evidence including cumulative losses; recent positive earnings; the expected level of future earnings; the length of the carry forward periods applicable to the deferred tax assets; and the change in business activity in recent years as compared to the initial years of operation.

For the year ended December 31, 2004, the deferred tax asset valuation allowance was reduced by $8.4 million. Included in this reversal is a $4.7 million benefit to our provision for income taxes relating to the utilization of NOLs, a $1.2 million adjustment to goodwill relating to the current and projected utilization of a net operating loss acquired but not recognized at the date of acquisition of Credit Online in March 2003, coupled by $2.5 million of current year changes to the deferred tax asset. The remaining deferred tax valuation allowance of $7.7 million represented a $4.4 million valuation allowance against the deferred tax assets of our Canadian operations as management does not believe, based on the prior taxable earnings history of the Canadian operations, that it is more likely than not that the benefit of such deferred tax assets will be recognized and a $3.3 million valuation allowance against net operating loss carryforwards of Credit Online Inc. that are subject to a Section 382 limitation, that management does not believe would be utilized prior to expiration.

For the year ended December 31, 2005, the deferred tax asset valuation allowance of $4.2 million represents a valuation allowance against the deferred tax assets of our Canadian operations as management does not believe, based on the prior taxable earnings history of the Canadian operations, that it is more likely than not that the benefit of such deferred tax assets will be recognized. As of December 31, 2005, the $3.3 million valuation allowance previously carried against the net operating loss carryforward of Credit Online Inc. was released in its entirety. This benefit was reflected as an adjustment to goodwill.

As of December 31, 2005 and 2004, we had US net operating loss carryforwards of $7.6 million and $24.7 million respectively. As of December 31, 2005 and 2004 the utilization of $7.6 million and $10.0 million, respectively of these loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning 2018.

As of December 31, 2005 and 2004, we had Canadian net operating loss carryforwards of $8.4 million and $9.1 million, respectively. These losses are available to reduce future taxable income and expire in varying amounts from 2006 to 2010 available to offset taxable income.

In the event that the future income streams that we currently project do not materialize, we may be required to increase our valuation allowance. Any increase in the valuation allowance would result in a charge that would adversely impact our operating performance.

The difference in income tax expense between the amount computed using the statutory federal income tax rate and our effective tax rate is primarily due to state taxes and the change in the valuation allowance. The effect of change in tax rate for 2005 represents that tax impact of a change in the estimated effective tax rate applicable to our deductible and taxable temporary differences for purpose of determining our deferred tax assets and liabilities. The change in the estimated effective tax rate was made in order to reflect the tax rate at which our temporary differences are expected to reverse in future years.

We do not provide for deferred taxes on the temporary differences related to investments in foreign subsidiaries since such profits are considered to be permanently invested.

The analysis of the effective tax rate for 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003

Pre-tax book income	34.0%	34.0%	34.0%
State taxes	10.7%	(2.5)%	2.2%
Foreign rate differential	(2.3)%	—	—
Deferred tax rate adjustment	5.6%	—	—
Valuation allowance and other	(0.4)%	(78.4)%	(38.4)%

Total	47.6%	(46.9)%	(2.2)%

12.	Stock Option and Deferred Compensation Plans

2001 Stock Option Plan

On August 10, 2001, we adopted the 2001 Stock Option Plan, as amended. As of December 31, 2004, there were 3,300,000 shares of our common stock reserved for issuance to employees, directors and consultants.

Options granted under the 2001 Stock Option Plan may be incentive stock options (ISOs) or non-qualified stock options (NSOs). ISOs may only be granted to employees. Our board of directors determines fair value and the period over which options become exercisable, however, except in the case of options granted to officers, directors and consultants, options shall become exercisable at a rate of not less than 20% per year over five years from the date the options are granted. The exercise price of ISOs and NSOs shall be no less than 100% and 85%, respectively, of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the exercise price of each option shall be at least 110% of fair market value of the common stock, as determined by our board of directors.

Stock Reissuance Program

On or prior to October 31, 2003, 34 of our employees elected to tender 372,575 options to purchase shares of common stock under the 2001 Stock Option Plan in exchange for new options to purchase shares of common stock under the 2001 Stock Option Plan.

The new options were granted on May 3, 2004, which was at least six months and one day following the date of cancellation of the old options. The terms of the new options were to be substantially the same as the tendered options, with the exception of the exercise price and vesting period. The exercise price was at the fair market value of the common stock on the grant date as determined in good faith by our board of directors. The vesting period remained the same as the originally tendered option grant date.

2005 Incentive Award Plan

On May 26, 2005, our board of directors adopted, and our stockholders approved, our 2005 Incentive Award Plan. 3,100,000 shares of common stock are reserved for issuance under the 2005 Incentive Award Plan, as well as 79,800 shares of common stock that remain available for future option grants under our 2001 Stock Option Plan, and any shares underlying any existing grants under our 2001 Stock Option Plan that are forfeited. The maximum number of shares which may be subject to awards granted under the 2005 Incentive Award Plan to any individual in any fiscal year is 750,000.

Options granted under both the 2001 and 2005 stock incentive plans to employees generally vest over a period of four years from the vesting commencement date, expire ten years from the date of grant and terminate, to the extent unvested, on the date of termination, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers who generally have a twelve-month period following termination of employment to exercise.

The following table summarizes the activity under our 2001 and 2005 stock incentive plans:

	Number of	Weighted-Average
	Shares	Exercise Price

Balance as of January 1, 2003	1,498,961	$4.4951
Options Granted	700,747	$2.8000
Options Exercised	(12,681)	$4.0517
Options Cancelled	(605,134)	$6.1547

Balance as of December 31, 2003	1,581,893	$3.1129
Options Granted	1,829,650	$2.8000
Options Exercised	(164,236)	$3.7778
Options Cancelled	(308,537)	$3.0544

Balance as of December 31, 2004	2,938,770	$2.8871
Options Granted	1,250,400	$12.8317
Options Exercised	(511,610)	$2.8704
Options Cancelled	(123,009)	$7.6886

Balance as of December 31, 2005	3,554,551	$6.2216

The number of options exercisable as of December 31, 2005 and 2004 was 1,441,675 and 1,125,584, respectively.

The following table summarizes information concerning currently outstanding and exercisable options by four ranges of exercise prices as of December 31, 2005:

	Options Outstanding
		Weighted-Average		Options Exercisable
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.80	1,920,312	7.9618	$2.80	948,564	$2.80
$3.12	431,741	6.0313	$3.12	423,738	$3.12
$6.00	3,749	5.4292	$6.00	3,749	$6.00
$8.00	2,499	3.3952	$8.00	2,499	$8.00
$9.00	152,000	8.3368	$9.00	32,500	$9.00
$12.92	943,975	9.3050	$12.92	30,625	$12.92
$17.08	73,950	9.5743	$17.08	—	$17.08
$19.80	26,325	9.9603	$19.80	—	$19.80

	3,554,551			1,441,675

Employee Stock Purchase Plan

The board of directors adopted, and our stockholders approved, our Employee Stock Purchase Plan (the ESPP). The ESPP became effective on December 14, 2005, the date which we filed a registration statement on Form S-8. The total number of shares of common stock reserved and available for distribution under the ESPP is 1,500,000. No shares of common stock were issued under the ESPP during the year ended December 31, 2005. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the date of purchase.

Employees’ Deferred Compensation Plan

The board of directors adopted our Employees’ Deferred Compensation Plan. The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management or highly compensated employees to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of DealerTrack and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Employees’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code.

Directors’ Deferred Compensation Plan

The board of directors adopted our Directors’ Deferred Compensation Plan, which allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of DealerTrack and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Directors’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code.

13.	Commitments and Contingencies

Operating Leases

We lease our office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through November 5, 2014. Total rent expense under operating leases was $2.4 million, $1.0 million and $0.7 million for the years ending December 31, 2005, 2004 and 2003, respectively.

Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending December 31,

2006	$2,248
2007	1,880
2008	1,567
2009	1,307
2010	1,091
Thereafter	5,678

$13,771

Capital Leases

The following is an analysis of the leased property under capital leases by major property class (in thousands):

	As of December 31,
	2005	2004

Computer equipment	$1,526	$1,526
Less: Accumulated depreciation	(1,097)	(588)

	$429	$938

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005 (in thousands):

Years Ending December 31,

2006	$515
2007	8
Thereafter	—

Total minimum lease payments	523
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	(118)

Net minimum lease payments	405
Less: Amount representing interest	(11)

Present value of net minimum lease payments	$394

Retail Sales Tax

The Ontario Ministry of Finance (the Ministry) has conducted a retail sales tax field audit on our Canadian subsidiary’s dealerAccess Canada financial records for the period from March 1, 2001 through to May 31, 2003. A formal assessment has been submitted to us from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we dispute the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties.

As part of the purchase agreement dated December 31, 2003 between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of dealerAccess, Bank of Montreal indemnified us specifically for this potential liability for all sales tax periods prior to January 1, 2004. As of December 31, 2005, amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.

We have undertaken a comprehensive review of the audit findings of the Ministry using external tax experts. Our position is that our lender revenue transactions are not subject to Ontario retail sales and tax . We filed a formal Notice of Objection with the Ministry on December 12, 2005. No further communication from the Ministry has been received other than an acknowledgment of receipt of the Notice of Objection.

Based upon our comprehensive review and the contractual obligations of our lender customers, the Company has not accrued any sales tax liability for the period subsequent to December 31, 2003. In the event we are obligated to charge sales tax, our Canadian subsidiary’s contractual arrangements with its lender customers bind lender customers to paying all sales taxes which are levied or imposed by any taxing authority by reason of the transactions contemplated under the contractual arrangement.

Commitments

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.5 million as of December 31, 2005 and $2.2 million as of December 31, 2004, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to breach of contract, infringement and other matters. Typically, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from breaches of representations, warranties and/or covenants. In these circumstances, payment by us is generally conditioned on the other party making a claim pursuant to the procedures specified in the particular agreement, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited to indemnification of third-party claims only and limited in terms of time and/or amount. In some instances, we may have recourse against third parties for certain payments made by us.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any such payment. We believe that if we were to incur a loss in any of these matters, it is not probable that such loss would have a material effect on our business or financial condition. It is possible; however, that such loss could have a material impact on our results of operations in an individual reporting period.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.

On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (“RouteOne”) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against RouteOne for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. Discovery has now been completed and dispositive motions have been briefed. The Court has not yet scheduled hearings for claim construction or on the dispositive motions. We intend to pursue our claims vigorously.

14.	Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Based on the nature and class of customer, as well as the similar economic characteristics, our product lines have been aggregated for disclosure purposes. We earn substantially all of our revenue in the United States. Revenue earned outside of the United States is less than 10% of our total net revenue.

Supplemental disclosure of revenue by service type is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Transaction services revenue	$82,637	$56,399	$32,655
Subscription services revenue	32,390	12,363	4,107
Other	5,192	1,282	1,917

Total net revenue	$120,219	$70,044	$38,679

15.	Credit Facilities

On April 15, 2005, we and one of our subsidiaries, DealerTrack, Inc., entered into credit facilities comprised of a $25.0 million revolving credit facility and a $25.0 million term loan facility at interest rates of LIBOR plus 150 basis points or prime plus 50 basis points. Proceeds from borrowings under the term loan facility were used to fund a portion of the Chrome, NAT and ALG acquisitions, under which we have pledged substantially all our assets. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of December 31, 2005, we had $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008. The term loan was paid in full on December 16, 2005, in conjunction with our IPO closing, as the Company was required to use up to 25% of the proceeds of any equity issuance to repay the term loan.

Our revolving credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	access our, or our existing or future subsidiaries’, cash flow and value and, therefore, to pay interest and/or principal on our other indebtedness or to pay dividends on our common stock;

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	sell assets, including our capital stock;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	incur liens; and

•	designate any of our, or the applicable subsidiary’s, future subsidiaries as unrestricted subsidiaries.

In addition, our revolving credit facility includes other and more restrictive covenants and prohibits our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our credit facilities also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. As of December 31, 2005, we are in compliance with all terms and conditions of our credit facilities. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

Our revolving credit facility contains the following affirmative covenants, among others: delivery of financial statements, reports, accountants’ letters, budgets, officers’ certificates and other information requested by the lenders; payment of other obligations; continuation of business and maintenance of existence and material rights and privileges; compliance with laws and material contractual obligations; maintenance of property and insurance; maintenance of books and records; right of the lenders to inspect property and books and records; notices of defaults, bankruptcies and other material events; and compliance with laws.

16.	Subsequent Event

On February 2, 2006, we acquired substantially all of the assets and certain liabilities of Wired Logic, Inc., doing business as DealerWire (DealerWire), for a purchase price of $6.1 million in cash (including estimated direct acquisition costs of $0.1 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $0.5 million in cash, only if new subscribers to the DealerWire product increase to a certain amount by January 31, 2007. DealerWire evaluates a dealership’s sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit. For the year ended December 31, 2005, DealerWire had revenue of approximately $1.4 million. Currently, we are completing a fair value assessment of the acquired assets, liabilities and identifiable intangibles, and at the conclusion of the assessment the purchase price will be allocated accordingly.

DEALERTRACK HOLDINGS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions				Balance at
	Beginning of	Charged to			Other	End of
Description	Period	Expenses	Deductions		Adjustments	Period
	(In thousands)

As of December 31, 2005:
Allowance for doubtful accounts	$640	1,181	(371)		81	$1,531
Allowance for sales credits	$59	2,483	(1,409)		—	$1,133
Deferred tax valuation allowance	$7,700	—	(3,455)		—	$4,245
As of December 31, 2004:
Allowance for doubtful accounts	$547	264	(211)		40	$640
Allowance for sales credits	$69	212	(222)		—	$59
Deferred tax valuation allowance	$11,660	—	(8,397	)(1)	4,437	$7,700
As of December 31, 2003:
Allowance for doubtful accounts	$87	406	(95)		149	$547
Allowance for sales credits	$—	69	—		—	$69
Deferred tax valuation allowance	$11,619	41	—		—	$11,660

(1)	For the year ended December 31, 2004, the deferred tax asset valuation was reversed by $8.4 million. Included in this reversal is a $4.7 million benefit to our provision for income taxes, a $1.2 million adjustment to goodwill relating to a net operating loss acquired but not recognized at the date of acquisition of Credit Online, Inc. in March 2003, coupled by a change in deferred tax assets of $2.5 million. Refer to Note 12 for additional information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Material Weakness.  During the preparation of our prospectus related to our initial public offering, we identified matters that constituted material weaknesses in the design and operation of our internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The material weaknesses we identified were as follows: Our accounting and finance staff at a then-recently acquired subsidiary did not maintain effective controls over recognition of revenue as it related to cut-off at that subsidiary. Specifically, we did not reconcile shipments to customers with revenue recognized in the period. In addition, we did not adequately review and analyze subsidiary financial information at a sufficient level of detail to detect a material error. These material weaknesses resulted in the restatement of our consolidated financial statements as of and for the six months ended June 30, 2005.

Additional Controls and Enhanced Procedures.  In order to remediate the material weaknesses described above, during the three months ending December 31, 2005 and the three months ending March 31, 2006, management implemented a number of additional internal controls and procedures in an effort to improve the level of assurance regarding the accuracy of our financial information, including:

(a) supplementing the accounting and finance staff at the affected subsidiary;

(b) re-evaluating and updating our internal policies and procedures;

(c) providing additional training to our accounting and finance staff;

(d) changing accounting review processes related to the affected subsidiary; and

(e) performing analytical procedures by the accounting and finance staff.

With the implementation of the additional internal controls and procedures, we believe that we have remediated these material weaknesses in our internal control over financial reporting. Other than as noted above, there have been no changes in the Company’s internal control over financial reporting from the time of our initial public offering in December, 2005 through the date hereof that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph,” “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report,” nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006.

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2005.

Audit Committee Financial Expert

The Company has determined that Steven J. Dietz, chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that Mr. Dietz is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Business Conduct and Ethics is provided on Exhibit 14.1 hereto. A copy of our Code of Business Conduct and Ethics is also available on our website at www.dealertrack.com and we will send a paper copy to any stockholder who submits a request in writing to our Secretary.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2005. For information on securities for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2005.

Item 14.	Principal Accounting Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2006, which proxy statement will be filed with the SEC not later than 120 days after the close of our year ended December 31, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules — Schedule II

(3) Exhibits

Number	Description

3.1†	Fourth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc. as filed on March 19, 2003.
3.2††††	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.
3.3†	By-laws of DealerTrack Holdings, Inc.
3.4††††	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.
4.1†	Fourth Amended and Restated Stockholders’ Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc., its subsidiaries and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.2†	Amendment No. 1 to the Fourth Amended and Restated Stockholders’ Agreement, dated as of May 26, 2005, among DealerTrack Holdings, Inc. and its subsidiaries and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.3†	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.4†††	Form of Certificate of Common Stock.
10.1†	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint bookrunners, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Securities Inc., as arrangers, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuing bank, Lehman Commercial Paper Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent.
10.2†	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.
10.3††	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.
10.4††	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.
10.5††	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.
10.6††	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.
10.7††	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.
10.8††	Master Agreement for Consulting Services, dated as of February 1, 2001, between DealerTrack, Inc. and Chase Manhattan Automotive Finance Corporation.
10.9††	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.
10.10††	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.
10.11††	Stock Subscription and Exchange Agreement, dated as of February 1, 2001, by and between DealerTrack.com, Inc. and J.P. Morgan Partners (23A SBIC), LLC.
10.12††	Asset Purchase Agreement, dated as of July 30, 2004, by and among webalg, inc., Wizard Asset Acquisition LLC, LML Asset Acquisition, LLC, LML Systems, Inc., Lease Marketing, Ltd., Mark Simmons, the trust created under the Mark Simmons Declaration of Trust dated October 22, 2002 and Karen Dillon.
10.13††	Stock Purchase Agreement, dated as of December 31, 2003, by and between DealerTrack Holdings, Inc. and Bank of Montreal.

Number	Description

10.14††	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.15†	Employment Agreement, dated as of May 26, 2005, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.16†	Employment Agreement, dated as of May 26, 2005, by and between Robert J. Cox III and DealerTrack Holdings, Inc.
10.17†	Employment Agreement, dated as of May 26, 2005, by and between Charles J. Giglia and DealerTrack, Inc.
10.18†	Employment Agreement, dated as of May 26, 2005, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.19†	Employment Agreement, dated as of May 26, 2005, by and between Vincent Passione and DealerTrack, Inc.
10.20†	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10.21†	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.
10.22†	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.23†	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10.24†	2005 Incentive Award Plan, effective as of May 26, 2005.
10.25†	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.
10.26†	Stock Ownership and Retention Program, adopted May 26, 2005 and effective upon completion of this offering.
10.27†	Employee Stock Purchase Plan, adopted May 26, 2005 and effective as of December 14, 2005.
10.28†	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.
10.29†	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.
10.30†	401(k) Plan, effective as of January 1, 2001, as amended.
10.31††	Lender Agreement, dated as of December 19, 2000, between AmeriCredit Financial Services, Inc. and DealerTrack.com, Inc., as amended as of December 28, 2001, October 24, 2002 and April 1, 2004.
10.32††	Lender Agreement, dated as of February 1, 2001, between Chase Manhattan Automotive Finance Corporation and DealerTrack.com, Inc., as amended as of December 28, 2001, May 10, 2002 and October 24, 2002.
10.33††	Lender Agreement, dated as of April 13, 2001, between WFS Financial, Inc. and DealerTrack.com, Inc., as amended as of December 28, 2001 and October 24, 2002.
10.34††	Lender Agreement, dated as of August 31, 2001, between Wells Fargo & Company and Dealer Track.com, Inc., as amended as of December 28, 2001, October 24, 2002 and May 7, 2003.
10.35††	Lender Agreement, dated as of September 26, 2001, between Capital One Auto Finance and DealerTrack.com, Inc., as amended as of December 28, 2001, October 24, 2002, and June 25, 2004.
10.36††	Lease Agreement, dated as of August 5, 2004, between i. Park Lake Success, LLC and DealerTrack, Inc.
10.37††††	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.
10.38	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of February 10, 2006.
14.1	Code of Business Conduct and Ethics.
21.1†	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.

Number	Description

31.1	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark F. O’Neil and Robert J. Cox III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

††	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

†††	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

††††	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(b) Exhibits:

DealerTrack hereby files as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 29, 2006

DealerTrack Holdings, Inc.
(Registrant)

By:	/s/ Robert J. Cox III
Robert J. Cox III
Senior Vice President, Chief Financial Officer
and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark F. O’Neil Mark F. O’Neil	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 29, 2006

/s/ Robert J. Cox III Robert J. Cox III	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 29, 2006

/s/ Steven J. Dietz Steven J. Dietz	Director	March 29, 2006

/s/ Thomas R. Gibson Thomas R. Gibson	Director	March 29, 2006

/s/ Mary Cirillo-Goldberg Mary Cirillo-Goldberg	Director	March 29, 2006

/s/ John J. McDonnell, Jr. John J. McDonnell, Jr.	Director	March 29, 2006

/s/ James David Power III James David Power III	Director	March 29, 2006

/s/ Howard L. Tischler Howard L. Tischler	Director	March 29, 2006

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005

Number		Description

3	.1†	Fourth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc. as filed on March 19, 2003.
3	.2††††	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.
3	.3†	By-laws of DealerTrack Holdings, Inc.
3	.4††††	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.
4	.1†	Fourth Amended and Restated Stockholders’ Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc., its subsidiaries and the stockholders of DealerTrack Holdings, Inc. party thereto.
4	.2†	Amendment No. 1 to the Fourth Amended and Restated Stockholders’ Agreement, dated as of May 26, 2005, among DealerTrack Holdings, Inc. and its subsidiaries and the stockholders of DealerTrack Holdings, Inc. party thereto.
4	.3†	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.
4	.4†††	Form of Certificate of Common Stock.
10	.1†	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint bookrunners, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Securities Inc., as arrangers, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuing bank, Lehman Commercial Paper Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent.
10	.2†	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.
10	.3††	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.
10	.4††	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.
10	.5††	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.
10	.6††	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.
10	.7††	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.
10	.8††	Master Agreement for Consulting Services, dated as of February 1, 2001, between DealerTrack, Inc. and Chase Manhattan Automotive Finance Corporation.
10	.9††	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.
10	.10††	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.
10	.11††	Stock Subscription and Exchange Agreement, dated as of February 1, 2001, by and between DealerTrack.com, Inc. and J.P. Morgan Partners (23A SBIC), LLC.
10	.12††	Asset Purchase Agreement, dated as of July 30, 2004, by and among webalg, inc., Wizard Asset Acquisition LLC, LML Asset Acquisition, LLC, LML Systems, Inc., Lease Marketing, Ltd., Mark Simmons, the trust created under the Mark Simmons Declaration of Trust dated October 22, 2002 and Karen Dillon.
10	.13††	Stock Purchase Agreement, dated as of December 31, 2003, by and between DealerTrack Holdings, Inc. and Bank of Montreal.

Number		Description

10	.14††	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10	.15†	Employment Agreement, dated as of May 26, 2005, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10	.16†	Employment Agreement, dated as of May 26, 2005, by and between Robert J. Cox III and DealerTrack Holdings, Inc.
10	.17†	Employment Agreement, dated as of May 26, 2005, by and between Charles J. Giglia and DealerTrack, Inc.
10	.18†	Employment Agreement, dated as of May 26, 2005, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10	.19†	Employment Agreement, dated as of May 26, 2005, by and between Vincent Passione and DealerTrack, Inc.
10	.20†	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10	.21†	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.
10	.22†	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10	.23†	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10	.24†	2005 Incentive Award Plan, effective as of May 26, 2005.
10	.25†	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.
10	.26†	Stock Ownership and Retention Program, adopted May 26, 2005 and effective upon completion of this offering.
10	.27†	Employee Stock Purchase Plan, adopted May 26, 2005 and effective as of December 14, 2005.
10	.28†	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.
10	.29†	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.
10	.30†	401(k) Plan, effective as of January 1, 2001, as amended.
10	.31††	Lender Agreement, dated as of December 19, 2000, between AmeriCredit Financial Services, Inc. and DealerTrack.com, Inc., as amended as of December 28, 2001, October 24, 2002 and April 1, 2004.
10	.32††	Lender Agreement, dated as of February 1, 2001, between Chase Manhattan Automotive Finance Corporation and DealerTrack.com, Inc., as amended as of December 28, 2001, May 10, 2002 and October 24, 2002.
10	.33††	Lender Agreement, dated as of April 13, 2001, between WFS Financial, Inc. and DealerTrack.com, Inc., as amended as of December 28, 2001 and October 24, 2002.
10	.34††	Lender Agreement, dated as of August 31, 2001, between Wells Fargo & Company and Dealer Track.com, Inc., as amended as of December 28, 2001, October 24, 2002 and May 7, 2003.
10	.35††	Lender Agreement, dated as of September 26, 2001, between Capital One Auto Finance and DealerTrack.com, Inc., as amended as of December 28, 2001, October 24, 2002, and June 25, 2004.
10	.36††	Lease Agreement, dated as of August 5, 2004, between i. Park Lake Success, LLC and DealerTrack, Inc.
10	.37††††	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.
10.38		Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of February 10, 2006.
14.1		Code of Business Conduct and Ethics.
21	.1†	List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mark F. O’Neil and Robert J. Cox III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

††	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

†††	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

††††	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.