Form 10-Q
period 2006-03-31
DealerTrack Holdings, Inc.
filed 2006-05-12
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51653
DealerTrack Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2336218 (I.R.S. Employer Identification Number)

1111 Marcus Ave., Suite M04 Lake Success, NY	11042 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (516) 734-3600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, 35,634,390 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands, except share and per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$40,541	$103,264
Short-term investments	59,607	—
Accounts receivable — related party	5,767	5,386
Accounts receivable, net of allowances of $2,905 and $2,664 at March 31, 2006 and December 31, 2005, respectively	12,938	13,893
Prepaid expenses and other current assets	3,716	3,902
Deferred tax asset	910	910

Total current assets	123,479	127,355

Property and equipment, net	5,862	4,885
Software and website developments costs, net	10,704	8,769
Intangible assets, net	38,960	39,550
Goodwill	36,755	34,200
Restricted cash	540	590
Deferred taxes and other assets	6,587	5,266

Total assets	$222,887	$220,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,629	$2,367
Accounts payable — related party	988	2,021
Accrued compensation and benefits	3,691	7,589
Accrued other	8,780	8,674
Deferred revenue	4,128	3,267
Deferred taxes	42	42
Due to acquirees	1,450	1,447
Capital leases payable	275	387

Total current liabilities	20,983	25,794

Capital leases payable — long-term	—	7
Due to acquirees — long-term	4,998	4,957
Other long-term liabilities	4,502	3,186

Total liabilities	30,483	33,944

Commitment and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 35,613,774 and 35,379,717 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	356	354
Additional paid-in capital	215,810	214,471
Deferred stock-based compensation	(6,779)	(7,745)
Accumulated other comprehensive income (foreign currency)	147	157
Accumulated deficit	(17,130)	(20,566)

Total stockholders’ equity	192,404	186,671

Total liabilities and stockholders’ equity	$222,887	$220,615

     The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share
	amounts)
Revenue
Net revenue(1)	$37,935	$23,271
Operating costs and expenses
Cost of revenue(1)(2)	15,119	8,403
Product development(2)	2,202	767
Selling, general and administrative(2)	15,969	10,485

Total operating costs and expenses	33,290	19,655
Income from operations	4,645	3,616
Interest income	963	53
Interest expense	(72)	(40)

Income before provision for income taxes	5,536	3,629
Provision for income taxes, net	(2,100)	(1,560)

Net income	$3,436	$2,069

Basic net income per share applicable to common stockholders(3)	$0.10	$0.08
Diluted net income per share applicable to common stockholders(3)	$0.09	$0.04
Weighted average shares outstanding	35,268,289	513,771
Weighted average shares outstanding assuming dilution	36,718,023	1,139,458

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
(1) Related party revenue	$9,252	$6,152
Related party cost of revenue	847	782

(2) Stock based compensation recorded for the three months ended March 31, 2006 and 2005 was classified as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cost of revenue	$253	$47
Product development	78	17
Selling, general and administrative	893	204

Total stock-based compensation	$1,224	$268

(3)	See Note 2 of these financial statements for earnings per share calculations
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$3,436	$2,069
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,070	3,011
Deferred tax (benefit) provision	(1,341)	435
Amortization of stock-based compensation	1,224	268
Provision for doubtful accounts and sales credits	975	499
Gain on sale of property and equipment	—	(17)
Amortization of deferred interest	46	27
Deferred compensation	33	—
Stock-based compensation windfall tax benefit	(464)	—
Amortization of bank financing costs	33	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(14)	(3,202)
Accounts receivable — related party	(381)	(1,686)
Prepaid expenses and other current assets	194	(903)
Accounts payable and accrued expenses	(5,586)	(1,906)
Accounts payable — related party	(1,033)	(234)
Deferred revenue and other current liabilities	860	506
Other long-term liabilities	275	(203)
Deferred rent	163	—
Other assets	(2)	(510)

Net cash provided by (used in) operating activities	4,488	(1,846)

Cash flows from investing activities
Capital expenditures	(923)	(248)
Funds released from escrow and other restricted cash	50	179
Purchase of short term investments	(64,358)	—
Sale of short term investments	4,750	—
Capitalized software and web site development costs	(1,151)	(721)
Proceeds from sale of property and equipment	—	18
Payment for net assets acquired, net of acquired cash	(6,180)	(1,290)

Net cash used in investing activities	(67,812)	(2,062)

Cash flows from financing activities
Principal payments on capital lease obligations	(119)	(132)
Proceeds from the exercise of employee stock options	321	972
Proceeds from employee stock purchase plan	143	—
Principal payments on notes payable	(211)	—
Stock-based compensation windfall tax benefit	464	—
Other	13	—

Net cash provided by financing activities	611	840

Net decrease in cash and cash equivalents	(62,713)	(3,068)
Effect of exchange rate changes on cash and cash equivalents	(10)	(5)
Cash beginning of period	103,264	21,753

Cash end of period	$40,541	$18,680

Supplemental disclosure
Cash paid for:
Income taxes	$1,103	$700
Interest	13	40
Non-cash investing and financing activities:
Acquisition of capitalized software through note payable	1,264	—
Accrued capitalized hardware and software	1,430	—
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
2.	Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The December 31, 2005 balance sheet information has been derived from the audited 2005 financial statements. For further information, please refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.
Short-term Investments
     We account for investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     Short-term investments at March 31, 2006 consist of auction rate securities which are invested in tax-exempt and tax-advantaged securities. The Company classifies its investment securities as available for sale, and as a result, reports the investments at fair value. There were no unrealized gains (losses) as of March 31, 2006.
     Auction rate securities have long-term underlying maturities, but have interest rates that are reset every one year or less. The securities can be purchased or sold at any time, which creates a highly liquid market for these securities. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. Our investment in these securities generally provides higher yields than money market and other cash equivalent investments.
Net Income per Share
     For the three months ended March 31, 2006, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (including restricted common stock), assuming dilution. The calculation assumes that all stock options which are in the money are exercised at the beginning of the period and the proceeds used by the Company to purchase shares at the average market price for the period.
     For the three months ended March 31, 2005, we computed net income per share in accordance with SFAS No. 128, “Earnings per Share” and EITF No. 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of our common stock outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the diluted effect of potential common shares.
     The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per
	share amounts)
Numerator:
Net income	$3,436	$2,069
Amount allocated to participating preferred stockholders under two-class method(1)	—	(2,027)

Net income applicable to common stockholders	$3,436	$42

Denominator:
Weighted average common stock outstanding (basic)	35,268,289	513,771
Common equivalent shares from options to purchase common stock and restricted common stock	1,449,734	625,687

Weighted average common stock outstanding (diluted)	36,718,023	1,139,458

Basic net income per share applicable to common stockholders	$0.10	$0.08

Diluted net income per share applicable to common stockholders	$0.09	$0.04

(1)	Not applicable for the three months ended March 31, 2006.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2006	2005
Stock options	755,425	88,200
Restricted common stock	126,000	—
Preferred stock	—	24,765,127

Total	881,425	24,853,327

Stock-Based Compensation Expense
     We maintain several share-based incentive plans. We grant stock options to purchase common stock and grant restricted common stock. Beginning in January 2006, we offered an employee stock purchase plan which allows employees to purchase our common stock at a discount each quarter through payroll deductions. See Note 9 for further disclosure on our share-based incentive plans.

     Prior to the effective date of SFAS No. 123(R), “Shared-Based Payment”, we applied APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations for our stock option and restricted stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.
     Effective January 1, 2006, we adopted SFAS 123(R), which requires the company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period.
     As permitted by SFAS 123(R), we elected the modified prospective transition method. Under this method, prior periods are not restated. We use the Black-Scholes Option Pricing Model, which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new awards and awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.
     On December 13, 2005, we commenced the IPO of our common stock. Pre-IPO, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum value method for SFAS 123 prior to its IPO filing, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum value method in its financial statements. Therefore, the company should continue to account for pre-IPO awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-IPO awards, compensation cost recognized after the adoption of SFAS 123(R) for unvested awards outstanding at the adoption date is based on the grant-date fair value of the awards determined under SFAS 123 disclosure purposes.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards.” We have not yet adopted a method for calculating tax effects of stock-based compensation pursuant to SFAS No. 123(R).
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $0.6 million, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted common stock awards. For the three months ended March 31, 2005, we recorded stock-based compensation expense of $0.3 million in accordance with APB No. 25, using the intrinsic value approach to measure compensation expense.
     The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006:

Three Months
Ended
March 31, 2006
(In thousands,
except per share
amounts)
Stock options, restricted common stock and employee stock purchase plan compensation expense recognized:
Cost of revenue	$162
Product development	51
Selling, general and administrative	400

Total	613
Related deferred income tax benefit	(251)

Decrease in net income	$362

Decrease in basic earnings per share	$0.01
Decrease in diluted earnings per share	$0.01

     Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.
     The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
		(Pro forma)
Expected life (in years)(1)	6.25	5
Risk-free interest rate	4.27%	3.92%
Expected volatility(2)	47%	0%
Expected dividend yield	0%	0%

(1)	For the three months ended March 31, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe the company does not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	We commenced the IPO on December 13, 2005, and have had a brief trading history to determine expected volatility based on historical performance of our traded common stock. As a private company (for awards issued prior to December 13, 2005), we used 0% volatility. Due to the short public trading of our common stock, we estimated the expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.
     Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended March 31, 2006 and 2005, was $10.98 and $1.60, respectively.
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards in the first quarter 2005:

Three Months
Ended March 31,
2005
(In thousands,
except per share
amounts)
Net income	$2,069
Add: Stock-based compensation expense included in reported net income, net of taxes	152
Deduct: Stock-based compensation expense under the fair value method, net of taxes	(239)
Deduct: Amounts allocated to participating preferred stockholders under two-class method	(1,942)

Pro forma net income applicable to common stockholders	$40

Basic net income per share applicable to common stockholders as reported	$0.08
Pro forma	$0.08
Diluted net income per share applicable to common stockholder as reported	$0.00
Pro forma	$0.00

3.	Business Combinations
     Wired Logic, Inc. (DealerWire)
     On February 2, 2006, we acquired substantially all of the assets and certain liabilities of WiredLogic, Inc., doing business as DealerWire, for a purchase price of $6.0 million in cash (including estimated direct acquisition costs of $0.1 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $0.5 million in cash if new subscribers to the DealerWire product increase to a certain amount by January 31, 2007. Any additional purchase price will be recorded to goodwill. DealerWire evaluates a dealership’s sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit. For the year ended December 31, 2005, DealerWire had revenue of approximately $1.4 million. The results of DealerWire were included in our Consolidated Statement of Operations from the date of the acquisition. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$18
Property and equipment	36
Other long-term assets	5
Intangible assets (preliminary allocation)	3,588
Goodwill (preliminary allocation)	2,392

Total assets acquired	6,039
Total liabilities assumed	(22)

Net assets acquired	$6,017

     We are currently completing a fair value assessment of the acquired assets, liabilities and identifiable intangibles and at the conclusion of the assessment the purchase price will be allocated accordingly. These adjustments to the valuation analysis could result in a material change in the allocation. No pro forma information is included as the acquisition of DealerWire would not have had a material impact on our consolidated results of operations.
4.	Related Party Transactions
Service Agreement with Related Parties — Financing Sources
     We have entered into agreements with several automotive financing sources that are affiliates of our stockholders. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically and several have subscribed to some of our other products and services. Under the agreements to receive credit application data and transmit credit decisions electronically, the automotive financing source affiliates of our stockholders have “most favored nation” status, granting each of them the right to no less favorable pricing terms for certain of our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of the automotive financing source affiliates of our stockholders also restrict our ability to terminate such agreements.
     The total accounts receivable from these related parties as of March 31, 2006 and December 31, 2005 was $5.8 million and $5.4 million, respectively. The total net revenue from these related parties for the three months ended March 31, 2006 and 2005 was $9.3 million and $6.2 million, respectively.
Service Agreements with Related Parties — Other Service and Information Providers
     During 2003, we entered into an agreement with a stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product with this related party, subject to certain minimums. The total amount of expenses for the three months ended March 31, 2006 and 2005 was $0.8 million and $0.5 million, respectively.

The total amount of accrued expenses to this related party as of March 31, 2006 and December 31, 2005 was $0.8 million and $0.9 million, respectively.
     During 2003, we entered into several agreements with stockholders, or their affiliates, that are service providers for automotive dealers. Automotive dealers may utilize our network to access customer credit reports provided by or through these related parties. We earn revenue, subject to certain maximums, from these related parties for each credit report that is accessed using our web-based service and one of these related parties has subscribed to our data services products. The total amounts of net revenue from these related parties for the three months ended March 31, 2006 and 2005 was $0.6 million and $0.3 million, respectively. The total amount of accounts receivable for these related parties as of March 31, 2006 and December 31, 2005 was $0.6 million and $0.8 million, respectively.
5.	Property and Equipment
     Property and equipment are recorded at cost and consist of the following (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2006	2005
Computer equipment	3	$10,919	$9,584
Office equipment	5	1,712	1,607
Furniture and fixtures	5	1,615	1,427
Leasehold improvements	5-7	470	460

		14,716	13,078
Less: Accumulated depreciation and amortization		(8,854)	(8,193)

Total property and equipment, net		$5,862	$4,885

6.	Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents, and non-compete agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. As of March 31, 2006 and December 31, 2005, the gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (in thousands):

	March 31, 2006		December 31, 2005
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$10,878	$(5,456)	$22,150	$(15,160)	1-3
Database	15,900	(4,571)	15,900	(3,873)	3-6
Trade names	10,500	(2,631)	10,500	(2,365)	5-10
Patents/technology	15,591	(6,475)	15,591	(5,202)	2-5
Non-compete agreement	2,644	(1,163)	2,749	(1,139)	5
DealerWire acquired intangibles (preliminary allocation)	3,588	(199)	—	—	3
Other	900	(546)	900	(501)	5

Total	$60,001	$(21,041)	$67,790	$(28,240)

     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the March 31, 2006 book value, to be $10.1 million in 2007, $6.6 million in 2008, $3.1 million in 2009, $2.6 million in 2010, $1.4 million in 2011 and thereafter $2.4 million.

7.	Goodwill
The change in carrying amount of goodwill for the three months ended March 31, 2006 is as follows (in thousands):

Balance as of January 1, 2006	$34,200
Acquisition of DealerWire (preliminary allocation)	2,392
Go Big purchase price adjustment	163

Balance as of March 31, 2006	$36,755

8.	Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2006	2005
Professional fees	$1,124	$2,528
Software licenses	867	—
Equipment	680	—
Relocation and recruitment	—	197
Taxes	1,301	45
Customer deposits	2,772	2,820
Revenue share	443	815
Servicing costs	328	416
Marketing	—	131
Rent abandonment	285	258
Other	980	1,464

Total other accrued liabilities	$8,780	$8,674

9.	Stock Option and Deferred Compensation Plans
2001 Stock Option Plan
     Options granted under the 2001 Stock Option Plan were all non-qualified stock options. Effective May 26, 2005, no options are available for future grant under the 2001 Stock Option Plan.
2005 Incentive Award Plan
     On May 26, 2005, our board of directors adopted, and our stockholders approved, our 2005 Incentive Award Plan. 3,100,000 shares of common stock are reserved for issuance under the 2005 Incentive Award Plan, as well as 79,800 shares of common stock that remain available for future option grants under our 2001 Stock Option Plan, and any shares underlying any existing grants under our 2001 Stock Option Plan that are forfeited. The maximum number of shares which may be subject to awards granted under the 2005 Incentive Award Plan to any individual in any fiscal year is 750,000. As of March 31, 2006, 1,193,340 shares were available for future issuance.
     Options granted under both the 2001 Stock Option Plan and 2005 Incentive Award Plan generally vest over a period of four years from the vesting commencement date, expire ten years from the date of grant and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers who generally have a twelve-month period following termination of employment to exercise.

     The following table summarizes the activity under our stock option plans:

	Number of
	Shares	Weighted-Average
	Outstanding	Exercise Price
Balance as of January 1, 2006	3,551,569	$6.2218
Options granted	729,100	21.1802
Options exercised	(73,792)	4.3468
Options cancelled	(34,669)	12.5246

Balance as of March 31, 2006	4,172,208	$8.8166

     The number of options exercisable as of March 31, 2006 and December 31, 2005 was 1,516,935 and 1,441,675, respectively.
     The intrinsic value of the stock options exercised during the three months ended March 31, 2006 was approximately $1.3 million based upon an average stock price of $21.76.
     The following table summarizes information concerning currently outstanding and exercisable options by seven ranges of exercise prices as of March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average		Aggregate
	Number of	Remaining	Average	Intrinsic		Remaining	Weighted-	Intrinsic
	Shares	Contractual	Exercise	Value	Number	Contractual	Average	Value
Range of Exercise Price	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Exercise Price	(’000)
$2.15 - $4.04	2,292,137	7.3804	$2.8558	$43,331	1,446,808	7.3804	$2.8884	$27,304
$4.30 - $6.46	2,812	5.1828	$6.0000	44	2,812	5.1828	$6.0000	44
$6.47 - $8.61	1,874	2.5257	$8.0000	26	1,874	2.5257	$8.0000	26
$8.62 - $10.77	122,785	8.7049	$9.0000	1,567	32,108	8.7049	$9.0000	410
$12.92 - $15.07	930,275	9.0571	$12.9200	8,224	30,625	9.0571	$12.9200	271
$15.08 - $17.22	72,625	9.3279	$17.0800	340	2,708	9.3279	$17.0800	12
$19.38 - $21.53	749,700	9.7880	$21.1300	472	—	9.7880	—	—

	4,172,208	8.2561	$8.8166	$54,004	1,516,935	8.2561	$3.2577	$28,067

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our average stock price of $21.76 for the three months ended March 31, 2006.
     We grant restricted stock to certain employees and directors under the 2005 Incentive Award Plan. The awards are subject to an annual cliff vest of three and four years from the date of grant.
     A summary of the status of the nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

	Stock Options		Restricted Stock
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Dated Fair Value	Shares	Dated Fair Value
Nonvested at January 1, 2006	2,112,099	$8.2361	125,925	$17.51
Awards granted	729,100	$21.802	145,700	$20.80
Awards vested	(151,257)	$3.7039	—	—
Awards canceled/expired/forfeited	(34,669)	$12.5246	(500)	$21.53

Nonvested at March 31, 2006	2,655,273	$11.9924	271,125	$19.27

     As of March 31, 2006, there was $13.2 million and $4.5 million of total stock based compensation expense related to stock option and restricted common stock awards. These amounts are expected to be recognized on a straight line basis over an estimated period of three to four years.
Employee Stock Purchase Plan
     The board of directors adopted, and our stockholders approved, a Employee Stock Purchase Plan (ESPP). The ESPP became effective on December 14, 2005, upon the filing of a registration statement on Form S-8. The total number of shares of common stock reserved under the ESPP 1,500,000 and the total number of shares available for distribution under the ESPP is 1,492,086. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the date of purchase. As of March 31, 2006, 7,914 shares of common stock were issued under the ESPP.
Employees’ Deferred Compensation Plan
     The board of directors adopted our Employees’ Deferred Compensation Plan. The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management or highly compensated employees to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of the company and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Employees’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of March 31, 2006, no deferred stock units were issued under the Employees’ Deferred Compensation Plan. The total number of shares of common stock reserved and available for distribution under the Employees’ Deferred Compensation Plan is 150,000.
Directors’ Deferred Compensation Plan
     The board of directors adopted our Directors’ Deferred Compensation Plan. The Directors’ Deferred Compensation Plan is a non-qualified retirement plan. The Directors’ Deferred Compensation Plan allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of the Company and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Directors’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of March 31, 2006, 7,351 deferred stock units were recorded under a memo account. The total number of shares of common stock reserved and available for distribution under the Directors’ Deferred Compensation Plan is 75,000.
10.	Commitments and Contingencies
Retail Sales Tax
     The Ontario Ministry of Finance (the Ministry) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, dealerAccess Canada, Inc., for the period from March 1, 2001 through May 31, 2003. We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties.
     As part of the purchase agreement dated, December 31, 2003, between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of dealerAccess, Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. As of December 31, 2005, amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.

     We have undertaken a comprehensive review of the audit findings of the Ministry using external tax experts. Our position is that our financing source revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. No further communication from the Ministry has been received other than an acknowledgment of receipt of the Notice of Objection.
     Based upon our comprehensive review and the contractual obligations of our customers, we do not believe our services are subject to sales tax and have not accrued any sales tax liability for the period subsequent to December 31, 2003 for our Canadian subsidiary. In the event we are obligated to charge sales tax, our Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes which are levied or imposed by any taxing authority by reason of the transactions contemplated under the contractual arrangement.
Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.1 million as of March 31, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any such payment. We believe that if we were to incur a loss in any of these matters, it is not probable that such loss would have a material effect on our business or financial condition. It is possible, however, that such loss could have a material impact on our results of operations in an individual reporting period.
Legal Proceedings
     From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against RouteOne for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. Discovery has now been completed and dispositive motions have been briefed. The Court has not yet scheduled hearings for claim construction or on the dispositive motions. We intend to pursue our claims vigorously.
     On April 17, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 (RGK). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The complaint has been served on the defendants Huber and Finance Express. We intend to pursue our claims vigorously.

11.	Segment Information
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Based on the nature and class of customer, as well as the similar economic characteristics, our product lines have been aggregated for disclosure purposes. We earn substantially all of our revenue in the United States. Revenue earned outside of the United States is less than 10% of our total net revenue.
     Supplemental disclosure of revenue is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Transaction services revenue	$24,540	$17,677
Subscription services revenue	11,631	4,980
Other	1,764	614

Total net revenue	$37,935	$23,271

12.	Credit Facilities
     On April 15, 2005, we and one of our subsidiaries, DealerTrack, Inc., entered into a $25.0 million revolving credit facility at an interest rate of LIBOR plus 150 basis points or prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of March 31, 2006 and December 31, 2005, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
13.	Subsequent Event
     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax, L.L.C. (Global Fax). Global Fax provides outsourced document scanning, storage, data entry, and retrieval services for automotive financing customers. The aggregate purchase price was $24.1 million in cash (including direct estimated acquisition costs of approximately $0.3 million) plus up to $2.4 million of additional cash consideration to be paid based on revenue derived by us for the sale of certain Global Fax services through the end of 2006. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. The Global Fax acquisition will be recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair market values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 30, 2006. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
     DealerTrack is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. DealerTrack utilizes the Internet to link automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as the major credit reporting agencies. We have established a network of active relationships, which, as of March 31, 2006, consisted of over 21,000 automotive dealers; over 200 financing sources; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. Our network provides a competitive advantage for distribution of our on-demand software and data solutions, which enable our automotive dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, document compliance with certain laws and execute financing contracts electronically. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., dealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack, Inc., and webalg, inc.
     We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and financing sources in our domestic network. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements. The following is a table consisting of EBITDA and certain other business statistics that our management is monitoring:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except
	for non-financial data)
EBITDA and Other Business Statistics:

EBITDA (1)	$10,715	$6,627
Capital expenditures, software and website development costs(2)	$4,768	$969
Active dealers in our network as of end of the period (3)	21,794	20,109
Active financing sources in our network as of end of period (4)	214	110

(1)		EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.

EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

	•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

	•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

	•	EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on outstanding debts;

	•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

	•	Other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$3,436	$2,069
Interest income	(963)	(53)
Interest expense	72	40
Provision for income taxes, net	2,100	1,560
Depreciation of property and equipment and amortization of capitalized software and website costs	1,892	891
Amortization of acquired identifiable intangibles	4,178	2,120

EBITDA	$10,715	$6,627

(2)	Amount includes an acquisition of capitalized software through a note payable of $1.3 million and $1.4 million of accrued capitalized hardware and software.

(3)	We consider a dealer to be active as of a date if the dealer completed at least one revenue generating transaction using our domestic credit application processing network during the most recently ended calendar month.

(4)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in our domestic network.
Revenue
Transaction Services Revenue. Transaction services revenue primarily consists of revenue earned from our financing source customers for each credit application or electronic contract submitted to them. Additionally, we earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers. We earn transaction service fees from financing source customers for which we perform portfolio residual value analysis.

Subscription Services Revenue. Subscription services revenue consists of recurring fees paid to us by customers (typically on a monthly basis) for use of our subscription or licensed-based products and services, some of which enable automotive dealer customers to obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products and execute financing contracts electronically.
Cost of Revenue and Operating Expenses
Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), customer training, depreciation associated with computer equipment, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our ALG Residual Value Guides, allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs and non-network related depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
Product Development Expenses. Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with our product development departments. The product development departments perform research and development, as well as enhance and maintain existing products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs and professional services fees for our sales, marketing and administrative functions. As a public company, our expenses and administrative burden have increased and will continue to increase, including significant legal, accounting and other expenses that we did not incur as a private company. For example, we will need to adopt additional internal controls and disclosure controls and procedures, and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws, including the addition of new personnel.
Acquisitions
     On February 2, 2006, we acquired substantially all of the assets and certain liabilities of Wired Logic, Inc., doing business as DealerWire (DealerWire), for a purchase price of $6.0 million in cash (including estimated direct acquisition costs of $0.1 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $0.5 million in cash if new subscribers to the DealerWire product increase to a certain amount by January 31, 2007. DealerWire evaluates a dealership’s sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit. For the year ended December 31, 2005, DealerWire had revenue of approximately $1.4 million.
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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Other than what has been disclosed herein, management believes there have been no other material changes during the three months ended March 31, 2006 to the critical accounting policies discussed in the Management Discussion and Analysis of our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 30, 2006.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Stock-Based Compensation
     We maintain several share-based incentive plans. We grant stock options to purchase common stock and grant restricted common stock. In January 2006, we began offering an employee stock purchase plan that allows employees to purchase our common stock at a 15% discount each quarter through payroll deductions.
     Prior to the effective date of SFAS No. 123(R), we applied APB No. 25 and related interpretations for our stock option and restricted stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.
     Effective January 1, 2006, we adopted SFAS 123(R), which requires the company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period.
     As permitted by SFAS 123(R), we elected the modified prospective transition method. Under this method, prior periods are not restated. We use the Black-Scholes Option Pricing Model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of expected options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.
     On December 13, 2006, we commenced the IPO of our common stock. Pre-IPO, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum value method for SFAS 123 prior to its IPO filing, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum value method in its financial statements. Therefore, the company should continue to account for pre-IPO awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-IPO awards, compensation cost recognized after the adoption of SFAS 123(R) for unvested awards outstanding at the adoption date is based on the grant-date fair value of the awards determined under SFAS 123 disclosure purposes.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3. We have not yet adopted a method for calculating tax effects of stock-based compensation pursuant to SFAS No. 123(R).
Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2006	2005
	(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue (1)	100.0%	100.0%

Operating costs and expenses:
Cost of revenue (1)	39.9%	36.1%
Product development	5.8%	3.3%
Selling, general and administrative	42.1%	45.1%

Total operating costs and expenses	87.8%	84.5%

Income from operations	12.2%	15.5%
Interest income	2.5%	0.2%
Interest expense	(0.2)%	(0.2)%

Income before provision for income taxes	14.5%	15.5%
Provision for income taxes, net	(5.5)%	(6.7)%

Net income	9.0%	8.8%

	Three Months Ended March 31,
	2006	2005
	(% of net revenue)
(1) Related party revenue	24.4%	26.4%
Related party cost of revenue	2.2%	3.4%
Three Months Ended March 31, 2006 and 2005
Revenue
     Total net revenue increased $14.7 million, or 63%, to $37.9 million for the three months ended March 31, 2006 from $23.3 million for the three months ended March 31, 2005.
     Transaction Services Revenue. Transaction services revenue increased $6.9 million, or 39%, to $24.5 million for the three months ended March 31, 2006 from $17.7 million for the three months ended March 31, 2005. The increase in transaction services revenue was primarily the result of increased transactions processed through our network for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 214 as of March 31, 2006 from 110 as of March 31, 2005, the increase in automobile dealers active in our network to 21,794 as of March 31, 2006 from 9,825 as of March 31, 2005 and an increase in volume from existing customers.
     Subscription Services Revenue. Subscription services revenue increased $6.7 million, or 134%, to $11.6 million for the three months ended March 31, 2006 from $5.0 million for the three months ended March 31, 2005. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract as of March 31, 2006 compared to March 31, 2005. The overall $6.7 million increase in subscription services revenue was the result of an increase of $3.0 million in sales of existing subscription products and services to customers and $3.7 million from acquisitions.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $6.7 million, or 80%, to $15.1 million for the three months ended March 31, 2006 from $8.4 million for the three months ended March 31, 2005. The $6.7 million increase was primarily the result of increased amortization and depreciation charges of $2.9 million primarily relating to the acquired identifiable intangibles of ALG, NAT, Chrome, Go Big and DealerWire, increased compensation and related benefit costs of $2.0 million due to headcount additions, increased revenue share of $0.8 million and cost of sales from newly acquired companies of $0.3 million.

     Product Development Expenses. Product development expenses increased $1.4 million, or 187%, to $2.2 million for the three months ended March 31, 2006 from $0.8 million for the three months ended March 31, 2005. The $1.4 million increase was primarily the result of increased compensation and related benefit costs of $1.3 million, due to overall headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million, or 52%, to $15.9 million for the three months ended March 31, 2006 from $10.5 million for the three months ended March 31, 2005. The $5.5 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $4.1 million ($0.9 million relates stock-based compensation) due to headcount additions, salary increases and the adoption of SFAS 123(R), $0.6 million related to travel and marketing expenses, $0.7 million in additional expenses associated with being a public company, and $0.7 million in general administrative expenses and occupancy costs. These increases are offset by a $0.6 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisition.
Interest Income
     Interest income increased $0.9 million to $1.0 million for the three months ended March 31, 2006 from $0.1 million for the three months ended March 31, 2005. The $0.9 million increase in interest income is primarily related to the interest income earned on the IPO proceeds raised in December 2005.
Provision for Income Taxes
     The provision for income taxes for the three months ended March 31, 2006 of $2.1 million consisted primarily of $1.8 million of federal tax and $0.3 million of state and local income taxes on taxable income. The provision for income taxes for the three months ended March 31, 2005 of $1.6 million consisted primarily of $1.3 million of federal and $0.3 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the three months ended March 31, 2006 were $4.8 million. We expect to finance our future liquidity needs through working capital and cash flows from operations, however acquisitions or other strategic initiatives may require us to incur debt or seek additional equity financing. As of March 31, 2006, we had no amounts outstanding under our available $25.0 million revolving credit facility.
     As of March 31, 2006, we had $100.1 million of cash, cash equivalents and short-term investments and $102.5 million in working capital, as compared to $103.3 million of cash and cash equivalents and $101.6 million in working capital as of December 31, 2005.
     The following table sets forth the cash flow components for the following periods:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$4,488	$(1,846)
Net cash used in investing activities	(67,812)	(2,062)
Net cash provided by financing activities	611	840
     Subsequent to March 31, 2006, we acquired substantially all the assets and certain liabilities of Global Fax. The aggregate purchase price was $24.1 million in cash (including direct estimated acquisition costs of approximately $0.3 million) plus up to $2.4 million of additional cash consideration to be paid out upon the achievement of certain revenue targets for 2006.

Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2006 was attributable to net income of $3.4 million, which includes depreciation and amortization of $6.1 million, amortization of stock-based compensation of $1.2 million (includes SFAS 123(R) stock-based compensation of $0.6 million), an increase to the provision for doubtful accounts of $1.0 million, an increase to deferred revenue and other current liabilities of $0.9 million and an increase to other long-term liabilities of $0.3 million, offset by decrease in accounts payable and accrued expenses of $(6.6) million. Net cash used in operating activities for the three months ended March 31, 2005 was attributable to net income of $2.1 million, which includes depreciation and amortization of $3.0 million, an increase to the provision for doubtful accounts of $0.5 million, offset by an increase in operating assets of $(5.8) million and a decrease to accounts payable and accrued expenses of $(2.1) million.
Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2006 was attributable to capital expenditures of $(0.9) million, an increase in capitalized software and website development costs of $(1.2) million, payments for acquisitions of $(6.2) million, and the net purchase of short-term investments of $(59.6) million. Net cash used in investing activities for the three months ended March 31, 2005 was attributable to capital expenditures of $(0.2) million, an increase in capitalized software and website development costs of $(0.7) million, and payments for acquired assets of $(1.3) million.
Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2006 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $0.3 million, net proceeds from employee stock purchases under the ESPP of $0.1 million and stock-based compensation windfall tax benefit of $0.5 million, offset by principal payments on note payable and capital lease obligations of $(0.2) million. Net cash provided by financing activities for the three months ended March 31, 2005 was attributable to the receipt of proceeds from the exercise of employee stock options of $1.0 million.
Contractual Obligations
     As of March 31, 2006, there are no material changes in the company’s contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of contractual obligations relating to customers, vendors and real estate, all in the ordinary course of business, assumed by us in connection with its acquisition of DealerWire.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Industry Trends
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
Effects of Inflation
     Our monetary assets, consisting primarily of cash, cash equivalents, short-term investments and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exposure
     We only have operations located in, and provide services to customers in the United States and Canada. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with the Canadian dollar. Foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currency in which revenue is denominated. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.
Interest Rate Exposure
     As of March 31, 2006, we had cash and cash equivalents of $40.5 million invested in highly liquid money market instruments. In addition, we had short-term investments of $59.6 million invested in tax-exempt and tax-advantaged securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2006, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On April 17, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 (RGK). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The complaint has been served on the defendants Huber and Finance Express. We intend to pursue our claims vigorously.
Item 1A. Risk Factors
     There have been no material changes in the risk factors described in Item IA (Risk Factors) of the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 5. Other Information
     On January 9, 2006, our Compensation Committee approved the following grants of stock options and restricted common stock to our named executive officers for 2005:

Name	Options	Restricted Common Stock

Mark F. O’Neil	90,000	35,000
John A. Blair	18,000	9,000
Eric D. Jacobs	20,000	10,000
Vincent Passione	33,300	15,000
David P. Trinder	18,000	9,000

     The stock options vest as follows: 25% of the shares subject to the option will vest on the first anniversary date, and 1/36th of the remaining shares subject to the option will vest each month thereafter, such that 100% of the shares subject to the option will be fully vested on four years after the date of grant. The restrictions on the restricted common stock lapse on 25% of the restricted common stock each year on the anniversary of the grant such that all of the restrictions shall lapse at the end of four years. The stock options and restricted common stock granted to our named executive officers are subject to accelerated vesting provisions under each officer’s respective employment agreement. A form of Stock Option Agreement and a form of Restricted Stock Agreement are filed as exhibits to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

Exhibit
Number	Description of Document

10.1	Form of Stock Option Agreement

10.2	Form of Restricted Stock Agreement

10.3	Employment Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.4	Unfair Competition and Nonsoliciation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.5	Employment Agreement, dated as of May 26, 2005, by and between David P. Trinder and DealerTrack Aftermarket Services, Inc.

31.1	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc.
(Registrant)

Date May 12, 2006

/s/ Robert J. Cox III

Robert J. Cox III
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1	Form of Stock Option Agreement

10.2	Form of Restricted Stock Agreement

10.3	Employment Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.4	Unfair Competition and Nonsoliciation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.5	Employment Agreement, dated as of May 26, 2005, by and between David P. Trinder and DealerTrack Aftermarket Services, Inc.

31.1	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.