Form 10-Q
period 2006-06-30
DealerTrack Holdings, Inc.
filed 2006-08-11
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51653
DealerTrack Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	52-2336218
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1111 Marcus Ave., Suite M04	11042
Lake Success, NY	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, 36,741,074 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS	(In thousands, except share and per
	share amounts)
Current assets
Cash and cash equivalents	$25,519	$103,264
Short-term investments	60,500	—
Accounts receivable — related party	7,037	5,386
Accounts receivable, net of allowances of $3,801 and $2,664 at June 30, 2006 and December 31, 2005, respectively	14,107	13,893
Prepaid expenses and other current assets	4,143	3,902
Deferred tax asset	910	910

Total current assets	112,216	127,355
Property and equipment, net	6,220	4,885
Software and website developments costs, net	11,530	8,769
Intangible assets, net	44,850	39,550
Goodwill	49,216	34,200
Restricted cash	540	590
Deferred taxes and other long-term assets	8,389	5,266

Total assets	$232,961	$220,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$915	$2,367
Accounts payable — related party	177	2,021
Accrued compensation and benefits	6,104	7,589
Accrued other	10,588	8,674
Deferred revenue	3,634	3,267
Deferred taxes	42	42
Due to acquirees	1,851	1,447
Capital leases payable	144	387

Total current liabilities	23,455	25,794
Capital leases payable — long-term	—	7
Due to acquirees — long-term	4,043	4,957
Other long-term liabilities	5,414	3,186

Total liabilities	32,912	33,944

Commitment and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 35,761,812 and 35,379,717 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	358	354
Additional paid-in capital	218,070	214,471
Deferred stock-based compensation	(6,162)	(7,745)
Accumulated other comprehensive income (foreign currency)	258	157
Accumulated deficit	(12,475)	(20,566)

Total stockholders’ equity	200,049	186,671

Total liabilities and stockholders’ equity	$232,961	$220,615

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share		(In thousands, except share and per share
	amounts)		amounts)
Revenue
Net revenue(1)	$43,414	$29,193	$81,349	$52,464

Operating costs and expenses
Cost of revenue(1)(2)	17,289	11,786	32,408	20,189
Product development(2)	2,361	1,320	4,563	2,087
Selling, general and administrative(2)	16,474	13,911	32,443	24,396

Total operating costs and expenses	36,124	27,017	69,414	46,672
Income from operations	7,290	2,176	11,935	5,792
Interest income	785	33	1,748	86
Interest expense	(69)	(333)	(141)	(373)

Income before provision for income taxes	8,006	1,876	13,542	5,505
Provision for income taxes, net (3)	(3,351)	(808)	(5,451)	(2,368)

Net income	$4,655	$1,068	$8,091	$3,137

Basic net income per share applicable to common stockholders(4)	$0.13	$0.04	$0.23	$0.12
Diluted net income per share applicable to common stockholders(4)	$0.13	$0.02	$0.22	$0.07
Weighted average shares outstanding	35,402,769	633,975	35,335,493	567,302
Weighted average shares outstanding assuming dilution	36,933,366	1,261,611	36,878,342	1,052,763

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
(1) Related party revenue	$11,067	$7,219	$20,319	$13,371
Related party cost of revenue	962	894	1,809	1,676

(2) Stock-based compensation expense recorded for the three and six months ended June 30, 2006 and 2005 was classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenue	$271	$61	$524	$108
Product development	90	23	168	40
Selling, general and administrative	1,036	313	1,929	517
(3)	Refer to Note 2 of these consolidated financial statements.

(4)	See Note 2 of these consolidated financial statements for earnings per share calculations.
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$8,091	$3,137
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,239	8,613
Deferred tax (benefit) provision	(2,548)	661
Amortization of stock-based compensation	2,621	665
Provision for doubtful accounts and sales credits	2,321	1,441
Gain on sale of property and equipment	(47)	(29)
Amortization of deferred interest	70	74
Deferred compensation	99	—
Stock-based compensation windfall tax benefit	(1,072)	—
Amortization of bank financing costs	63	45
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(1,362)	(7,093)
Accounts receivable — related party	(1,651)	(2,443)
Prepaid expenses and other current assets	891	3
Accounts payable and accrued expenses	(3,247)	1,875
Accounts payable — related party	(1,844)	(99)
Deferred revenue and other current liabilities	349	1,267
Other long-term liabilities	341	96
Deferred rent	152	—
Other assets	11	(566)

Net cash provided by operating activities	15,477	7,647

Cash flows from investing activities
Capital expenditures	(1,691)	(2,162)
Funds released from escrow and other restricted cash	47	279
Purchase of short term investments	(76,250)	—
Sale of short term investments	15,750	—
Capitalized software and web site development costs	(1,891)	(2,737)
Proceeds from sale of property and equipment	50	30
Cash acquired in purchase of a subsidiary	—	(225)
Payment for net assets acquired, net of acquired cash	(31,203)	(62,659)

Net cash used in investing activities	(95,188)	(67,474)

Cash flows from financing activities
Principal payments on capital lease obligations	(250)	(219)
Proceeds from the exercise of employee stock options	901	1,398
Proceeds from employee stock purchase plan	370	—
Net proceeds from bank indebtedness	—	47,329
Repayments of bank indebtedness	—	(5,000)
Principal payments on notes payable	(210)	—
Stock-based compensation windfall tax benefit	1,072	—
Deferred financing costs – initial public offering	12	—

Net cash provided by financing activities	1,895	43,508

Net decrease in cash and cash equivalents	(77,816)	(16,319)
Effect of exchange rate changes on cash and cash equivalents	71	(6)
Cash beginning of period	103,264	21,753

Cash end of period	$25,519	$5,428

Supplemental disclosure
Income taxes	$7,629	$1,028
Interest	38	75
Non-cash investing and financing activities:
Acquisition of capitalized software through note payable	2,608	—
Accrued capitalized hardware and software	1,132	—
Global Fax purchase price adjustment	400	—
Goodwill adjustment	382
Deferred compensation reversal to equity	209
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     We are a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, DealerTrack has built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which as of June 30, 2006, consisted of over 22,000 automotive dealers, including over 85% of all franchised dealers; over 240 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our automotive dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and document compliance with certain laws and execute financing contracts electronically. We have created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The December 31, 2005 balance sheet information has been derived from the audited 2005 financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.
     Included in our provision for income taxes for the three and six months ended June 30, 2006 is approximately $355,000 and $206,000, respectively, of additional tax expense that relates to prior periods. This additional tax expense relates to an adjustment in our calculation of income taxes associated with our Canadian subsidiary, dealerAccess Canada, Inc.
Short-term Investments
     We account for investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
     Short-term investments as of June 30, 2006 consist of auction rate securities that are invested in tax-exempt and tax-advantaged securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. There were no unrealized gains (losses) as of June 30, 2006.
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

Net Income per Share
     For the three and six months ended June 30, 2006, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (including unvested restricted common stock), assuming dilution. The calculation assumes that all stock options that are in the money are exercised at the beginning of the period and the proceeds used by us to purchase shares at the average market price for the period.
     For the three and six months ended June 30, 2005, we computed net income per share in accordance with SFAS No. 128, “Earnings per Share” and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of our common stock outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the diluted effect of potential common shares.
     The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$4,655	$1,068	$8,091	$3,137
Amount allocated to participating preferred stockholders under two-class method(1)	—	(1,041)	—	(3,067)

Net income applicable to common stockholders	$4,655	$27	$8,091	$70

Denominator:
Weighted average common stock outstanding (basic)	35,402,769	633,975	35,335,493	567,302
Common equivalent shares from options to purchase common stock and restricted common stock	1,530,597	627,636	1,542,849	485,461

Weighted average common stock outstanding (diluted)	36,933,366	1,261,611	36,878,342	1,052,763

Basic net income per share applicable to common stockholders	$0.13	$0.04	$0.23	$0.12

Diluted net income per share applicable to common stockholders	$0.13	$0.02	$0.22	$0.07

(1)	Not applicable for the three and six months ended June 30, 2006, as all outstanding participating preferred stock was converted into common stock upon our initial public offering in December 2005.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	738,450	990,625	738,450	990,625
Restricted common stock	28,000	—	154,000	—
Preferred stock	—	24,765,127	—	24,765,127

Total	766,450	25,755,752	892,450	25,755,752

Stock-Based Compensation Expense
     We maintain several share-based incentive plans. We grant stock options to purchase common stock and grant restricted common stock. In January 2006, we began offering an employee stock purchase plan that allows employees to purchase our common stock at a discount each quarter through payroll deductions. See Note 9 for further disclosure on our share-based incentive plans.

     Prior to the effective date of SFAS No. 123(R), “Shared-Based Payment”, we applied APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations for our stock option and restricted common stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.
     Effective January 1, 2006, we adopted SFAS 123(R), which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period.
     As permitted by SFAS 123(R), we elected the modified prospective transition method. Under this method, prior periods are not revised. We use the Black-Scholes Option Pricing Model, which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new awards and awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.
     On December 13, 2005, we commenced an initial public offering (IPO) of our common stock. Prior to our IPO, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum value method for SFAS 123 prior to its IPO filing, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum value method in its financial statements. As a result, we will continue to account for pre-IPO awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-IPO awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards on the date of grant.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $0.8 million and $1.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted common stock awards. For the three and six months ended June 30, 2006, we recorded stock-based compensation expense of $0.6 million and $1.2 million, respectively, in accordance with APB No. 25, using the intrinsic value approach to measure compensation expense.
     The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Stock options, restricted common stock and employee stock purchase plan compensation expense recognized:
Cost of revenue	$181	$343
Product development	62	113
Selling, general and administrative	537	937

Total stock-based compensation expense	780	1,393
Related deferred income tax benefit	(304)	(543)

Decrease in net income	$476	$850

Decrease in basic earnings per share	$0.01	$0.02
Decrease in diluted earnings per share	$0.01	$0.02
     Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.
     The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Expected life (in years)(1)	6.25	5.00	6.25	5.00
Risk-free interest rate	5.04%	3.71%	4.38%	3.73%
Expected volatility(2)	47.00%	0%	47.00%	0%
Expected dividend yield	0%	0%	0%	0%

(1)	For the three and six months ended June 30, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	We started trading in connection with our initial public offering on December 13, 2005, and have had a brief trading history to determine expected volatility based on historical performance of our traded common stock. As a private company (for awards issued prior to December 13, 2005), we used 0% volatility. Due to the short public trading of our common stock, we estimated the expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.
     Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three and six months ended June 30, 2006, was $12.07 and $11.05, respectively. The estimated weighted average fair value of an option to purchase one share of common stock granted during the three and six months ended June 30, 2005, was $6.01 and $3.37, respectively.
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards to the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income	$1,068	$3,137
Add: Stock-based compensation expense included in reported net income, net of taxes	226	379
Deduct: Stock-based compensation expense under the fair value method, net of taxes	(365)	(599)
Deduct: Amounts allocated to participating preferred stockholders under two-class method	(906)	(2,852)

Pro forma net income applicable to common stockholders	$23	$65

Basic net income per share applicable to common stockholders as reported Pro forma	$0.04	$0.12
Diluted net income per share applicable to common stockholder as reported Pro forma	$0.03	$0.07
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48.
3. Business Combinations
     Global Fax, L.L.C. (Global Fax)
     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax, L.L.C. Global Fax provides outsourced document scanning, storage, data entry, and retrieval services for automotive financing customers. The aggregate purchase price was $24.5 million in cash (including estimated direct acquisition costs of approximately $0.3 million). Under the terms of the asset purchase agreement, we have future contingent payment obligations of up to $2.4 million in cash to be paid based on the amount of revenue derived by us for the sale of certain Global Fax services through the end of

2006. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. The results of Global Fax were included in our consolidated statement of operations from the date of the acquisition. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$1,223
Property and equipment	537
Other long-term assets	14
Intangible assets (preliminary allocation)	11,451
Goodwill	11,451

Total assets acquired	24,676
Total liabilities assumed	(176)

Net assets acquired	$24,500

     We changed our preliminary allocation of identifiable intangibles from the amounts reported in our current report on Form 8-K, filed on May 9, 2006, from $13.7 million to $11.5 million and will continue to use the average useful life of three years. This change in purchase price allocation was based on our experience with previous acquisitions and our further knowledge of the assets acquired. We anticipate that these identifiable intangibles will include customer contracts, technology and non-compete agreements. However, we are completing a fair value assessment, which is expected to be completed during the fourth quarter of 2006, of all the acquired assets, liabilities and identifiable intangibles. At the conclusion of that assessment, the purchase price will be allocated accordingly. The final allocation may be materially different from the preliminary allocation. For example, for every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense, will increase approximately $0.2 million per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average three year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $1.9 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average three year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $1.0 million per annum.
     Wired Logic, Inc. (DealerWire®)
     On February 2, 2006, we acquired substantially all of the assets and certain liabilities of WiredLogic, Inc., doing business as DealerWire, Inc. DealerWire allows a dealership to evaluate its sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn and front-end gross profit. The aggregate purchase price was $6.0 million in cash (including estimated direct acquisition costs of approximately $0.1 million). Under the terms of the asset purchase agreement, we have future contingent payment obligations of up to $0.5 million in cash if new subscribers to the DealerWire product increase to a certain amount by February 28, 2007. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. The results of DealerWire were included in our consolidated statement of operations from the date of the acquisition. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$18
Property and equipment	36
Other long-term assets	5
Intangible assets	2,262
Goodwill	3,734

Total assets acquired	6,055
Total liabilities assumed	(22)

Net assets acquired	$6,033

     As of March 31, 2006 we preliminarily allocated $3.6 million to intangible assets and $2.4 million to goodwill; subsequent to that date we completed the fair value assessment. Based on the final fair value appraisals we allocated amounts to intangible assets and goodwill as follows: approximately $1.3 million of the purchase price to customer contracts, $0.7 million to technology and $0.3 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over two years based on each intangibles estimated useful life. We also recorded $3.7 million in goodwill, which represents the remainder of excess purchase price over the fair value of the net assets acquired.

No pro forma information is included as the acquisition of DealerWire did not have a material impact on our consolidated results of operations.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary for the three and six months ended June 30, 2006 presents consolidated results of operations for us as if the acquisition of Global Fax had been completed on January 1, 2006. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(Pro forma)	(Pro forma)
Net revenue	$44,115	$84,171
Net income applicable to common stockholders	$4,681	$8,248
Basic net income per share applicable to common stockholders	$0.13	$0.23
Diluted net income per share applicable to common stockholders	$0.13	$0.22
The accompanying unaudited pro forma summary for the three and six months ended June 30, 2005 presents consolidated results of operations for us as if the acquisition of ALG, Chrome, Global Fax and NAT had been completed on January 1, 2005. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Pro forma)	(Pro forma)
Net revenue	$34,031	$64,868
Net loss applicable to common stockholders	$(500)	$(1,485)
Basic and diluted net loss per share applicable to common stockholders	$(0.79)	$(2.62)
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
     The total accounts receivable from these related parties as of June 30, 2006 and December 31, 2005 was $6.6 million and $4.5 million, respectively. The total net revenue from these related parties for the three and six months ended June 30, 2006 was $10.2 million and $18.8 million, respectively, and $6.7 million and $12.5 million for the three and six months ended June 30, 2005, respectively.
Service Agreements with Related Parties — Other Service and Information Providers
     During 2003, we entered into an agreement with a stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product with this related party, subject to certain minimums. The total amount of expenses for the three and six months ended June 30, 2006 was

$0.9 million and $1.7 million, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2005, respectively.
The total amount of accrued expenses to this related party as of June 30, 2006 and December 31, 2005 was zero and $0.9 million, respectively.
     We have entered into several agreements with stockholders, or their affiliates, that are service providers for automotive dealers. Automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through these related parties. We earn revenue, subject to certain maximums; where applicable, from these related parties for each credit report or customer lead that is accessed using our web-based service and one of these related parties has subscribed to our data services products. The total amounts of net revenue from these related parties for the three and six months ended June 30, 2006 was $0.8 million and $1.5 million, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2005, respectively. The total amount of accounts receivable for these related parties as of June 30, 2006 and December 31, 2005 was $0.4 million and $0.9 million, respectively.
5. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2006	2005
Computer equipment	3	$11,466	$9,584
Office equipment	5	1,870	1,607
Furniture and fixtures	5	1,728	1,427
Leasehold improvements	5-7	655	460

		15,719	13,078
Less: Accumulated depreciation and amortization		(9,499)	(8,193)

Total property and equipment, net		$6,220	$4,885

6. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents and non-compete agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. As of June 30, 2006 and December 31, 2005, the gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (in thousands):

	June 30, 2006		December 31, 2005
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$12,168	$(6,633)	$22,150	$(15,160)	1-3
Database	15,900	(5,269)	15,900	(3,873)	3-6
Trade names	10,500	(2,897)	10,500	(2,365)	5-10
Patents/technology	16,291	(7,897)	15,591	(5,202)	2-5
Non-compete agreement	2,916	(1,353)	2,749	(1,139)	2-5
Global Fax acquired intangibles (preliminary allocation)	11,451	(636)	—	—	3
Other	900	(591)	900	(501)	5

Total	$70,126	$(25,276)	$67,790	$(28,240)

     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the June 30, 2006 book value, to be $16.2 million in 2007, $9.3 million in 2008, $4.3 million in 2009, $2.6 million in 2010, $1.4 million in 2011 and thereafter $2.4 million.

7. Goodwill
The change in carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in thousands):

Balance as of January 1, 2006	$34,200
Acquisition of Global Fax (preliminary allocation)	11,451
Acquisition of DealerWire	3,734
Recognition of acquired tax benefits to dealerAccess	(622)
Go Big purchase price adjustment (recording of contingent consideration)	382
Other	71

Balance as of June 30, 2006	$49,216

8. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	June 30,	December 31,
	2006	2005
Professional fees	$1,050	$2,528
Software licenses	1,309	—
Equipment	383	—
Customer deposits	2,785	2,820
Revenue share	2,286	815
Servicing costs	254	416
Rent abandonment	184	258
Other	2,337	1,837

Total other accrued liabilities	$10,588	$8,674

9. Stock Option and Deferred Compensation Plans
2001 Stock Option Plan
     Options granted under the 2001 Stock Option Plan were all non-qualified stock options. Effective May 26, 2005, no options are available for future grant under the 2001 Stock Option Plan.
2005 Incentive Award Plan
     On May 26, 2005, our board of directors adopted, and our stockholders approved, our 2005 Incentive Award Plan. 3,100,000 shares of common stock are reserved for issuance under the 2005 Incentive Award Plan, as well as 79,800 shares of common stock that were previously available for grant under the 2001 Stock Option Plan, and any shares underlying any existing grants under our 2001 Stock Option Plan that are forfeited. The maximum number of shares that may be subject to awards granted under the 2005 Incentive Award Plan to any individual in any fiscal year is 750,000. As of June 30, 2006, 1,144,078 shares were available for future issuance.
     Options granted under both the 2001 Stock Option Plan and 2005 Incentive Award Plan generally vest over a period of four years from the vesting commencement date, expire ten years from the date of grant (as defined by the plan document) and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers, who generally have a twelve-month period following termination of employment to exercise.
     The following table summarizes the activity under our stock option plans:

	Number of
	Shares	Weighted-Average
	Outstanding	Exercise Price
Balance as of January 1, 2006	3,551,369	$6.2217
Options granted	780,700	21.2840
Options exercised	(178,763)	5.0414
Options cancelled	(67,090)	13.7197

Balance as of June 30, 2006	4,086,216	$9.0280

     The number of options exercisable as of June 30, 2006 and December 31, 2005 was 1,778,089 and 1,441,675, respectively.
     The intrinsic value of the stock options exercised during the six months ended June 30, 2006 was approximately $3.0 million based upon an average stock price of $21.9290.
     The following table summarizes information concerning currently outstanding and exercisable options by seven ranges of exercise prices as of June 30, 2006:

		Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average		Aggregate
	Number of	Remaining	Average	Intrinsic		Remaining	Weighted-	Intrinsic
	Shares	Contractual	Exercise	Value	Number	Contractual	Average	Value
Range of Exercise Price	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Exercise Price	(’000)
$2.80 - $4.55	2,214,145	7.1800	$2.8533	$42,236	1,493,201	7.1800	$2.8790	$28,445
$4.56 - $6.82	2,812	4.9336	$6.0000	45	2,812	4.9336	$6.0000	45
$6.83 - $9.10	114,533	8.6986	$8.9918	1,482	45,369	8.6986	$8.9793	588
$11.38 - $13.65	895,900	8.9083	$12.9200	8,071	236,498	8.9083	$12.9200	2,131
$15.93 - $18.20	69,276	9.0787	$17.0800	336	209	9.0787	$17.0800	1
$18.21 - $20.48	22,950	9.4648	$19.8000	49	—	9.4648	$—	—
$20.49 - $22.75	766,600	9.5618	$21.2801	497	—	9.5618	$—	—

	4,086,216	8.0918	$9.0280	$52,716	1,778,089	8.0918	$4.3768	$31,210

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our average stock price of $21.9290 for the six months ended June 30, 2006.
     We have granted restricted common stock to certain employees and directors under the 2005 Incentive Award Plan. The awards are subject to an annual cliff vest of three and four years from the date of grant.
     A summary of the status of the non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

	Restricted Common Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 1, 2006	125,925	$17.5094
Awards granted	173,700	$21.0155
Awards vested	(21,750)	$17.1000
Awards canceled/expired/forfeited	(700)	$21.5300

Non-vested at June 30, 2006	277,175	$19.7286

     As of June 30, 2006, there was $12.7 million and $4.8 million of deferred stock based-compensation expense related to stock option and restricted common stock awards, respectively. These amounts are expected to be recognized on a straight line basis over an estimated period of three to four years.
Employee Stock Purchase Plan
     In May 2005, the board of directors adopted, and our stockholders approved, an Employee Stock Purchase Plan (ESPP). The ESPP became effective on December 14, 2005, upon the filing of a registration statement on Form S-8. The total number of shares of common stock reserved under the ESPP is 1,500,000 and the total number of shares available for future issuance as of June 30, 2006 under the ESPP is 1,480,022. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of June 30, 2006, 19,978 shares of common stock were issued under the ESPP.

Employees’ Deferred Compensation Plan
     In May 2005, the board of directors adopted our Employees’ Deferred Compensation Plan. The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management or highly compensated employees to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of the company and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Employees’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of June 30, 2006, no deferred stock units were issued under the Employees’ Deferred Compensation Plan. As of June 30, 2006, the total number of shares of common stock reserved and available for distribution under the Employees’ Deferred Compensation Plan is 150,000.
Directors’ Deferred Compensation Plan
     In May 2005, the board of directors adopted our Directors’ Deferred Compensation Plan. The Directors’ Deferred Compensation Plan is a non-qualified retirement plan. The Directors’ Deferred Compensation Plan allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of the company and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Directors’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of June 30, 2006, 9,786 deferred stock units were recorded under a memo account and the total number of shares of common stock reserved and available for distribution under the Directors’ Deferred Compensation Plan is 75,000.
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
     As part of the purchase agreement dated, December 31, 2003, between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of dealerAccess, Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. As of December 31, 2005, all amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.
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
     Based upon our comprehensive review and the contractual obligations of our customers, we do not believe our services are subject to sales tax and have not accrued any sales tax liability for the period subsequent to December 31, 2003 for our Canadian subsidiary. In the event we are obligated to charge sales tax, our Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the contractual arrangement. However, there is no assurance that any of our customers would be able to pay such sales taxes when due. In the event of any failure to pay sales tax, we would be required to pay the obligation, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.8 million as of June 30, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any such material payments. We believe that if we were to incur a loss in any of these matters, it is not probable that such loss would have a material adverse effect on our business, prospects, financial condition and results of operations. It is possible, however, that such loss could have a material impact on our results of operations in an individual reporting period.
Legal Proceedings
     From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks declaratory and injunctive relief, as well as damages against RouteOne for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. Discovery has generally been completed and dispositive motions have been briefed. The Court has not yet scheduled hearings for claim construction or on the dispositive motions. We intend to pursue our claims vigorously.
     On April 17, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 (RGK). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of two patents owned by us that relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The defendants have made certain counterclaims in their answer. We intend to pursue our claims and defend any counter claims vigorously.
11. Segment Information
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have one reportable segment under SFAS No. 131. The chief operating decision maker reviews revenue results at a product level and all expenses at a consolidated level. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Based on the nature and class of customer, as well as the similar economic characteristics, our product lines have been aggregated for disclosure purposes. We earn substantially all of our revenue in the United States. Revenue earned outside of the United States is less than 10% of our total net revenue.

     Supplemental disclosure of revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Transaction services revenue	$28,298	$21,010	$52,838	$38,687
Subscription services revenue	12,991	7,074	24,622	12,055
Other	2,125	1,109	3,889	1,722

Total net revenue	$43,414	$29,193	$81,349	$52,464

12. Credit Facilities
     We have a $25.0 million revolving credit facility available to us at an interest rate of LIBOR plus 150 basis points or prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of June 30, 2006 and December 31, 2005, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
13. Subsequent Event
     On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. DealerWare’s F&I Menu Wizard® is one of the industry’s leading aftermarket menu-selling solutions. DealerWare’s software suite also includes reporting and compliance solutions that complement DealerTrack’s existing products. The aggregate purchase price was $5.2 million in cash (including estimated direct acquisition costs of approximately $0.2 million). Currently, we are completing a fair value assessment of the acquired assets, liabilities and identifiable intangibles, and at the conclusion of the assessment the purchase price will be allocated accordingly.
     On August 2, 2006, the compensation committee of the board of directors approved long-term performance equity awards consisting of restricted common stock for certain executive officers and other employees. The restricted common stock awards vest in full on January 31, 2010, provided that the employee remains employed on such date. The amount that will vest at such time is subject to the achievement of certain pre-established performance goals for fiscal years 2007, 2008 and 2009. These performance goals are equally based upon both the company’s earning’s before interest, taxes depreciation and amortization, as adjusted and the market value of the company’s common stock, in each case measured on the last day of the calendar year. The awards will accelerate in full upon a change in control, if any. The total amount of restricted common stock issued was 565,000. We are currently obtaining a fair value assessment for the restricted common stock issued in order to determine the expense impact.
     During the third quarter of 2006, we are expecting to record a charge of approximately $5.0 million in non-cash stock compensation and approximately $0.8 million in cash compensation expense related to the departure of an executive officer.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 30, 2006. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
     DealerTrack is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, DealerTrack has built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which as of June 30, 2006, consisted of over 22,000 automotive dealers, including over 85% of all franchised dealers; over 240 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our automotive dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and document compliance with certain laws and execute financing contracts electronically. We have created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., dealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc. and webalg, inc.
     We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and financing sources in our domestic network. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies generally bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements. The following is a table consisting of EBITDA and certain other business statistics that our management is monitoring (in thousands, except for non-financial data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
EBITDA and Other Business Statistics:
EBITDA (1)	$13,459	$7,778	$24,174	$14,405
Capital expenditures, software and website development costs	$2,554	$3,930	$7,322	$4,899
Active dealers in our network as of end of the period (2)	22,031	20,742	22,031	20,742
Active financing sources in our network as of end of period (3)	243	141	243	141

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage. EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on outstanding debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$4,655	$1,068	$8,091	$3,137
Interest income	(785)	(33)	(1,748)	(86)
Interest expense	69	333	141	373
Provision for income taxes, net	3,351	808	5,451	2,368
Depreciation of property and equipment and amortization of capitalized software and website costs	1,934	1,023	3,826	1,914
Amortization of acquired identifiable intangibles	4,235	4,579	8,413	6,699

EBITDA	$13,459	$7,778	$24,174	$14,405

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue generating transaction using our domestic credit application processing network during the most recently ended calendar month.
(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in our domestic network.
Revenue
Transaction Services Revenue. Transaction services revenue primarily consists of revenue earned from our financing source customers for each credit application or electronic contract submitted to them. We also earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers. In addition, we earn transaction service fees from financing source customers for which we perform portfolio residual value analysis and document processing.
Subscription Services Revenue. Subscription services revenue consists of recurring fees paid to us by customers (typically on a monthly basis) for use of our subscription or licensed-based products and services, some of which enable automotive dealer customers to obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically.
Cost of Revenue and Operating Expenses
Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on certain acquired intangible assets, depreciation associated with computer equipment, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides and allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs and non-network related depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
The purchase accounting for our Global Fax acquisition is not final as of June 30, 2006. We are in the process of finalizing the fair value assessment for the acquired indentifiable assets. As of June 30, 2006, we allocated $11.5 million to both identifiable intangible assets and goodwill utilizing an estimated useful life for the identifiable intangibles of three years. The amortization expense for the Global Fax acquired intangible assets is being recorded to cost of revenue. The final allocation may be materially different from the preliminary allocation. For every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense, will increase approximately $0.2 million per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average three year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $1.9 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average three year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $1.0 million per annum.
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
Acquisitions
     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax, L.L.C. for a purchase price of $24.5 million (including estimated direct acquisition costs of approximately $0.3 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $2.4 million of additional cash consideration to be paid based on revenue derived by us for the sale of certain Global Fax services through the end of 2006. Global Fax provides outsourced document scanning, storage, data entry and retrieval services for automotive financing customers.
     On February 2, 2006, we acquired substantially all of the assets and certain liabilities of Wired Logic, Inc., doing business as DealerWire, Inc. (DealerWire®), for a purchase price of $6.0 million in cash (including estimated direct acquisition costs of approximately $0.1 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $0.5 million in cash if new subscribers to the DealerWire product increase to a certain amount by February 28, 2007. DealerWire allows a dealership to evaluate its sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit.
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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Other than what has been disclosed herein, management believes there have been no other material changes during the six months ended June 30, 2006 to the critical accounting policies discussed in the management discussion and analysis of our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 30, 2006.
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
     Prior to the effective date of SFAS No. 123(R), we applied APB No. 25 and related interpretations for our stock option and restricted common stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.
     Effective January 1, 2006, we adopted SFAS 123(R), which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period.
     As permitted by SFAS 123(R), we elected the modified prospective transition method. Under this method, prior periods are not revised. We use the Black-Scholes Option Pricing Model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of expected options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.
     On December 13, 2005, we commenced an initial public offering (IPO) of our common stock. Prior to our IPO, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum value method for SFAS 123 prior to its IPO filing, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum value method in its financial statements. As a result, we will continue to account for pre-IPO awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-IPO awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards at the grant date.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We may take up to one year from the effective date of the FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.
Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(% of net revenue)		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue (1)	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue (1)	39.8%	40.4%	39.8%	38.5%
Product development	5.4%	4.5%	5.6%	4.0%
Selling, general and administrative	38.0%	47.6%	39.9%	46.5%

Total operating costs and expenses	83.2%	92.5%	85.3%	89.0%

Income from operations	16.8%	7.5%	14.7%	11.0%
Interest income	1.8%	0.1%	2.1%	0.2%
Interest expense	(0.2)%	(1.1)%	(0.2)%	(0.7)%

Income before provision for income taxes	18.4%	6.5%	16.6%	10.5%
Provision for income taxes, net	(7.7)%	(2.8)%	(6.7)%	(4.5)%

Net income	10.7%	3.7%	9.9%	6.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(% of net revenue)		(% of net revenue)
(1) Related party revenue	25.5%	24.7%	25.0%	25.5%
Related party cost of revenue	2.2%	3.1%	2.2%	3.2%
Three Months Ended June 30, 2006 and 2005
Revenue
     Total net revenue increased $14.2 million, or 49%, to $43.4 million for the three months ended June 30, 2006 from $29.2 million for the three months ended June 30, 2005.
     Transaction Services Revenue. Transaction services revenue increased $7.3 million, or 35%, to $28.3 million for the three months ended June 30, 2006 from $21.0 million for the three months ended June 30, 2005. The increase in transaction services revenue was primarily the result of increased transactions processed through our network and $1.3 million from the Global Fax acquisition. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 243 as of June 30, 2006 from 141 as of June 30, 2005, the increase in automobile dealers active in our network to 22,031 as of June 30, 2006 from 20,742 as of June 30, 2005, and an increase in volume from existing customers.
     Subscription Services Revenue. Subscription services revenue increased $5.9 million, or 84%, to $13.0 million for the three months ended June 30, 2006 from $7.1 million for the three months ended June 30, 2005. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract as of June 30, 2006 compared to June 30, 2005. The overall $5.9 million increase in subscription services revenue was the result of an increase of $5.1 million in sales of existing subscription products and services to customers and $0.8 million from our recently acquired businesses.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $5.5 million, or 47%, to $17.3 million for the three months ended June 30, 2006 from $11.8 million for the three months ended June 30, 2005. The $5.5 million increase was primarily the result of increased amortization and depreciation charges of $0.9 million, which resulted, in part, from a full quarter of amortization expense relating to acquired identifiable intangibles of ALG, NAT and Chrome versus a partial quarter expense for the same period in the prior year, increased compensation and related benefit costs of $2.4 million due to headcount additions, increased revenue share of $0.6 million and increased technology costs of $0.8 million.
     Product Development Expenses. Product development expenses increased $1.0 million, or 79%, to $2.3 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005. The $1.0 million increase was primarily the result of increased compensation and related benefit costs of $1.0 million, due to overall headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 18%, to $16.5 million for the three months ended June 30, 2006 from $13.9 million for the three months ended June 30, 2005. The $2.6 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $2.3 million ($0.7 million relates to stock-based compensation) due to headcount additions, salary increases and the adoption of SFAS 123(R), and $0.5 million related to marketing and travel expenses. These increases are offset by a $0.6 million decrease in recruiting and relocation.
Interest Income
     Interest income increased $0.8 million to $0.8 million for the three months ended June 30, 2006 from $0.03 million for the three months ended June 30, 2005. The $0.8 million increase in interest income is primarily related to the interest income earned on the initial public offering proceeds raised in December 2005.
Provision for Income Taxes
     The provision for income taxes for the three months ended June 30, 2006 of $3.3 million consisted primarily of $2.3 million of federal tax, $0.4 million of state and local income taxes and $0.6 million of tax expense for our Canadian subsidiary. Included in our provision for income taxes for the three months ended June 30, 2006 is approximately $0.4 million of additional tax expense that relates to prior periods. This additional tax expense relates to an adjustment in our calculation of income taxes associated with our Canadian subsidiary, dealerAccess Canada, Inc. The provision for income taxes for the three months ended June 30, 2005 of $0.8 million consisted primarily of $0.7 million of federal and $0.1 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Six Months Ended June 30, 2006 and 2005
Revenue
     Total net revenue increased $28.9 million, or 55%, to $81.3 million for the six months ended June 30, 2006 from $52.5 million for the six months ended June 30, 2005.
     Transaction Services Revenue. Transaction services revenue increased $14.2 million, or 37%, to $52.8 million for the six months ended June 30, 2006 from $38.6 million for the six months ended June 30, 2005. The increase in transaction services revenue was primarily the result of increased transactions processed through our network. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 243 as of June 30, 2006 from 141 as of June 30, 2005, the increase in automobile dealers active in our network to 22,031 as of June 30, 2006 from 20,742 as of June 30, 2005, and an increase in volume from existing customers.
     Subscription Services Revenue. Subscription services revenue increased $12.5 million, or 104%, to $24.6 million for the six months ended June 30, 2006 from $12.1 million for the six months ended June 30, 2005. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract as of June 30, 2006 compared to June 30, 2005. The overall $12.5 million increase in subscription services revenue was the result of an increase of $7.9 million in sales of existing subscription products and services to customers and $4.6 million from our recently acquired businesses.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $12.2 million, or 61%, to $32.4 million for the six months ended June 30, 2006 from $20.2 million for the six months ended June 30, 2005. The $12.2 million increase was primarily the result of increased amortization and depreciation charges of $3.8 million , which resulted, in part, from a full six months of amortization expense relating to acquired identifiable intangibles of ALG, NAT and Chrome versus a partial period of expense for the same period in the prior year, increased compensation and related benefit costs of $4.4 million due to headcount additions, increased revenue share of $1.4 million and increased technology cost of $1.2 million.
     Product Development Expenses. Product development expenses increased $2.5 million, or 119%, to $4.6 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. The $2.5 million increase was primarily the result of increased compensation and related benefit costs of $2.4 million due to overall headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.0 million, or 33%, to $32.4 million for the six months ended June 30, 2006 from $24.4 million for the six months ended June 30, 2005. The $8.0 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $6.5 million ($1.4 million relates to stock-based compensation) due to headcount additions, salary increases and the adoption of SFAS 123(R), $1.3 million related to marketing and travel expenses, and $1.5 million in additional expenses associated with being a public company. These increases are offset by a $0.8 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisitions and a $0.8 million decrease in recruiting and relocation expense.
Interest Income
     Interest income increased $1.6 million to $1.7 million for the six months ended June 30, 2006 from $0.1 million for the six months ended June 30, 2005. The $1.6 million increase in interest income is primarily related to the interest income earned on the initial public offering proceeds raised in December 2005.
Provision for Income Taxes
     The provision for income taxes for the six months ended June 30, 2006 of $5.4 million consisted primarily of $4.1 million of federal income tax, $0.7 million of state and local income taxes and $0.6 million of tax expense for our Canadian subsidiary. Included in our provision for income taxes for the six months ended June 30, 2006 is approximately $0.2 million of additional tax expense that relates to prior periods. This additional tax expense relates to an adjustment in our calculation of income taxes associated with our Canadian subsidiary, dealerAccess Canada, Inc. The provision for income taxes for the six months ended June 30, 2005 of $2.4 million consisted primarily of $1.9 million of federal and $0.5 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the six months ended June 30, 2006 were $7.3 million. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur debt or seek additional equity financing. As of June 30, 2006, we had no amounts outstanding under our available $25.0 million revolving credit facility.

     As of June 30, 2006, we had $86.0 million of cash, cash equivalents and short-term investments and $88.8 million in working capital, as compared to $103.3 million of cash and cash equivalents and $101.6 million in working capital as of December 31, 2005.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Net cash provided by operating activities	$15,477	$7,647
Net cash used in investing activities	(95,188)	(67,474)
Net cash provided by financing activities	1,895	43,508
Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2006 was attributable to net income of $8.1 million, which includes depreciation and amortization of $12.2 million, amortization of stock-based compensation of $2.6 million (which includes SFAS 123(R) stock-based compensation of $0.8 million), an increase to the provision for doubtful accounts of $2.3 million, an increase to deferred revenue and other current liabilities of $0.3 million and an increase to other long-term liabilities of $0.3 million, offset by a deferred tax benefit of $2.5 million and a decrease in accounts receivable of $3.0 million and in accounts payable and accrued expenses of $5.1 million. Net cash provided by operating activities for the six months ended June 30, 2005 was attributable to net income of $3.1 million, which includes depreciation and amortization of $8.6 million, an increase to the provision for doubtful accounts of $1.4 million, offset by an increase in accounts receivable of $9.5 million, and a decrease to accounts payable and accrued expenses of $1.8 million and a decrease in deferred revenue and other current liabilities of $1.3 million.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2006 was attributable to capital expenditures of $1.7 million, an increase in capitalized software and website development costs of $1.9 million, payments for net assets acquired of $31.2 million and the net purchase of short-term investments of $60.5 million. Net cash used in investing activities for the six months ended June 30, 2005 was attributable to capital expenditures of $2.2 million, an increase in capitalized software and website development costs of $2.7 million and payments for acquired assets of $62.7 million.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2006 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $0.9 million, net proceeds from employee stock purchases under the ESPP of $0.4 million and stock-based compensation windfall tax benefit of $1.1 million, offset by principal payments on note payable and capital lease obligations of $0.5 million. Net cash provided by financing activities for the six months ended June 30, 2005 was attributable to the receipt of proceeds from the exercise of employee stock options of $1.4 million, the net proceeds from bank indebtedness of $47.3 million, offset by the repayment of bank indebtedness of $5.0 million.
Contractual Obligations
     As of June 30, 2006, there are no material changes in the company’s contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Industry Trends
     The volume of new and used automobiles financed or leased by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. We expect that our operating results in the foreseeable future may be significantly affected by these and other industry and promotional trends in the indirect automotive finance market. In addition, the volume of transactions in our network generally is greater on Saturdays and Mondays and, in particular, most holiday weekends.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exposure
     We only have operations located in, and provide services to customers located in, the United States and Canada. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with the Canadian dollar. Foreign currency fluctuations have not had a material effect on our operating results or financial condition. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currency in which revenue is denominated. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.
Interest Rate Exposure
     As of June 30, 2006, we had cash and cash equivalents of $25.5 million invested in highly liquid money market instruments. In addition, we had short-term investments of $60.5 million invested in tax-exempt and tax-advantaged securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2006, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or prime plus 0.5%.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item I. Legal Proceedings
     For more information regarding the Company’s legal proceedings, see “Part I. Item I. Note 10 – Contingent Liabilities,” which is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes in the risk factors described in Item IA (Risk Factors) of the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Stockholders of DealerTrack Holdings, Inc. was held on June 14, 2006. A total of 35,620,673 shares of common stock were present or represented by proxy at the meeting. This represented 94.54% of the total shares outstanding. The following matter was voted on and approved:
     The individuals named below were elected to a three-year term as a Class I Directors:

Name	Votes Received	Votes Withheld
James D. Power III	33,647,858	27,500
Howard L. Tischler	33,623,142	52,216
Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc.
(Registrant)

Date August 11, 2006	/s/ Robert J. Cox III Robert J. Cox III
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