Form 10-Q
period 2006-09-30
DealerTrack Holdings, Inc.
filed 2006-11-14
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, 39,156,710 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$29,964	$103,264
Short-term investments	60,750	—
Accounts receivable — related party	5,880	5,386
Accounts receivable, net of allowances of $4,398 and $2,664 at September 30, 2006 and December 31, 2005, respectively	16,422	13,893
Prepaid expenses and other current assets	7,386	3,902
Deferred tax assets	667	910

Total current assets	121,069	127,355
Property and equipment, net	6,330	4,885
Software and website developments costs, net	10,855	8,769
Intangible assets, net	42,915	39,550
Goodwill	51,742	34,200
Restricted cash	540	590
Deferred taxes and other long-term assets	13,483	5,266

Total assets	$246,934	$220,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$994	$2,367
Accounts payable — related party	118	2,021
Accrued compensation and benefits	8,282	7,589
Accrued other	10,700	8,674
Deferred revenue	3,472	3,267
Deferred taxes	42	42
Due to acquirees	2,220	1,447
Capital leases payable	58	387

Total current liabilities	25,886	25,794
Capital leases payable — long-term	—	7
Due to acquirees — long-term	2,932	4,957
Other long-term liabilities	4,969	3,186

Total liabilities	33,787	33,944

Commitment and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 36,393,248 and 35,379,717 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	364	354
Additional paid-in capital	224,358	214,471
Deferred stock-based compensation	(4,911)	(7,745)
Accumulated other comprehensive income (foreign currency)	245	157
Accumulated deficit	(6,909)	(20,566)

Total stockholders’ equity	213,147	186,671

Total liabilities and stockholders’ equity	$246,934	$220,615

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except share		(In thousands, except share
	and per share amounts)		and per share amounts)
Revenue
Net revenue(1)	$46,264	$34,380	$127,613	$86,844

Operating costs and expenses
Cost of revenue(1)(2)	19,128	16,733	51,536	36,922
Product development(2)	2,218	1,498	6,781	3,585
Selling, general and administrative(2)	22,515	14,399	54,957	38,795

Total operating costs and expenses	43,861	32,630	113,274	79,302
Income from operations	2,403	1,750	14,339	7,542
Interest income	934	20	2,681	106
Interest expense	(65)	(633)	(206)	(1,006)

Income before benefit (provision) for income taxes	3,272	1,137	16,814	6,642
Benefit (provision) for income taxes, net(3)	2,294	(488)	(3,157)	(2,856)

Net income	$5,566	$649	$13,657	$3,786

Basic net income per share applicable to common stockholders(4)	$0.16	$0.03	$0.39	$0.15
Diluted net income per share applicable to common stockholders(4)	$0.15	$0.01	$0.37	$0.07
Weighted average shares outstanding	35,547,699	674,217	35,408,425	603,227
Weighted average shares outstanding assuming dilution	36,989,642	1,635,148	36,878,982	1,318,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
(1) Related party revenue	$12,500	$8,124	$32,819	$21,495
Related party cost of revenue	$26	$876	$1,835	$2,552

(2) Stock-based compensation expense recorded for the three and nine months ended September 30, 2006 and 2005 was classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenue	$287	$93	$811	$201
Product development	96	30	264	70
Selling, general and administrative	$6,144	$529	$8,073	$1,046

(3) See Note 2 of these consolidated financial statements for further information.

(4) See Note 2 of these consolidated financial statements for earnings per share calculations.
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$13,657	$3,786
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,157	17,258
Deferred tax (benefit) provision	(7,282)	797
Amortization of stock-based compensation	9,148	1,317
Provision for doubtful accounts and sales credits	3,566	904
Gain on sale of property and equipment	(47)	(29)
Amortization of deferred interest	133	110
Deferred compensation	154	—
Amortization of bank financing costs	94	91
Stock-based compensation windfall tax benefit	(1,485)	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(4,880)	(8,509)
Accounts receivable — related party	(494)	(2,572)
Prepaid expenses and other current assets	(3,197)	47
Accounts payable and accrued expenses	908	2,886
Accounts payable — related party	(1,903)	281
Deferred revenue and other current liabilities	140	2,812
Other long-term liabilities	35	(122)
Deferred rent	103	216
Other assets	(21)	(444)

Net cash provided by operating activities	27,786	18,829

Cash flows from investing activities
Capital expenditures	(2,578)	(2,827)
Funds released from escrow and other restricted cash	47	577
Purchase of short term investments	(85,450)	—
Sale of short term investments	24,700	—
Capitalized software and web site development costs	(2,841)	(4,120)
Proceeds from sale of property and equipment	50	30
Payment for net assets acquired, net of acquired cash	(37,529)	(64,052)

Net cash used in investing activities	(103,601)	(70,392)

Cash flows from financing activities
Principal payments on capital lease obligations	(336)	(327)
Proceeds from the exercise of employee stock options	1,226	1,431
Proceeds from employee stock purchase plan	596	—
Net proceeds from bank indebtedness	—	48,284
Repayments of bank indebtedness	—	(5,000)
Principal payments on notes payable	(316)	—
Stock-based compensation windfall tax benefit	1,485	—
Deferred financing costs	(211)	(1,105)

Net cash provided by financing activities	2,444	43,283

Net decrease in cash and cash equivalents	(73,371)	(8,280)
Effect of exchange rate changes on cash and cash equivalents	71	49
Cash beginning of period	103,264	21,753

Cash end of period	$29,964	$13,522

Supplemental disclosure
Cash paid for:
Income taxes	$10,867	$1,295
Interest	61	103
Non-cash investing and financing activities:
Acquisition of capitalized software through note payable	2,608	—
Accrued capitalized hardware and software	1,132	—
Goodwill adjustment	366	—
Deferred financing costs accrued	—	830
Deferred compensation reversal to equity	264	—
Note payable issued in conjunction with net assets acquired	—	1,800
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which as of September 30, 2006, consisted of over 22,000 automotive dealers, including over 89% of all franchised dealers; over 250 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our automotive dealer customers to compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The December 31, 2005 balance sheet information has been derived from the audited 2005 financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006.
     Our provision for income taxes for the nine months ended September 30, 2006 includes approximately $206,000 of additional tax expense that relates to prior periods. Our provision for income taxes for the three and nine months ended September 30, 2006 includes a $3.7 million tax benefit. The out of period tax adjustment and the tax benefit both relate to our Canadian subsidiary, dealerAccess Canada, Inc. The reversal of our Canadian subsidiary’s $3.7 million deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. We believe that it is more likely than not that our Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of September 30, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration.
Short-term Investments
     We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
     Short-term investments as of September 30, 2006 consist of auction rate securities that are invested in tax-exempt and tax-advantaged securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. There were no unrealized gains (losses) as of September 30, 2006.
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

Net Income per Share
     For the three and nine months ended September 30, 2006, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (including unvested restricted common stock), assuming dilution. The calculation assumes that all stock options that are in the money are exercised at the beginning of the period and the proceeds used by us to purchase shares at the average market price for the period.
     For the three and nine months ended September 30, 2005, we computed net income per share in accordance with SFAS No. 128, Earnings per Share and EITF No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of our common stock outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock plus the diluted effect of potential common shares.
     The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$5,566	$649	$13,657	$3,786
Amount allocated to participating preferred stockholders under two-class method(1)	—	(629)	—	(3,696)

Net income applicable to common stockholders	$5,566	$20	$13,657	$90

Denominator:
Weighted average common stock outstanding (basic)	35,547,699	674,217	35,408,425	603,227
Common equivalent shares from options to purchase common stock and restricted common stock	1,441,943	960,931	1,470,557	714,773

Weighted average common stock outstanding (diluted)	36,989,642	1,635,148	36,878,982	1,318,000

Basic net income per share applicable to common stockholders	$0.16	$0.03	$0.39	$0.15

Diluted net income per share applicable to common stockholders	$0.15	$0.01	$0.37	$0.07

(1)	Not applicable for the three and nine months ended September 30, 2006, as all outstanding participating preferred stock was converted into common stock upon our initial public offering in December 2005.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options	794,439	—	728,370	74,700
Restricted common stock	1,630	—	14,060	—
Preferred stock	—	24,765,127	—	24,765,127

Total	796,069	24,765,127	742,430	24,839,827

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

     Prior to the effective date of SFAS No. 123(R), “Share-Based Payment”, we applied APB No. 25 Accounting for Stock Issued to Employees and related interpretations for our stock option and restricted common stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.
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
     On December 13, 2005, we commenced an initial public offering (IPO) of our common stock. Prior to our IPO, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum-value method for SFAS 123 prior to its IPO filing, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum-value method in its financial statements. As a result, we will continue to account for pre-IPO awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-IPO awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards on the date of grant.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, which provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We may take up to the latter of one year from the effective date of the FSP or the adoption of SFAS No. 123(R) to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $1.0 million and $2.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted common stock awards. For the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of $5.5 million and $6.7 million, respectively, in accordance with APB No. 25, using the intrinsic value approach to measure compensation expense.
     The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Stock options, restricted common stock and employee stock purchase plan compensation expense recognized:
Cost of revenue	$196	$539
Product development	69	182
Selling, general and administrative	778	1,715

Total stock-based compensation expense	1,043	2,436
Related deferred income tax benefit	(407)	(950)

Decrease in net income	$636	$1,486

Decrease in basic earnings per share	$0.02	$0.04
Decrease in diluted earnings per share	$0.02	$0.04
     Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.
     The fair market value of each option grant for all years presented has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Expected life (in years)(1)	6.25	5.00	6.25	5.00
Risk-free interest rate	4.90%	3.93%	4.40%	3.74%
Expected volatility(2)	47.00%	0%	47.00%	0%
Expected dividend yield	0%	0%	0%	0%

(1)	For the three and nine months ended September 30, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe that we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	We started trading in connection with our initial public offering on December 13, 2005, and have had a brief trading history to determine expected volatility based on historical performance of our traded common stock. As a private company (for awards issued prior to December 13, 2005), we used 0% volatility. Due to the short public trading of our common stock, we estimated the expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.
     Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three and nine months ended September 30, 2006, was $10.00 and $11.01, respectively. The estimated weighted average fair value of an option to purchase one share of common stock granted during the three and nine months ended September 30, 2005, was $3.97 and $3.17, respectively.
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards to the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income	$649	$3,786
Add: Stock-based compensation expense included in reported net income, net of taxes	278	657
Deduct: Stock-based compensation expense under the fair value method, net of taxes	(492)	(1,091)
Deduct: Amounts allocated to participating preferred stockholders under two-class method	(419)	(3,271)

Pro forma net income applicable to common stockholders	$16	$81

Basic net income per share applicable to common stockholders
As reported	$0.03	$0.15
Pro forma	$0.02	$0.13

Diluted net income per share applicable to common stockholder
As reported	$0.01	$0.07
Pro forma	$0.01	$0.07
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact that SFAS No. 157 may have on our financial condition or results of operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, assuming the adjustments are not material. Any adjustments that are considered material would be corrected using the guidance in SFAS No. 154, Accounting Changes & Accounting Errors. SAB 108 is effective for the annual period ending after November 15, 2006. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this SAB will not have a material impact on our consolidated financial condition or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48.

3. Business Combinations
     DealerWare L.L.C. (DealerWare)
     On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. DealerWare is a provider of aftermarket menu-selling software and other dealership software. DealerWare’s software suite also includes reporting and compliance solutions that complement DealerTrack’s existing products. The aggregate purchase price was $5.2 million in cash (including estimated direct acquisition costs of approximately $0.2 million). Certain DealerWare employees are eligible for a retention bonus if they remain employed by DealerTrack for twelve months from their start date or if employment is sooner terminated by DealerTrack without cause. As part of the asset purchase agreement, the DealerWare selling parties and DealerTrack are each liable for 50% of the estimated $0.5 million retention bonus. The selling parties’ portion is held by us in escrow and recorded by us as a short-term liability, and our portion will be recorded as compensation expense at the earlier of the termination without cause or the twelve month anniversary of the employee. Amounts not paid from escrow will be returned to the selling parties.
     The results of DealerWare were included in our consolidated statement of operations from the date of the acquisition. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$10
Intangible assets (preliminary allocation)	2,572
Goodwill	2,570

Total assets acquired	5,152
Total liabilities assumed	—

Net assets acquired	$5,152

     We are in the process of finalizing the fair value assessment for the acquired identifiable assets, which is expected to be completed during the fourth quarter of 2006, and accordingly the related purchase accounting is not final as of September 30, 2006. We anticipate that these identifiable intangibles will include customer contracts, technology and non-compete agreements. As of September 30, 2006, we allocated $2.6 million to both identifiable intangible assets and goodwill utilizing an estimated useful life for the identifiable intangibles of three years. The amortization expense for the DealerWare acquired intangible assets is being recorded to cost of revenue. The final allocation may be materially different from the preliminary allocation. For every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense will increase approximately $43,000 per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average three year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $0.4 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average three year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $0.2 million per annum.
Global Fax, L.L.C. (Global Fax)
     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax, L.L.C. Global Fax provides outsourced document scanning, storage, data entry, and retrieval services for automotive financing customers. The aggregate purchase price was $24.6 million in cash (including estimated direct acquisition costs of approximately $0.3 million). Under the terms of the asset purchase agreement, we have future contingent payment obligations of up to $2.4 million in cash to be paid based on the amount of revenue derived by us for the sale of certain Global Fax services through the end of

     2006. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. The results of Global Fax were included in our consolidated statement of operations from the date of the acquisition. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$1,261
Property and equipment	537
Other long-term assets	14
Intangible assets (preliminary allocation)	11,459
Goodwill	11,451

Total assets acquired	24,722
Total liabilities assumed	(167)

Net assets acquired	$24,555

     We changed our preliminary allocation of identifiable intangibles from the amounts reported in our Current Report on Form 8-K, filed on May 9, 2006, from $13.7 million to $11.5 million and will continue to use the average useful life of three years. This change in purchase price allocation was based on our experience with previous acquisitions and our further knowledge of the assets acquired. We are in the process of finalizing the fair value assessment for the acquired identifiable intangible assets, which is expected to be completed during the fourth quarter of 2006, and accordingly the related purchase accounting is not final as of September 30, 2006. We anticipate that these identifiable intangibles will include customer contracts, technology and non-compete agreements. At the conclusion of that assessment, the purchase price will be allocated accordingly. The final allocation may be materially different from the preliminary allocation. For example, for every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill amortization expense will increase approximately $0.2 million per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average three year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $1.9 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average three year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $1.0 million per annum.
     WiredLogic, Inc. (DealerWire®)
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

     As of March 31, 2006 we preliminarily allocated $3.6 million to intangible assets and $2.4 million to goodwill; subsequent to that date we completed the fair value assessment. Based on the final fair value appraisals, we allocated amounts to intangible assets and goodwill as follows: approximately $1.3 million of the purchase price to customer contracts; $0.7 million to technology; and $0.3 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over two years based on each intangibles estimated useful life. We also recorded $3.7 million in goodwill, which represents the remainder of excess purchase price over the fair value of the net assets acquired.

No pro forma information is included as the acquisition of DealerWire did not have a material impact on our consolidated results of operations.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary for the three and nine months ended September 30, 2006 presents consolidated results of operations for us as if the acquisitions of Global Fax and DealerWare had been completed on January 1, 2006. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	(Pro forma)	(Pro forma)
Net revenue	$46,459	$131,554
Net income applicable to common stockholders	$5,636	$13,933
Basic net income per share applicable to common stockholders	$0.16	$0.39
Diluted net income per share applicable to common stockholders	$0.15	$0.38
The accompanying unaudited pro forma summary for the three and nine months ended September 30, 2005 presents consolidated results of operations for us as if the acquisitions of ALG, Chrome, DealerWare, Global Fax and NAT had been completed on January 1, 2005. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(Pro forma)	(Pro forma)
Net revenue	$37,194	$103,030
Net income (loss) applicable to common stockholders	$336	$(1,554)
Basic net income (loss) per share applicable to common stockholders	$0.01	$(2.58)
Diluted net income (loss) per share applicable to common stockholders	$0.01	$(2.58)
4. Related Party Transactions
Service Agreement with Related Parties — Financing Sources
     We have entered into agreements with several automotive financing sources that are affiliates of certain current and former stockholders. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically and several have subscribed to some of our other products and services. Under the agreements to receive credit application data and transmit credit decisions electronically, the automotive financing source affiliates of our stockholders have “most favored nation” status, granting each of them the right to no less favorable pricing terms for certain of our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of the automotive financing source affiliates of these stockholders also restrict our ability to terminate such agreements.
     The total accounts receivable from these related parties as of September 30, 2006 and December 31, 2005 was $5.4 million and $4.5 million, respectively. The total net revenue from these related parties for the three and nine months ended September 30, 2006 was $11.9 million and $30.7 million, respectively, and $7.5 million and $20.0 million for the three and nine months ended September 30, 2005, respectively.
Service Agreements with Related Parties — Other Service and Information Providers
     During 2003, we entered into an agreement with a former stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product with this related party, subject to certain minimums. The total amount of expenses for the three and nine months ended September 30, 2006 was zero and $1.7 million, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2005, respectively.
The total amount of accrued expenses to this related party as of September 30, 2006 and December 31, 2005 was zero and $0.9 million, respectively.
     We have entered into several agreements with stockholders, or their affiliates, that are service providers for automotive dealers. Automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through these related parties. We earn revenue, subject to certain maximums where applicable, from these related parties for each credit report or customer lead that is accessed using our web-based service; one of these related parties has also subscribed to our data services products. The total amount of net revenue from these related parties for the three and nine months ended September 30, 2006 was $0.6 million and $2.1 million, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2005, respectively. The total amount of accounts receivable for these related parties as of September 30, 2006 and December 31, 2005 was $0.5 million and $0.9 million, respectively.
5. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2006	2005
Computer equipment	3	$12,115	$9,584
Office equipment	5	1,895	1,607
Furniture and fixtures	5	1,860	1,427
Leasehold improvements	5-7	682	460
		16,552	13,078

Less: Accumulated depreciation and amortization		(10,222)	(8,193)

Total property and equipment, net		$6,330	$4,885
6. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents and non-compete agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. As of September 30, 2006 and December 31, 2005, the gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$12,168	$(7,659)	$22,150	$(15,160)	1-3
Database	15,900	(5,968)	15,900	(3,873)	3-6
Trade names	10,500	(3,162)	10,500	(2,365)	5-10
Patents/technology	14,571	(7,394)	15,591	(5,202)	2-5
Non-compete agreement	2,916	(1,519)	2,749	(1,139)	2-5
Global Fax acquired intangibles (preliminary allocation)(1)	11,459	(1,590)	—	—	3
DealerWare acquired intangibles (preliminary allocation)(1)	2,572	(143)	—	—	3
Other	900	(636)	900	(501)	5

Total	$70,986	$(28,071)	$67,790	$(28,240)

(1)	We are completing a fair value assessment for both Global Fax and DealerWare (expected to be completed by December 31, 2006) of the acquired intangible assets, including asset classification and useful life. For purposes of the results for the three and nine months ended September 30, 2006, the acquired intangible assets for Global Fax and DealerWare were amortized over three years. We utilized a useful life of three years, as it is expected that the asset classifications will be consistent with our current intangible assets. The final allocations may be materially different from the preliminary allocations and a potion of the current acquired intangibles could be reclassified to goodwill and the current acquired goodwill could be reclassified to intangibles.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the September 30, 2006 book value, to be $17.0 million in 2007, $10.2 million in 2008, $4.8 million in 2009, $2.6 million in 2010, $1.4 million in 2011 and thereafter $2.4 million.

7. Goodwill
The change in carrying amount of goodwill for the nine months ended September 30, 2006 is as follows (in thousands):

Balance as of January 1, 2006	$34,200
Acquisition of DealerWare (preliminary allocation)	2,570
Acquisition of Global Fax (preliminary allocation)	11,451
Acquisition of DealerWire	3,734
Recognition of acquired tax benefits to dealerAccess	(746)
Go Big purchase price adjustment (recording of contingent consideration)	462
Other	71

Balance as of September 30, 2006	$51,742

8. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	September 30,	December 31,
	2006	2005
Professional fees	$917	$2,528
Software licenses	1,313	—
Customer deposits	2,708	2,820
Revenue share	2,455	815
Servicing costs	190	416
Rent abandonment	241	258
Other	2,876	1,837

Total other accrued liabilities	$10,700	$8,674

9. Stock Option and Deferred Compensation Plans
2001 Stock Option Plan
     Options granted under the 2001 Stock Option Plan were all non-qualified stock options. Effective May 26, 2005, no options are available for future grant under the 2001 Stock Option Plan.
2005 Incentive Award Plan
     In May 2005, our board of directors adopted, and our stockholders approved, our 2005 Incentive Award Plan. 3,100,000 shares of common stock are reserved for issuance under the 2005 Incentive Award Plan, as well as 79,800 shares of common stock that were previously available for grant under the 2001 Stock Option Plan, and any shares underlying any existing grants under our 2001 Stock Option Plan that are forfeited. The maximum number of shares that may be subject to awards granted under the 2005 Incentive Award Plan to any individual in any fiscal year is 750,000. As of September 30, 2006, 600,392 shares were available for future issuance.
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
     The following table summarizes the activity under our stock option plans:

	Number of	Weighted-
	Shares	Average
	Outstanding	Exercise Price
Balance as of January 1, 2006	3,551,369	$6.2217
Options granted	812,200	21.1979
Options exercised	(239,419)	5.1208
Options cancelled	(111,354)	14.9013

Balance as of September 30, 2006	4,012,796	$9.0777

     The number of options exercisable as of September 30, 2006 and December 31, 2005 was 2,129,021 and 1,441,675, respectively.
     The intrinsic value of the stock options exercised during the nine months ended September 30, 2006 was approximately $4.0 million based upon an average stock price of $21.9098.
     The following table summarizes information concerning currently outstanding and exercisable options by seven ranges of exercise prices as of September 30, 2006:

		Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average		Aggregate
Range of	Number of	Remaining	Average	Intrinsic		Remaining	Weighted-	Intrinsic
Exercise	Shares	Contractual	Exercise	Value	Number	Contractual	Average	Value
Price	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Exercise Price	(’000)
$2.80 - $4.56	2,167,182	5.9863	$2.8516	$41,303	1,693,606	5.9863	$2.8660	$32,253
$4.57 - $6.84	2,812	4.6817	6.0000	45	2,812	4.6817	6.0000	45
$6.85 - $9.13	106,447	8.4457	8.9912	1,375	43,830	8.4457	8.9786	567
$11.41 - $13.69	873,381	8.2209	12.9200	7,852	349,695	8.2209	12.9200	3,144
$15.97 - $18.25	65,268	8.8035	17.0800	315	17,572	8.8035	17.0800	85
$18.26 - $20.53	53,300	9.5810	19.3008	139	—	9.5810	—	—
$20.54 - $22.82	744,406	9.0656	21.2862	464	21,506	9.0656	20.6800	26

	4,012,796	7.2018	$9.0777	$51,493	2,129,021	6.4566	$4.9446	$36,120

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our average stock price of $21.9098, for the nine months ended September 30, 2006.
     We have granted restricted common stock to certain employees and directors under the 2005 Incentive Award Plan. The awards are subject to an annual cliff vest of three and four years from the date of grant.
     A summary of the status of the non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

	Restricted Common Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at January 1, 2006	125,925	$17.5094
Awards granted	741,200	19.4341
Awards vested	(57,750)	17.6195
Awards canceled/expired/forfeited	(12,450)	19.6141

Non-vested at September 30, 2006	796,925	$19.2586

     As of September 30, 2006, there was $11.5 million and $11.3 million of deferred stock-based compensation expense related to stock option and restricted common stock awards, respectively. The deferred stock-based compensation expense related to stock options is expected to be recognized on a straight line basis over an estimated period of four years. Of the $11.3 million of deferred stock-based compensation expense related to restricted common stock awards, $4.0 million is expected to be recognized on a straight-line basis over an estimated period of three to four years. The remaining $7.3 million of deferred restricted common stock-based compensation relates to the long-term incentive equity awards. Refer to the section “Long-Term Incentive Equity Awards”, in this footnote, for expense recognition information.
Employee Stock Purchase Plan
     In May 2005, our board of directors adopted, and our stockholders approved, an Employee Stock Purchase Plan (ESPP). The ESPP became effective on December 14, 2005, upon the filing of a registration statement on Form S-8. The total number of shares of common stock reserved under the ESPP is 1,500,000 and the total number of shares available for future issuance as of September 30, 2006 under the ESPP is 1,468,002. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of September 30, 2006, 31,998 shares of common stock were issued under the ESPP.

Employees’ Deferred Compensation Plan
     In May 2005, our board of directors adopted our Employees’ Deferred Compensation Plan. The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management or highly compensated employees to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of the Company and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Employees’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of September 30, 2006, no deferred stock units were issued under the Employees’ Deferred Compensation Plan. As of September 30, 2006, there are 150,000 shares of common stock reserved and available for distribution under the Employees’ Deferred Compensation Plan.
Directors’ Deferred Compensation Plan
     In May 2005, our board of directors adopted our Directors’ Deferred Compensation Plan. The Directors’ Deferred Compensation Plan is a non-qualified retirement plan. The Directors’ Deferred Compensation Plan allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of the Company and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Directors’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of September 30, 2006, 12,865 deferred stock units were recorded under a memo account and 75,000 shares of common stock are reserved and available for distribution under the Directors’ Deferred Compensation Plan.
Long-Term Incentive Equity Awards
     On August 2, 2006, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares of restricted common stock to certain executive officers and other employees. Each individuals award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA or market-based target is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.
     In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value expense of the EBITDA Performance Award and Market Value Award is $5.4 million (prior to estimated forfeitures) and $2.1 million, respectively. The expense recognition for the EBITDA Performance Award is taken when management believes with 100% certainty that the performance target will be achieved. As we are not 100% certain that the performance targets will be achieved, no expense has been recorded in regard to the EBITDA Performance Award as of September 30, 2006. We will re-evaluate this condition at each balance sheet date. The total value of the Market Value Award is expensed on a straight-line basis over the 42 month service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied.
     The fair value of the EBITDA Performance Award for the three and nine months ended September 30, 2006 has been estimated on the date of grant using a Black-Scholes valuation pricing model with the following weighted-average assumptions:

Expected volatility	40%
Expected dividend yield	0%
Expected life (in years)	3.41
Risk-free interest rate	4.99%
Weighted average fair value of EBITDA Performance Award	$18.95
     The number of restricted common stock awards that management expects to be earned for the Market Value Award for the three and nine months ended September 30, 2006 has been estimated on the date of grant using a binomial lattice-based valuation pricing model with the following weighted-average assumptions:

Expected volatility	40%
Expected dividend yield	0%
Expected life (in years)	1.41-3.41
Risk-free interest rate	4.83%-4.99%
Stock price of Market Value Award	$18.95
10. Commitments and Contingencies
Executive Severance Commitment
     During the third quarter of 2006, we recorded a charge of approximately $5.0 million in non-cash stock-based compensation and approximately $0.8 million in cash compensation expense related to the departure of an executive officer. The $5.0 million in non-cash stock-based compensation expense was primarily due to the May 26, 2005 modification of the executive officers original equity award terms (dated September 8, 2003), that would take effect upon termination without cause. Of the $0.8 million in cash compensation, $0.2 million is payable on March 1, 2007 and the remaining portion of $0.6 million will be paid in equal installments over the succeeding eighteen months.
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

Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay cash severance of approximately $6.5 million as of September 30, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of two patents owned by us that relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The defendants have made certain counterclaims in their answer. We believe these counterclaims to be without merit. We intend to pursue our claims and defend any counter claims vigorously.
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber, and Finance Express in the United States District Court for the Central District of California, Civil Action No. 06-06864 DSF (PLAx). The complaint seeks declaratory and injunctive relief, as well as damages against the defendants for joint and individual infringement of the same two patents that are the subject of the two afore-mentioned suits against Huber and Finance Express in the Central District of California, and RouteOne LLC in the Eastern District of New York. We intend to pursue our claims vigorously.
11. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have one reportable segment under SFAS No. 131. The chief operating decision maker reviews revenue results at a product level and all expenses at a consolidated level. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Based on the nature and class of customer, as well as the similar economic characteristics, our product lines have been aggregated for disclosure purposes. We earn substantially all of our revenue in the United States. Revenue earned outside of the United States is less than 10% of our total net revenue.

     Supplemental disclosure of revenue is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Transaction services revenue	$30,837	$23,171	$83,675	$61,858
Subscription services revenue	13,878	9,535	38,500	21,648
Other	1,549	1,674	5,438	3,338

Total net revenue	$46,264	$34,380	$127,613	$86,844

12. Credit Facilities
     We have a $25.0 million revolving credit facility available to us at an interest rate of LIBOR plus 150 basis points or prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of September 30, 2006 and December 31, 2005, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
13. Subsequent Event
     On October 12, 2006, we completed the public offering of 11,500,000 shares of our common stock at a price of $23.76 per share. In this offering, we sold 2,750,000 shares of our common stock and certain of our stockholders sold 8,750,000 shares of our common stock, including 1,500,000 shares of our common stock sold by the selling stockholders in connection with the full exercise of the underwriters’ over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. The net proceeds to us from the sale of shares of our common stock in this offering was $62.3 million.
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
Overview
     DealerTrack Holding, Inc. is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which as of September 30, 2006, consisted of over 22,000 automotive dealers, including over 89% of all franchised dealers; over 250 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our automotive dealer customers to compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., dealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc. and webalg, inc.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
EBITDA and Other Business Statistics:
EBITDA(1)	$9,322	$10,395	$33,496	$24,800
Capital expenditures, software and website development costs	$1,837	$2,048	$9,159	$6,947
Active dealers in our network as of end of the period(2)	22,276	21,071	22,276	21,071
Active financing sources in our network as of end of period(3)	268	167	268	167

(1) EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by equity research analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our Company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.
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

The following table sets forth the reconciliation of net income to EBITDA, a non-GAAP financial measure. Net income is our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$5,566	$649	$13,657	$3,786
Interest income	(934)	(20)	(2,681)	(106)
Interest expense	65	633	206	1,006
(Benefit) Provision for income taxes, net	(2,294)	488	3,157	2,856
Depreciation of property and equipment and amortization of capitalized software and website costs	2,404	1,063	6,230	2,977
Amortization of acquired identifiable intangibles	4,515	7,582	12,927	14,281

EBITDA	$9,322	$10,395	$33,496	$24,800

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating transaction in our network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in our network.
Revenue
     Transaction Services Revenue. Transaction services revenue primarily consists of revenue earned from our financing source customers for each credit application that dealers submitted to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting solution or processed by our digital contract processing solutions, as well as for any portfolio residual analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers.
     Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or licensed-based products and services. Some of these subscription services enable dealer customers to compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides and allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
     The purchase accounting for our DealerWare acquisition is not final as of September 30, 2006. We are in the process of finalizing the fair value assessment for the acquired identifiable assets. As of September 30, 2006, we allocated $2.6 million to both identifiable intangible assets and goodwill utilizing an estimated useful life for the identifiable intangibles of three years. The amortization expense for the DealerWare acquired intangible assets is being recorded to cost of revenue. The final allocation may be materially different from the preliminary allocation. For every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense, will increase approximately $43,000 per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average three year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $0.4 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average three year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $0.2 million per annum.
     The purchase accounting for our Global Fax acquisition is not final as of September 30, 2006. We are in the process of finalizing the fair value assessment for the acquired identifiable assets. As of September 30, 2006, we allocated $11.5 million to both identifiable intangible assets and goodwill utilizing an estimated useful life for the identifiable intangibles of three years. The amortization expense for the Global Fax acquired intangible assets is being recorded to cost of revenue. The final allocation may be materially different from the preliminary allocation. For every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense, will increase approximately $0.2 million per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average three year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $1.9 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average three year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $1.0 million per annum.
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
     On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare LLC for a purchase price of $5.2 million in cash (including estimated direct acquisition costs of approximately $0.2 million). DealerWare is a provider of aftermarket menu-selling and other dealership software.
     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax, L.L.C. for a purchase price of $24.6 million (including estimated direct acquisition costs of approximately $0.3 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $2.4 million of additional cash consideration to be paid based on revenue derived by us for the sale of certain Global Fax services through the end of 2006. Global Fax provides outsourced document scanning, storage, data entry and retrieval services for automotive financing customers.
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
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities. A summary of our significant accounting policies is more fully described in Note 2 in the section entitled “Financial Statements” in Part 1, Item 1. of this Quarterly Report on Form 10-Q.
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Other than what has been disclosed herein, management believes there have been no other material changes during the nine months ended September 30, 2006 to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 30, 2006.
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
     In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards , that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We may take up to the later of one year from the effective date of the FSP or the adoption of SFAS No. 123(R) to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.
     On August 2, 2006, the compensation committee of our board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares of restricted common stock to certain executive officers and other employees. The awards are allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA or market based target is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.
     In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value expense of the EBITDA Performance Award and Market Value Award is $5.4 million (prior to estimated forfeitures) and $2.1 million, respectively. The expense recognition for the EBITDA Performance Award is taken when management believes with 100% certainty that the performance target will be achieved. As we are not 100% certain that the performance targets will be achieved, no expense has been recorded in regard to the EBITDA Performance Award as of September 30, 2006. We will re-evaluate this condition at each balance sheet date. The total value of the Market Value Award is expensed on a straight-line basis over the 42 month service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied.
Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(% of net revenue)		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue(1)	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue(1)	41.3	48.7	40.4	42.5
Product development	4.8	4.3	5.3	4.1
Selling, general and administrative	48.7	41.9	43.1	44.7

Total operating costs and expenses	94.8	94.9	88.8	91.3

Income from operations	5.2	5.1	11.2	8.7
Interest income	2.0	0.0	2.1	0.1
Interest expense	(0.1)	(1.8)	(0.1)	(1.2)

Income before provision for income taxes	7.1	3.3	13.2	7.6
Benefit (provision) for income taxes, net	4.9	(1.4)	(2.5)	(3.3)

Net income	12.0%	1.9%	10.7%	4.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(% of net revenue)		(% of net revenue)
(1) Related party revenue	27.0%	23.6%	25.7%	24.8%
Related party cost of revenue	0.1%	2.5%	1.4%	2.9%
Three Months Ended September 30, 2006 and 2005
Revenue
     Total net revenue increased $11.9 million, or 35%, to $46.3 million for the three months ended September 30, 2006 from $34.4 million for the three months ended September 30, 2005.
     Transaction Services Revenue. Transaction services revenue increased $7.7 million, or 33%, to $30.8 million for the three months ended September 30, 2006 from $23.2 million for the three months ended September 30, 2005. The increase in transaction services revenue was primarily the result of increased volume of transactions processed through our network and $2.3 million in transaction revenue from the Global Fax acquisition, which we completed in the quarter ended June 30, 2006. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 268 as of September 30, 2006 from 167 as of September 30, 2005; the increase in automobile dealers active in our network to 22,276 as of September 30, 2006 from 21,071 as of September 30, 2005; an increase in volume from existing customers; and the addition of other transaction services products.
     Subscription Services Revenue. Subscription services revenue increased $4.3 million, or 46%, to $13.9 million for the three months ended September 30, 2006 from $9.5 million for the three months ended September 30, 2005. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract to 19,952 as of September 30, 2006 compared to 12,928 as of September 30, 2005. The overall $4.3 million increase in subscription services revenue was the result of an increase of $3.9 million in sales of existing subscription products and services to customers and $0.4 in million from businesses acquired in 2006.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $2.4 million, or 14%, to $19.1 million for the three months ended September 30, 2006 from $16.7 million for the three months ended September 30, 2005. The $2.4 million increase was primarily the result of increased compensation and related benefit costs of $1.6 million due to headcount additions, $0.9 million cost of revenue from our acquisition of Global Fax during the quarter ended June, 30 2006, increased technology costs of $0.5 million, increased marketing promotions of $0.4 million and increased revenue share of $0.3 million. These increases are offset by a decrease in amortization and depreciation charges of $1.8 million, which resulted from our completed fair value assessment of the acquired identifiable intangibles and goodwill of our ALG, NAT, Chrome and Go Big acquisitions, which assessment was completed during the quarter ended December 31, 2005. The final determination of these 2005 acquisitions resulted in amounts that were previously classified as identifiable intangibles subsequently reclassified to goodwill during the quarter ended December 31, 2005. In addition, to the change in ALG, NAT, Chrome and Go Big, acquired identified intangibles the acquired intangible assets relating to our Credit Online acquisition was fully amortized during 2006. These decreases in amortization expense were partially offset by the amortization of the DealerWare, Global Fax and DealerWire acquisitions from 2006.
     Product Development Expenses. Product development expenses increased $0.7 million, or 48%, to $2.2 million for the three months ended September 30, 2006 from $1.5 million for the three months ended September 30, 2005. The $0.7 million increase was primarily the result of increased compensation and related benefit costs of $0.7 million due to headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.1 million, or 56%, to $22.5 million for the three months ended September 30, 2006 from $14.4 million for the three months ended September 30, 2005. The $8.1 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $7.7 million due to $5.0 million in non-cash stock-based compensation and $0.8 million in cash compensation expense related to the departure of an executive officer, headcount additions, salary increases and the adoption of SFAS 123(R), and $0.6 million in additional expenses associated with being a public company (primarily includes D&O insurance expense, SEC filing fees, NASDAQ fees, board of director fees, printing fees and annual meeting expenses). These increases are offset by a $0.6 million decrease in professional fees.
Interest Income
     Interest income increased $0.9 million to $0.9 million for the three months ended September 30, 2006 from $20,000 for the three months ended September 30, 2005. The $0.9 million increase in interest income is primarily related to the interest income earned on the initial public offering proceeds raised in December 2005.
Benefit (Provision) for Income Taxes
     The benefit for income taxes for the three months ended September 30, 2006 of $2.3 million consisted primarily of $0.5 million of federal tax expense and $0.7 million of state and local income tax expense, offset by $3.5 million of net tax benefit for our Canadian subsidiary. The $3.5 million net tax benefit relating to our Canadian subsidiary consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million. The reversal of our Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that our Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of September 30, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. The provision for income taxes for the three months ended September 30, 2005 of $0.5 million consisted primarily of $0.4 million of federal and $0.1 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Nine Months Ended September 30, 2006 and 2005
Revenue
     Total net revenue increased $40.8 million, or 47%, to $127.6 million for the nine months ended September 30, 2006 from $86.8 million for the nine months ended September 30, 2005.
     Transaction Services Revenue. Transaction services revenue increased $21.8 million, or 35%, to $83.7 million for the nine months ended September 30, 2006 from $61.9 million for the nine months ended September 30, 2005. The increase in transaction services revenue was primarily the result of increased volume of transactions processed through our network and $3.6 million in transaction revenue from the acquisition of Global Fax during the quarter ended June 30, 2006. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 268 as of September 30, 2006 from 167 as of September 30, 2005, the increase in automobile dealers active in our network to 22,276 as of September 30, 2006 from 21,071 as of September 30, 2005, an increase in volume from existing customers, and the addition of other transaction services products
     Subscription Services Revenue. Subscription services revenue increased $16.9 million, or 78%, to $38.5 million for the nine months ended September 30, 2006 from $21.6 million for the nine months ended September 30, 2005. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract to 19,952 as of September 30, 2006 compared to 12,928 as of September 30, 2005. The overall $16.9 million increase in subscription services revenue was the result of an increase of $11.8 million in sales of existing subscription products and services to customers and $5.1 million from our businesses acquired in 2006.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $14.6 million, or 40%, to $51.5 million for the nine months ended September 30, 2006 from $36.9 million for the nine months ended September 30, 2005. The $14.6 million increase was primarily the result of increased amortization and depreciation charges of $2.0 million, which resulted, partly from 2006 acquisition related amortization expense from acquired intangibles, increased compensation and related benefit costs of $6.0 million due to headcount additions, increased revenue share of $1.7 million, increased technology cost of $1.7 million and $1.3 million cost of revenue from our second quarter 2006 acquisition of Global Fax.
     Product Development Expenses. Product development expenses increased $3.2 million, or 89%, to $6.8 million for the nine months ended September 30, 2006 from $3.6 million for the nine months ended September 30, 2005. The $3.2 million increase was primarily the result of increased compensation and related benefit costs of $3.0 million due to overall headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.2 million, or 42%, to $55.0 million for the nine months ended September 30, 2006 from $38.8 million for the nine months ended September 30, 2005. The $16.2 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $14.2 million due to $5.0 million in non-cash stock-based compensation and $0.8 million in cash compensation expense related to the departure of an executive officer, headcount additions, salary increases and the adoption of SFAS 123(R), $2.1 million in additional expenses associated with being a public company (primarily includes D&O insurance expense, SEC filing fees, NASDAQ fees, board of director fees, printing fees and annual meeting expenses), and $1.1 million related to marketing and travel expenses. These increases are offset by a $0.8 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisitions, a $0.7 million decrease in professional fees and a $0.7 million decrease in recruiting and relocation expense.
Interest Income
     Interest income increased $2.6 million to $2.7 million for the nine months ended September 30, 2006 from $0.1 million for the nine months ended September 30, 2005. The $2.6 million increase in interest income is primarily related to the interest income earned on the initial public offering proceeds raised in December 2005.
Provision for Income Taxes
     The provision for income taxes for the nine months ended September 30, 2006 of $3.2 million consisted primarily of $4.6 million of federal income tax expense, $1.5 million of state and local income tax expense, offset by a $2.9 million net tax benefit relating to our Canadian subsidiary. The $4.6 million in federal tax expense includes $0.2 million of additional tax expense that relates to prior periods. The $2.9 million net tax benefit relating to our Canadian subsidiary consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million offset by $0.8 million of current tax expense. The reversal of our Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that our Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of September 30, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. The provision for income taxes for the nine months ended September 30, 2005 of $2.9 million consisted primarily of $2.3 million of federal and $0.6 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the nine months ended September 30, 2006 were $9.2 million, of which $5.4 was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur debt or seek additional equity financing. As of September 30, 2006, we had no amounts outstanding under our available $25.0 million revolving credit facility.
      On October 12, 2006, we completed the public offering of 11,500,000 shares of our common stock at a price of $23.76 per share. In this offering, we sold 2,750,000 shares of our common stock and certain of our stockholders sold 8,750,000 shares of our common stock, including 1,500,000 shares of our common stock sold by the selling stockholders in connection with the full exercise of the underwriters’ over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. The net proceeds to us from the sale of shares of our common stock in this offering was $62.3 million.

     As of September 30, 2006, we had $90.7 million of cash, cash equivalents and short-term investments and $95.2 million in working capital, as compared to $103.3 million of cash and cash equivalents and $101.6 million in working capital as of December 31, 2005.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$27,786	$18,829
Net cash used in investing activities	(103,601)	(70,392)
Net cash provided by financing activities	$2,444	$43,283
Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2006 was attributable to net income of $13.7 million, which includes depreciation and amortization of $19.2 million, amortization of stock-based compensation of $9.1 million (which includes SFAS 123(R) stock-based compensation of $2.4 million), and an increase to the provision for doubtful accounts and sales credits of $3.6 million, offset by a deferred tax benefit of $7.3 million and a decrease in accounts receivable of $5.4 million and a decrease in accounts payable (including related party) and accrued expenses of $1.0 million. Net cash provided by operating activities for the nine months ended September 30, 2005 was primarily attributable to net income of $3.8 million, an increase in operating assets of $11.4 million offset by depreciation and amortization of $17.3 million, stock-based compensation expense of $1.3 million, an increase in deferred tax benefit of $0.8 million, an increase in the provision for doubtful accounts and sales credits of $0.9 million and an increase in accounts payable, accrued expenses and deferred revenue of $6.0 million.
Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2006 was attributable to capital expenditures of $2.6 million, an increase in capitalized software and website development costs of $2.8 million, payments for net assets acquired of $37.5 million and the net purchase of short-term investments of $60.8 million. Net cash used in investing activities for the nine months ended September 30, 2005 was attributable to capital expenditures of $2.8 million, an increase in capitalized software and website development costs of $4.1 million and payments for acquired assets of $64.1 million, these amounts are offset by funds released from escrow of $0.6 million.
Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2006 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $1.2 million, net proceeds from employee stock purchases under the ESPP of $0.6 million and stock-based compensation windfall tax benefit of $1.5 million, offset by principal payments on note payable and capital lease obligations of $0.7 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was attributable to the receipt of proceeds from the exercise of employee stock options of $1.4 million, the net proceeds from bank indebtedness of $48.3 million, offset by the repayment of bank indebtedness of $5.0 million, deferred financing costs in connection with our initial public offering of $1.1 million and principal payments on capital lease obligations of $0.3 million.
Contractual Obligations
     As of September 30, 2006, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Industry Trends
      Our business is impacted by the volume of new and used automobiles financed or leased by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network. In addition, the volume of transactions in our network is generally greater on Saturdays and Mondays and, in particular, most holiday weekends. We expect that our operating results in the foreseeable future may be significantly affected by these and other industry and promotional trends in the indirect automotive finance market.

Effects of Inflation
     Our monetary assets, consisting primarily of cash, cash equivalents, short-term investments and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of the products and services we offer.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS No. 157 may have on our financial condition or results of operations.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, assuming the adjustments are not material. Any adjustments that are considered material would be corrected using the guidance in SFAS No. 154, Accounting Changes & Accounting Errors. SAB 108 is effective for the annual period ending after November 15, 2006. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this SAB will not have a material impact on our consolidated financial condition or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48.
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
Interest Rate Exposure
     As of September 30, 2006, we had cash and cash equivalents of $30.0 million invested in highly liquid money market instruments. In addition, as of September 30, 2006, we had short-term investments of $60.8 million invested in tax-exempt and tax-advantaged securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2006, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or prime plus 0.5%.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, the following describes legal proceedings, if any, that became reportable during the quarter ended September 30, 2006, and amends and restates descriptions of legal proceedings previously reported in the section entitled “Legal Proceedings” in Part I, Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of two patents owned by us that relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The defendants have made certain counterclaims in their answer. We believe these counter claims to be without merit. We intend to pursue our claims and defend any counter claims vigorously.
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber, and Finance Express in the United States District Court for the Central District of California, Civil Action No. 06-06864 DSF (PLAx). The complaint seeks declaratory and injunctive relief, as well as damages against the defendants for joint and individual infringement of the same two patents that are the subject of the two aforementioned suits against Huber and Finance Express in the Central District of California, and RouteOne LLC in the Eastern District of New York. We intend to pursue our claims vigorously.
Item 1A. Risk Factors
      In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations.
Item 6. Exhibits

Exhibit
Number	Description of Document

10.1	Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Automotive Lease Guide (alg), Inc., DJR US, Inc., DJR Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark F. O’Neil, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certifications, executed by Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date November 13, 2006	/s/ Robert J. Cox III
Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1	Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Automotive Lease Guide (alg), Inc., DJR US, Inc., DJR Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Mark F. O’Neil, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certifications, executed by Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer