Form 10-K
period 2006-12-31
DealerTrack Holdings, Inc.
filed 2007-03-16
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51653

DEALERTRACK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)\

Delaware (State or other jurisdiction of incorporation or organization)	52-2336218 (I.R.S. Employer Identification Number)

1111 Marcus Ave., Suite M04
Lake Success, NY 11042
(Address of principal executive offices, including zip code)

(516) 734-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Per Share (Title of each class)	The NASDAQ Stock Market, LLC (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $473 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $22.11 per share).

At March 1, 2007, 39,569,595 million shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page

Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Consolidated Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	89
Item 10.	Directors and Executive Officers of the Registrant	89
Item 11.	Executive Compensation	89

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions	90
Item 14.	Principal Accounting Fees and Services	90
Item 15.	Exhibits, Financial Statement Schedules	91
EX-23.1: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS
EX-10.16: EMPLOYMENT AGREEMENT
EX-10.17: EMPLOYMENT AGREEMENT
EX-10.28: STOCK OWNERSHIP AND RETENTION PROGRAM
EX-10.34: LETTER AGREEMENT
EX-10.35: UNFAIR COMPETITION AND NONSOLICITATION AGREEMENT
EX-10.36: AMENDMENT NO.1 TO UNFAIR COMPETITION AND NONSOLICITATION AGREEMENT
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

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

References in this Annual Report on Form 10-K to “DealerTrack,” the “Company,” “Our” or “We” are to DealerTrack Holdings, Inc., a Delaware corporation, and/or its subsidiaries.

Overview

DealerTrack is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which, as of December 31, 2006, consisted of over 22,000 automotive dealers, including over 89% of all franchised dealers; over 300 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our automotive dealer customers to compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., DealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc. and webalg, inc.

We began our principal business operations in February 2001 with the introduction of our credit application processing product. Since then, we have added a significant amount of new dealers, financing sources and other participants to the network, successfully closed over ten acquisitions and introduced several new products and services. As a result, we have increased our total addressable market by enhancing our offering of products and services, and expanding our network of relationships.

On October 12, 2006, we completed the public offering of 11,500,000 shares of our common stock at a price of $23.76 per share. In this offering, we sold 2,750,000 shares of our common stock and certain of our stockholders sold 8,750,000 shares of our common stock, including 1,500,000 shares of our common stock sold by the selling stockholders in connection with the full exercise of the underwriters’ over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. The net proceeds to us from the sale of shares of our common stock in this offering were $61.6 million, after deducting the underwriting discounts and commissions, financial advisory fees and other expenses related to the public offering.

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

Our Business

Dealers traditionally relied upon the fax and mail delivery method for processing their financing and insurance offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing or insurance. For example, legacy paper systems required the consumer to fill out a paper credit application for the financing sources to which he or she applied. The dealers then faxed the credit application to each financing source and awaited a series of return faxes. When a financing source approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the financing source via mail or overnight courier. The financing source then manually checked the contract for any errors or omissions and if the contract or ancillary documents were accurate and complete, the financing source paid the dealer for the assignment of the contract. The cumbersome nature of this process could limit the range of options available to consumers and delay the availability of financing. In addition, dealers consulting out-of-date paper program catalogues may not have been aware of all of the insurance programs and other aftermarket sales opportunities available to offer the consumer.

In an effort to address the inefficiencies in the traditional workflow processes, dealers have employed technology to manage their businesses. For example, dealers have made significant investments in dealership management system (“DMS”) software to streamline their back office functions, such as accounting, inventory, communications with manufacturers, parts and service, and have deployed customer relationship management (“CRM”) software to track consumer behavior and maintain active post-sale relationships with consumers to increase aftermarket sales and future automobile sales. However, these DMS and CRM software systems typically reside within the physical dealership and have not historically been fully integrated with each other, resulting in new inefficiencies. For example, many DMS and CRM systems require additional manual entry of consumer information and manual tracking of consumer behavior at multiple points along the retail value chain. These inefficiencies slow the sales and customer management process, as different and sometimes contradictory information is recorded on separate systems. In addition, key information about the consumer may not be provided to the salesperson on the sales floor although it may exist in one of the dealers’ systems.

In contrast to most dealer legacy systems, our web-based solutions are open and flexible. Our network improves efficiency and reduces processing time for dealers, financing sources, and other participants, and integrates the products and services of other information and service providers, such as credit reporting agencies and aftermarket providers. We primarily generate revenue on either a transaction or subscription basis, depending on the customer and the product or service provided.

Our Solutions

We believe our suite of integrated on-demand software, network and data solutions addresses many of the inefficiencies in the automotive retail value chain and delivers benefits to dealers, financing sources, aftermarket providers, and other service and information providers.

Dealers

We offer franchised and independent dealers an integrated suite of on-demand sales and finance solutions that significantly shorten financing processing times, allowing dealers to spend more time selling automobiles and aftermarket products. Our automated, web-based credit application processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each financing source to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple financing sources and obtain credit decisions quickly and efficiently.

We also offer dealers a suite of subscription products and services that complements our credit application processing product and allows them to integrate and better manage their business processes across the automotive retail industry value chain. We offer a product that provides a valuable pre-sales marketing and prospecting tool by providing a secure credit application on a dealer’s website for a consumer to enter his or her own credit information. Another product allows the dealers to compare deal configurations from multiple financing and leasing sources on a real-time basis. We also offer a product that allows dealers and consumers to complete finance contracts electronically, which a dealer can transmit to participating financing sources for funding, further streamlining the financing process and reducing transaction costs for both dealers and financing sources. Additionally, we offer products that allow dealers to consistently present to consumers the full array of insurance and other aftermarket product options they offer. Our products and services, when used together, forms an integrated sales and finance solution.

Financing Sources

Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease financing sources’ costs of originating loans or leases. We also offer a contract-processing solution, which can provide financing sources with retail automotive contracts and related documents in a digital or electronic format. We believe our solutions significantly streamline the financing process and improve the efficiency and/or profitability of each financing transactions. We electronically transmit complete credit application and contract data, reducing costs and errors and improving efficiency for both prime and non-prime financing sources. We also believe that our credit application processing product enables our financing source customers to increase credit originations. Our network is configured to enable our financing source customers to connect easily with dealers with whom they can establish new business relations. We believe that financing sources that utilize our solution experience a significant competitive advantage over financing sources that rely on the legacy paper and fax processes.

Aftermarket Providers

Our recently launched DealerTrack Aftermarket Networktm gives dealers access to real-time contract rating information and quote generation and will provide digital contracting for aftermarket products and services. The aftermarket sales and contracting process was previously executed through individual aftermarket providers’ websites or through a cumbersome paper-based process prone to frequent delays and errors. Our on-demand connection between dealers and aftermarket providers creates a faster process, improves accuracy, and eliminates duplicate data entry for both dealers and aftermarket providers. We believe this more efficient process combined with the use of our on-demand electronic menu product will make it possible for dealers to more effectively sell aftermarket products and services. We expect that all categories of aftermarket products and services will participate in the network, including vehicle recovery systems, extended service contracts, chemical coatings, and credit life and disability insurance. We also believe that aftermarket providers will be able to acquire a broader base of dealer customers through our network. As of December 31, 2006, 18 aftermarket providers have agreed to join the DealerTrack Aftermarket Network.

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

Our Growth Strategy

Our growth strategy is to leverage our position as a leading provider of on-demand software solutions to the U.S. automotive retail industry. Key elements of our growth strategy are:

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and financing source customer base through the efforts of our direct sales force. Although we currently enjoy active relationships with over 89% of all franchised dealers, approximately 7% of the 44,700 independent dealerships in the United States are active in our network. We believe that we are well positioned to increase the number of these active dealer relationships. While as of December 31, 2006 we had over 300 active financing source customers, we will focus on adding the captive financing affiliates of foreign automotive manufacturers, as well as select regional banks, financing companies and other financing sources to our network. We also intend to increase the number of other service and information providers in our network by adding, among others, insurance and other aftermarket service providers. We have signed agreements with 18 aftermarket providers, which we anticipate will result in additional integrations in our network during 2007. In addition, we expect to increase the number of lead providers who distribute their vehicle sales leads through our network to dealers. We currently have agreements with three lead providers to use the DealerTrack network as their distribution channel for delivering leads to their dealer customers.

Sell Additional Products and Services to Our Existing Customers

We believe that we are well-positioned to increase the number of products and services purchased by our existing customers. Many of our subscription-based products and services were recently introduced to our customers, and we believe there are opportunities to increase the sales of these products and services to dealers and financing sources. We believe that a significant market opportunity exists for us to sell additional products and services to the approximately 52% of our over 22,000 active dealer customers as of December 31, 2006 that utilize our credit application processing product, but have not yet purchased one or more of our subscription-based products or services. Similarly, the over 300 financing sources that utilize our credit application product as of December 31, 2006 represent a market opportunity for us to sell our electronic and digital contracting solution, which less than 10% of our financing source customers have implemented to date.

Expand Our Product and Service Offerings

We expect to expand our suite of products and services to address the evolving needs of our customers. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, financing sources and other service and information providers. As our implementation of the DealerTrack Aftermarket Network progresses throughout 2007, we expect to add a greater variety of insurance and other aftermarket products and services to be offered through our network. We also see opportunities to generate additional revenue by aggregating automotive industry information we have collected and offering reporting of the aggregated information to dealers, financing sources and other industry participants.

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

Our Products and Services

We offer a broad suite of integrated solutions for the U.S. automotive retail industry that we believe improves our customers’ operating efficiency in the pre-sales marketing and prospecting, sales, and finance and insurance stages of the automotive retail industry value chain. We typically charge for our products and services on either a transaction and/or subscription basis as indicated below. The following descriptions also include products that we have introduced since the end of 2006.

Stage	Products and Services	Subscription/Transaction

Pre-Sales Marketing and Prospecting:	• ALG Residual Value Guides	• Subscription
	• Chrome Carbook®	• Subscription
	• PC Carbook®	• Subscription
	• Carbook Fleet Edition	• Subscription
	• Lead Manager	• Transaction
	• WebsitePlustm	• Subscription

Sales:	• Credit Reports	• Transaction
	• SalesMakertm	• Subscription

Finance and Insurance

Financing:	• BookOut	• Subscription
	• ToolKittm (includes our credit application processing product)	• Transaction
	• DealWatchtm	• Subscription
	• ExactIDtm	• Transaction

Aftermarket Sales:	• DealerTrack eMenutm	• Subscription
	• DealerTrack Aftermarket Networktm	• Transaction

Contracting:	• DealTransfertm	• Subscription
	• eContracting	• Subscription and Transaction
	• eDocs	• Transaction

Data and Reporting:	• Activity Reportstm	• Subscription
	• ALG Data Services	• Subscription and Transaction
	• Chrome New Vehicle Data	• Subscription
	• Chrome VIN Search Data	• Subscription
	• InventoryPro (new in 2007)	• Subscription

We generally charge dealers a monthly subscription fee for each of our subscription products and services. We charge a transaction fee to our financing source customers for each credit application that dealers submit to them and for each financing contract executed via our electronic contracting and digital contract processing solution, as well as for any portfolio residual value analyses we perform for them. We charge a transaction fee to the dealer or credit report provider for each fee-bearing credit report accessed by dealers. We charge a transaction fee to the aftermarket provider for each aftermarket contract executed within our network. We charge a transaction fee to the lead provider for each sales lead distributed through our network to their dealer customers.

Pre-Sales Marketing and Prospecting

Chrome Carbook®, PC Carbook® and Carbook Fleet Edition — Chrome Carbook, PC Carbook and Carbook Fleet Edition provide automotive specification and pricing information. These products enable dealers, fleet managers, financial institutions and consumers to specify and price a new and used automobile online, which helps promote standardized information among these parties and facilitates the initial contact between buyer and seller. We charge our dealer customers and other industry participants subscription fees to use these products.

Lead Manager — Internet lead providers connected to DealerTrack can distribute their leads directly to dealers through the network. The growing use by dealers of the Internet for pre-sales and marketing activities has created a significant market of providers who collect, aggregate and “scrub” sales leads and distributes them to dealers. As many dealers use DealerTrack frequently throughout the day, the network provides a more immediate and efficient distribution channel for dealers to see and respond to the leads. It also enables dealers to check whether customers have submitted a credit application as part of that lead. We charge our lead provider customers transaction fees for each lead distributed through our network.

WebsitePlustm — WebsitePlus enables visitors to a dealer’s website to submit credit application data online that the dealer can then access by logging onto the DealerTrack website. This product provides dealers with valuable consumer leads. It also expedites the sales and finance process because the dealer does not need to re-enter the consumer’s credit information when the consumer enters the dealership. We charge our dealer customers subscription fees to use this product.

Sales

Credit Reports — With Credit Reports, dealers can electronically access a consumer’s credit report prepared by each of Equifax Inc., Experian Information Solutions, Inc., TransUnion LLC and/or First Advantage CREDCO. The dealer can use the consumer’s credit report to determine an appropriate automobile and financing package for that particular consumer. We charge our dealer customers or credit report provider’s transaction fees each time a fee-bearing credit report is accessed by dealers.

SalesMakertm — SalesMaker is a profit management system enabling dealers to search the hundreds of current financing source programs in our database, and, within seconds, find the financing or lease program that is best for a consumer and the most profitable for the dealership. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing their own profit. In addition, dealers can quickly pre-qualify prospective consumers and then match the best financing source program against their available inventory. We charge our dealer customers subscription fees to use this product. SalesMaker represents the integration and enhancement of our previous DeskLink and FinanceWizard products.

Finance and Insurance

ALG Residual Value Guides — ALG Residual Value Guides are the industry standard for the residual value forecasting of vehicles. New car residual values are available in a national percentage guide, as well as regional dollar guides. Financing sources and dealers use ALG Residual Value Guides as the basis to create leasing programs for new and used automotive leases. We charge our financing source customers, dealer customers and other industry participant’s subscription fees to use this product.

BookOut — With BookOut, a dealer can quickly and easily look up used automobile values by year/make/model or vehicle identification number for use in the credit application process. We currently offer separate BookOut subscriptions for data provided by Black Book, Kelley Blue Book and NADA. These products facilitate the financing process by providing dealers with reliable valuation information about the relevant automobile. We charge our dealer customers subscription fees to use these products.

ToolKittm — ToolKit facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or multiple financing sources and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous financing sources. We offer each financing source customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease and reports of current financing rates and programs. We charge our financing source customers transaction fees for credit application data that dealers transmit to them through this product.

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

DealerTrack eMenutm — DealerTrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. We charge our dealer customers subscription fees to use this product.

DealerTrack Aftermarket Networktm — The DealerTrack Aftermarket Network will provide real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network will include extended service contracts, GAP, etch, credit life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network will be fully integrated in the DealerTrack network, we expect both dealers and aftermarket providers will benefit from improved accuracy and elimination of duplicate data entry. We will charge aftermarket providers transaction fees for each aftermarket product that is transmitted by a dealer to the aftermarket provider in our network.

DealTransfertm — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our ToolKit product with just a few mouse clicks. This allows dealers to avoid reentering transaction information once the information is on any of the dealer’s systems. We charge our dealer customers subscription fees to use this product.

eContracting and eDocs — Our eContracting product allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to financing sources that participate in eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process. Our eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate financing source. Together, eDocs and eContracting enable financing sources to create a 100% digital contract workflow. We charge our dealer customers subscription fees to use the eContracting product and our participating financing source customers pay transaction fees for each electronic or digital contract that we transmit electronically to them by eContracting or eDocs.

Data and Reporting

ActivityReporttm — ActivityReport provides dealers with reports about their financing and insurance operations such as summaries of applications by type, term, amount and income, summaries of application statuses and approval ratios by financing source, credit score range or user, summaries of applications, statuses and the contract booking ratios by financing source, summaries of credit report activity by provider and score range and summaries of credit applications and credit reports by user. We charge our dealer customers subscription fees to use this product.

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

InventoryPro — With InventoryPro, a dealership can evaluate sales and inventory performance for either new or used vehicles by make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit. The InventoryPro product reviews actual vehicles on the dealership lot and provides specific recommendations for vehicles that should be added or removed to improve a dealership’s profitability and return on investment. It also enables dealers to connect with other member dealers to find your target vehicles or identify dealers interested in buying your overstock. We charge our dealer customers subscription fees to use this product.

International

Through DealerTrack’s subsidiary, DealerAccess Canada Inc., DealerTrack is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. We generally provide our Canadian customers with only our credit application and contract processing product. We believe we have the potential in the future to provide our Canadian customers with an integrated suite of products and services similar to that which we offer domestic dealers. In the year ended December 31, 2006, our Canadian operations generated less than 10% of our revenue.

On February 1, 2007, we purchased all of the outstanding shares of Curomax Corporation and subsidiaries pursuant to that certain Shares Purchase Agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.4 million (including estimated direct acquisition and restructuring costs of approximately $2.1 million). Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $1.9 million in cash to be paid out based upon the achievement of certain operational objectives over the next twenty-four months.

Technology

Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Product development expense for the years ended December 31, 2006, 2005, and 2004 was $9.2 million, $5.6 million and $2.3 million, respectively. Our technology includes the following primary components:

Web-Based Interface

Our customers access our on-demand application products and services through an easy-to-use web-based interface. Our web-based delivery method gives us control over our applications and permits us to make modifications at a single central location. We can easily add new functionality and deliver new products to our customers by centrally updating our software on a regular basis.

Partner Integration

We believe that our on-demand model is a uniquely suited method of delivering our products and services to our customers. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently. Our financing source integration and partner integration use XML encoded messages. We are a member of both Standards for Technology in Automotive Retail (“STAR”) and American Financial Services Association (“AFSA”) and are committed to supporting published standards as they evolve.

Infrastructure

Our technology infrastructure is hosted externally and consists of a production site and a disaster recovery site. We believe that the production site is fully redundant with no single point of major failure. Our customers depend on the availability and reliability of our products and services and we employ system redundancy in order to minimize system downtime.

Security

We maintain high security standards with a layered firewall environment. Our communications are secured using secure socket layer 128-bit encryption. We employ an intrusion detection system operating both externally to our website (outside the firewall), as well as internally. Our firewalls and intrusion detection system are both managed and monitored continuously by an independent security management company. We also utilize a commercial software solution to securely manage user access to all of our applications. All incoming traffic must be authenticated before it is authorized to be passed on to the application. Once a user has been authorized, access control to specific functions within the site is performed by the application. Our access control system is highly granular and includes the granting and revocation of user permissions to functions on the site.

We maintain a certification from Cybertrust Inc., a leading industry security certification body. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our website’s perimeter defenses. As a result of this process, recommendations are made and implemented. The certification program requires continual monitoring and adherence to critical security policies and practices.

Customer Development and Retention

Sales

Our sales resources are focused on four primary areas: dealers, financing sources, aftermarket providers, and other industry providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. Our dealer sales resources focus on selling our subscription-based products and services to dealers through field sales and telesales efforts, and also support the implementation subscription-based and transaction-based products for dealers. Financing source relationships are managed by a team that also focused on adding more financing sources to our network and increasing the use of our eContracting and eDocs solution. Relationships with our aftermarket providers are managed by another team that also focuses on adding more aftermarket providers to the network. Relationships with other providers (including automotive manufacturers) are managed across various areas of our company.

Training

We believe that dealership employees often require specialized training to take full advantage of our solutions. As a result, we have developed and made available extensive training for them. We believe that this training is important to enhancing the DealerTrack brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet and in person at the dealership. In training our dealers, we emphasize utilizing our network to help them increase profitability and efficiencies.

Marketing

Our marketing strategy is to establish our brand as the leading provider of automotive sales and finance solutions for dealers, financing sources, aftermarket providers and other information and service providers. Our marketing programs include a variety of advertising, online and direct marketing, events and public relations activities targeted at key executives and other decision makers within the automotive retail industry, such as:

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	using our website to offer our services and to provide product and company information;

•	cooperative marketing efforts with financing sources, aftermarket providers and other partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	hosting events to publicize our products and services to existing customers and prospects;

•	facsimile, direct mail and email campaigns;

•	advertising in automotive trade magazines and other periodicals; and

•	providing news updates through frequent press releases and publishing thought leadership in media outlets and DealerTrack publications.

Customer Service

We believe superior customer support is important to retaining and expanding our customer base. We have a comprehensive technical support program to assist our customers in maximizing the value they get from our products and services and solving any problems or issues with our service. We provide telephone support, e-mail support and online information about our products and services. Our customer service group handles general customer inquiries, such as questions about resetting passwords, how to subscribe to products and services, the status of product subscriptions and how to use our products and services, and is available to customers by telephone, e-mail or over the web. Our technical support specialists are extensively trained in the use of our products and services.

Customers

Our primary customers are dealers and financing sources. Our network of financing sources includes the largest national prime, near prime and non-prime financing sources; regional and local banks and credit unions. As of December 31, 2006, we had over 300 connected financing sources. The top 20 independent financing sources in the United States and currently nine automotive captive finance companies are among our customers. As of December 31, 2006, we had over 22,000 automotive dealers actively using our network, including over 89% of the franchised dealers in the United States. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions. Our initial agreements with our financing source customers typically run for two years, with one-year automatic extensions. No customer represented more than 10% of our revenue in the year ended December 31, 2006.

Competition

The market for sales and finance solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including CUDL and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp. and Volkswagen Credit;

•	dealer management system providers, including ADP, Inc. and The Reynolds and Reynolds Company;

•	automotive retail sales desking providers, including ADP, Inc. and Market Scan Information Systems, Inc.;

•	vehicle configuration providers, including Autodata Solutions Company, R.L. Polk & Co. and JATO Dynamics, Inc.;

•	providers of services related to aftermarket products, including JM&A Group and the StoneEagle Group; and

•	providers of inventory analytic tools, such as American Auto Exchange, First Look, LLC and Manheim Auctions, Inc.

DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. In particular, RouteOne, a joint venture formed and controlled by Chrysler Financial Corporation, Ford Motor Credit Corporation, General Motors Acceptance Corporation and Toyota Financial Services, has relationships with these and other affiliated captive financing sources that are not part of our network. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of product development and customer support.

Government Regulation

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulation. Our customers, such as banks, finance companies, savings associations, credit unions and other financing sources, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Truth in Lending Act, the Gramm-Leach-Bliley Act (the “GLB Act”), the Federal Reserve’s Board’s Regulation P, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (“FTC”) Privacy Rule, Safeguards Rule, and Consumer Report Information Disposal Rule, the Equal Credit Opportunity Act, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act (“FCRA”) and other state and local laws and regulations. In addition, entities such as the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the National Credit Union Administration and the FTC have the authority to promulgate rules and regulations that may impact our customers, which could place additional demands on us.

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

Consumer Privacy and Data Security Laws

Consumer privacy and data security laws on the federal and state levels govern the privacy of consumer information generally and may apply to our business in our capacity as a service provider for regulated financial institutions and automotive dealers that are subject to the GLB Act and applicable regulations, including FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule.

These laws and regulations restrict our customers’ ability to share nonpublic personal consumer information with non-affiliated companies, as well as with affiliates under certain circumstances. They also require certain standards for information security plans and operations, including standards for consumer information protection and disposal, and notices to consumers in the event of certain security breaches. If we, a financing source, an aftermarket provider or a dealer disclose consumer information provided through our network in violation of these laws, regulations or applicable privacy policies, we may be subject to claims from such consumers or enforcement actions by state or federal regulatory authorities.

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

State Laws and Regulations

The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, certain states permit consumers to “freeze” their credit bureau files under certain circumstances. Our automotive dealer customers remain subject to the laws of their respective states in such matters as consumer protection and unfair and deceptive trade practices.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by most states. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consents to electronic contracting are obtained. The Revised Uniform Commercial Code Section 9-105 (“UCC 9-105”) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our eContracting product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our financing source customers, such as the SEC’s Regulation AB relating to servicers of assets backed securities, may also result in our incurring additional expenses to facilitate financing source compliance.

Internet Regulation

We are subject to federal, state and local laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy, restrictions on email and wireless device communications, data security requirements, taxation, access charges and so-called “net neutrality”, liability for third-party activities such as unauthorized database access, and jurisdiction. Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

Intellectual Property

Our success depends, in large part, on our intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

We have been issued a number of utility patents in the United States and have patent applications pending in the United States, Canada and Europe, including patents that relate to a system and method for credit application processing and routing. We have both registered and unregistered copyrights on aspects of our technology. We have a U.S. federal registration for the mark “DealerTrack.” We also have U.S. federal registrations and pending registrations for several additional marks we use and claim common law rights in other marks we use. We also have filed some of these marks in foreign jurisdictions. The duration of our various trademark registrations varies by mark and jurisdiction of registration. In addition, we rely, in some circumstances, on trade secrets law to protect our technology, in part by requiring confidentiality agreements from our vendors, corporate partners, employees, consultants, advisors and others.

Industry Trends

The volume of new and used automobiles financed or leased by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. Our business may be affected by these and other seasonal and promotional trends in the indirect automotive finance market.

Employees

As of December 31, 2006, we had a total of 670 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

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

Our network of financing sources does not include the captive financing sources affiliated with DaimlerChrysler AG, Ford Motor Company, General Motors Corporation or Toyota Motor Corporation, which have formed RouteOne to operate as a direct competitor of ours to serve their respective franchised dealers. RouteOne has the ability to offer its dealers access to captive or other financing sources that are not in our network. RouteOne was launched in November 2003, and officially re-launched in July 2004. A significant number of independent financing sources, including some of the independent financing sources in our network, are participating on the RouteOne credit application processing and routing portal. If RouteOne increases the number of independent financing sources on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish. RouteOne has repeatedly approached each of our largest financing source customers seeking to have them join the RouteOne credit application processing and routing portal. Some of our financing source customers have engaged, are engaged and/or may in the future engage, in discussions with RouteOne regarding their participation on the RouteOne credit application processing and routing portal or may already have agreed to participate, or be participating, on this portal.

Some vendors of software products used by automotive dealers, including certain of our competitors, are designing their software and using financial incentives to make it more difficult for our customers to use our products and services.

Currently, some software vendors, including some of our competitors, have designed their software systems in order to make it difficult to integrate with third-party products and services such as ours and others have announced their intention to do so. Some software vendors also use financial or other incentives to encourage their customers to purchase such vendors’ products and services. These obstacles could make it more difficult for us to compete with these vendors and could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have agreements in place with various third-party software providers to facilitate integration between their software and our network, and we cannot assure you that each of these agreements will remain in place or that during the terms of these agreements these third parties will not increase the cost or level of difficulty in maintaining integration with their software. Additionally, we integrate certain of our products and services with other third parties’ software programs. These third parties may design or utilize their software in a manner that makes it more difficult for us to continue to integrate our products and services in the same manner, or at all. These developments could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our systems and network may be subject to security breaches, interruptions, failures and/or other errors or may be harmed by other events beyond our control.

Our systems may be subject to security breaches.

Our success depends on the confidence of dealers, financing sources, the major credit reporting agencies and our other network participants in our ability to transmit confidential information securely over the Internet and operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information, over the Internet. Moreover, even if our security measures are adequate, concerns over the security of transactions conducted on the Internet and commercial online services, which may be heightened by any well-publicized compromise of security, may deter customers from using our products and services. If our security measures are breached and unauthorized access is obtained to confidential information, our network may be perceived as not being secure and financing sources or dealers may curtail or stop using our network. Any failure by, or lack of confidence in, our secure online products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Despite our focus on Internet security, we may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications among our network participants. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms used by our products and services to protect certain data contained in our databases and the information being transferred.

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

From time to time, we have experienced, and may experience in the future, network slowdowns and interruptions. These network slowdowns and interruptions may interfere with our ability to do business. Although we regularly back up data and take other measures to protect against data loss and system failures, there is still risk that we may lose critical data or experience network failures. Such failures or disruptions may result in lost revenue opportunities for our customers, which could result in litigation against us or a loss of customers. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

Undetected errors in our software may harm our operations.

Our software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner. Our products and services are integrated with products and systems developed by third parties. Complex third-party software programs may contain undetected errors, defects or bugs when they are first introduced or as new versions are released. It is possible that errors, defects or bugs will be found in our existing or future products and services or third-party products upon which our products and services are dependent, with the possible results of delays in, or loss of market acceptance of, our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses and payment of damages.

Our systems may be harmed by events beyond our control.

Our computer systems and operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, power outages, telecommunications failures, terrorist attacks, network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage and other similar events beyond our control. The occurrence of a natural disaster or unanticipated problems at our facilities in the New York metropolitan area or at any third-party facility we utilize, such as our disaster recovery center in Waltham, Massachusetts, could cause interruptions or delays in our business, loss of data or render us unable to provide our products and services. In addition, the failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, bankruptcy, natural disaster or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any or all of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may not succeed in implementing a portion or all of our business strategy and, even if we do succeed, our strategy may not have the favorable impact on operations that we anticipate. Our success depends on our ability to leverage our distribution channel and value proposition for dealers, financing sources and other service and information providers, offer a broad array of products and services, provide convenient, high-quality products and services, maintain our technological position and implement other elements of our business strategy.

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

Our revenue, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating financing source customers;

•	the timing, size and nature of our subscriptions;

•	automobile manufacturers or their captive financing sources offering special incentive programs such as discount pricing or low cost financing;

•	the timing of our acquisitions of businesses, products and services;

•	unpredictable sales cycles;

•	the number of weekends, holidays and Mondays in a particular quarter;

•	product and price competition regarding our products and services and those of our participating financing sources;

•	changes in our operating expenses;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	foreign currency fluctuations; and

•	personnel changes and fluctuations in economic and financial market conditions.

As a result of these fluctuations, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful. We cannot assure you that future revenue and results of operations will not vary substantially from quarter to quarter. It is also possible that in future quarters, our results of operations will be below the expectations of equity research analysts, investors or our announced guidance. In any of these cases, the price of our stock could be materially adversely affected.

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

Economic trends that negatively affect the automotive retail industry may adversely affect our business by reducing the amount of indirect automobile financing transactions that we earn revenue on, financing source or automotive dealer customers that subscribe to our products and services or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and could be affected by negative trends in the economy including negative trends relating to the cost of energy and gasoline. A reduction in the number of automobiles purchased by consumers could adversely affect our financing source and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. Any such reductions in transactions or subscriptions could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are subject, directly and indirectly, to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations may adversely affect our business.

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulation.

We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy of consumer information generally apply in the context of our business, such as the GLB Act, the Federal Reserve Board’s implementing Regulation P, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the Can-Spam Act of 2003, and the FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule, as well as the FCRA. If we, or a financing source or dealer discloses or uses consumer information provided through our system in violation of these or other laws, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business prospects, financial condition and results of operations.

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

If a federal or state government or agency imposes additional legislative and/or regulatory requirements on us or our customers, or prohibits or limits our activities as currently conducted, we may be required to modify or terminate our products and services in that jurisdiction in a manner which could undermine our attractiveness or availability to dealers and/or financing sources doing business in that jurisdiction.

The use of our electronic contracting product by financing sources is governed by relatively new laws.

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by most states. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consent to electronic contracting is obtained. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our financing source customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate financing source compliance regarding the use of our electronic contracting product.

New legislation or changes in existing legislation may adversely affect our business.

Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, government restrictions on Internet content or anti-“net neutrality” legislation could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

We utilize certain key technologies from, and integrate our network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with our products or services.

Our proprietary software is designed to work in conjunction with certain software from third-party vendors, including Microsoft, Oracle and eOriginal. Any significant interruption in the supply of such third-party software could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products and services. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third-party software currently incorporated into our products or services in the event that such software becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours, or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, and any other foreign countries in which we may market our products and services in the future, may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. We are currently asserting our patent rights against RouteOne and Finance Express in separate proceedings that challenge their systems and methods for credit application processing and routing. There can be no assurances that we will prevail in these proceedings or that these proceedings will not result in certain of our patent rights being deemed invalid. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We provide guarantees to subscribers of certain of our products and services that the data they receive through these products and services will be accurate. Additionally, general errors, defects or other performance problems in our products and services could result in financial or other damages to our customers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, some of our products and services are business-critical for our dealer and financing source customers and a failure or inability to meet a customer’s expectations could seriously damage our reputation and affect our ability to retain existing business or attract new business.

We have made strategic acquisitions in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

Since 2001, we have acquired numerous businesses, including, most recently, our acquisition in February 2007 of Curomax Corporation. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks to these transactions include the following:

•	integration and restructuring costs, both one-time and ongoing;

•	maintaining sufficient controls, policies and procedures;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational and financial systems to meet the needs of our business;

•	losing key employees, customers and vendors;

•	failing to achieve anticipated synergies, including with respect to complementary products or services; and

•	unanticipated and unknown liabilities.

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

The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Failure to successfully integrate recent acquisitions or future acquisitions could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The agreement governing our credit facility also requires us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

If we breach the restrictive covenants or do not comply with these ratios, the lenders may have the right to terminate any commitments they have to provide further borrowings. This right, as well as the restrictive covenants, could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

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

Competition for qualified personnel in the technology industry is intense and we compete for these personnel with other technology companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. Any difficulty in hiring or retaining needed personnel, or increased costs related thereto could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to effectively manage our growth, our financial results could be adversely affected.

We have expanded our operations rapidly in recent years. For example, net revenue increased from $11.7 million for the year ended December 31, 2002 to $38.7 million, $70.0 million, $120.2 million and

$173.3 million for the years ended December 31, 2003, 2004, 2005 and 2006, respectively. Our growth may place a strain on our management team, information systems and other resources. Our ability to successfully offer products and services and implement our business plan requires oversight from our senior management, as well as adequate information systems and other resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.

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

Any debt incurred by us could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any debt we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, or redeem or repurchase our capital stock, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests we grant on our assets could limit our financial and business flexibility.

Any additional capital raised through the sale of equity or convertible debt securities may dilute our stockholders’ respective ownership percentages in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may issue securities, including debt securities that may have rights, preferences and privileges senior to our common stock.

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

Insiders may have influence over us and could limit our other stockholders’ ability to influence the outcomes of key transactions, including a change of control.

Our stockholders that own more than 5% of our equity securities, directors and executive officers, and entities affiliated with them, beneficially owned approximately 20% of the outstanding shares of our equity securities as of March 1, 2007. Accordingly, these principal stockholders, directors and executive officers, and entities affiliated with them, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our other stockholders’ interests and may vote in a way adverse to the interests of our other stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our financing source customers may elect to use competing third party services, either in addition to or instead of our network.

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

As a newly public company, we have begun to, and will continue to incur significant legal, accounting, corporate governance and other expenses that we did not incur as a private company. We are now subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the NASDAQ Stock Market and other rules and regulations. These rules and regulations may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual reports such as this Annual Report on Form 10-K, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We did not have an internal audit group during 2006. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, we may need to hire additional accounting staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

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

The price of our common stock may be volatile.

The trading price of our common stock may fluctuate substantially. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of equity research analysts;

•	trends in the automotive and automotive finance industries;

•	catastrophic events;

•	loss of one or more significant customers or strategic alliances;

•	significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

•	legal or regulatory matters, including legal decisions affecting the indirect automotive finance industry or involving the enforceability or order of priority of security interests of electronic chattel paper affecting our electronic contracting product; and

•	additions or departures of key employees.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Lake Success, New York, where we lease approximately 53,000 square feet of office space. Our principal offices are located in Santa Barbara, California; Portland, Oregon; Wilmington, Ohio; Rosemont, Illinois; and Toronto, Canada.

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

On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks injunctive relief as well as damages against RouteOne for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. Discovery has generally been completed and dispositive motions have been briefed. The Court has not yet scheduled hearings for claim construction or on the dispositive motions. The parties are presently in discussions to resolve our claims of copyright infringement, circumvention of technological measures, and common law fraud and unfair competition. We intend to pursue our patent claims vigorously.

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of two patents owned by us that relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The defendants have made certain counterclaims in their answer. We believe these counterclaims to be without merit. Discovery has recently begun in connection with this action and a claim construction hearing has been scheduled for April 23, 2007. We intend to pursue our claims and defend any counter claims vigorously.

On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber, and Finance Express in the United States District Court for the Central District of California, Civil Action No. 06-06864 DSF (PLAx). The complaint seeks declaratory and injunctive relief, as well as damages against the defendants for joint and individual infringement of the same two patents that are the subject of the two afore-mentioned suits against Huber and Finance Express in the Central District of California, and RouteOne LLC in the Eastern District of New York. Discovery has recently begun in connection with this action and a claim construction hearing has been scheduled for June 19, 2007. We intend to pursue our claims vigorously.

On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber, and Finance Express in the United States District Court for the Central District of California, Civil Action No. 07-215 CJC (CSx). The complaint seeks declaratory and injunctive relief, as well as damages against the defendants for joint and individual infringement of a patent related to the two patents that are the subject of the three afore-mentioned suits. The patent that is the subject matter of this litigation issued on February 20, 2007 and concerns computer aided methods of managing credit applications. The Complaint and Demand for Jury Trial has not yet been served in this action. We intend to pursue our claims vigorously.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 1, 2007, there were 36 holders of record of our common stock. Our common stock is listed and traded on the Nasdaq Global Market under the symbol “TRAK.” The following table sets forth the range of high and low sales prices for the common stock since our public offering on December 13, 2005, as reported by the Nasdaq Global Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2006
Fourth Quarter	$29.98	$21.72
Third Quarter	$23.96	$18.80
Second Quarter	$24.18	$20.73
First Quarter	$23.91	$19.96
Year Ended December 31, 2005
Fourth Quarter (beginning on December 13, 2005)	$21.00	$19.20

Use of Proceeds

We commenced our initial public offering of our common stock on December 13, 2005 at a price to the public of $17.00 per share. A total of 6,666,667 shares of our common stock were sold by us initially at an offering price to the public of $17.00 per share, and an additional 1,500,000 shares of our common stock were sold under an over-allotment option that our underwriters exercised at $17.00 per share on December 22, 2005. In addition, the selling stockholders sold 3,333,333 shares of our common stock. We did not receive any proceeds from the selling stockholders’ sale of these shares. We received net proceeds of $126.1 million after the exercise of the over-allotment and after deducting the underwriting discounts and commissions, financial advisory fees and expenses of the offering.

We have broad discretion as to the use of these proceeds and may apply them to product development efforts, acquisitions or strategic alliances.

We used a portion of the net proceeds of $126.1 million from this offering to:

•	pay in full the $25.0 million outstanding under our term loan facility and the $18.5 million outstanding under our revolving credit facility;

•	pay acquisition related notes payable to an acquiree in the amount of $4.1 million;

•	purchase assets of WiredLogic, Inc.. for $6.0 million in cash;

•	purchase assets of Global Fax L.L.C., Inc. for $24.6 million in cash;

•	purchase assets of DealerWare LLC, Inc. for $5.1 million in cash; and

•	subsequent to December 31, 2006, purchase all outstanding shares of Curomax Corporation for $37.2 million in cash;

As of December 31, 2006, we had remaining cash, cash equivalents and short-term investments of $171.2 million.

Dividend Policy

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Additionally, our credit facility contains a restrictive covenant that prohibits us from paying dividends.

Repurchases

From time to time, in connection with the vesting of restricted common stock under our Incentive Award Plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock.

The following table sets forth the repurchases for the year ended December 31, 2006 (in thousands, except for share and per share data):

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program

October 2006	1,219	$25.22	n/a	n/a

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2004, 2003 and December 31, 2002 and for each of the two years in the period ended December 31, 2003 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, which have also been audited by PricewaterhouseCoopers LLP.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share and share amounts)

Consolidated Statements of Operations Data:
Net revenue	$173,272	$120,219	$70,044	$38,679	$11,711
Income (loss) from operations	20,739	9,831	7,722	(3,270)	(16,954)
Income (loss) before (provision) benefit for income taxes	26,133	8,528	7,661	(3,217)	(16,775)
Net income (loss)	$19,336	$4,468	$11,253	$(3,289)	$(16,775)
Basic net income (loss) per share applicable to common stockholders(1)	$0.54	$0.17	$0.45	$(1,000.30)	$(23,334.99)
Diluted net income (loss) per share applicable to common stockholders(1)	$0.51	$0.12	$0.02	$(1,000.30)	$(23,334.99)
Weighted average shares outstanding	36,064,796	2,290,439	40,219	3,288	1,009
Weighted average shares outstanding assuming dilution	37,567,488	3,188,180	1,025,248	3,288	1,009

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents and short-term investments	$171,195	$103,264	$21,753	$16,790	$13,745
Working capital(2)	168,817	101,561	24,421	15,640	13,444
Total assets	321,513	220,615	76,681	46,643	25,865
Capital lease obligations (short and long-term), due to acquirees (short and long-term) and other long-term liabilities	10,103	9,984	7,999	1,100	—
Total redeemable convertible participating preferred stock	—	—	72,226	72,226	53,226
Accumulated deficit	(1,230)	(20,566)	(25,034)	(36,287)	(32,997)
Total stockholders’ equity (deficit)	284,337	186,671	(20,001)	(33,608)	(32,747)

(1)	For the years ended December 31, 2005 and 2004, the basic and diluted earnings per share calculations include adjustments to net income relating to preferred dividends earned, but not paid, and net income amounts allocated to the participating preferred stockholders in order to compute net income applicable to common stockholders in accordance with SFAS No. 128, Earnings per Share and EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128 . For more detail, please see Note 2 to our consolidated financial statements.

(2)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto. In addition, you should read the sections entitled “Cautionary Statements Relating to Forward-Looking Statements” and “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K.

Overview

DealerTrack is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, DealerTrack has built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which, as of December 31, 2006, consisted of over 22,000 automotive dealers, including over 89% of all franchised dealers in the United States; over 300 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001.

We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., DealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and webalg, inc.

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and financing sources in the DealerTrack network. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.

The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except
	for non-financial data)

EBITDA and Other Business Statistics:
EBITDA(1)	$48,027	$32,594	$18,595
Capital expenditures, software and website development costs	$10,605	$10,746	$4,407
Active dealers in our network as of end of the year(2)	22,147	21,155	19,150
Active financing sources in our network as of end of year(3)	305	201	109

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.

EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles (GAAP). Some of these limitations are:

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

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income	$19,336	$4,468	$11,253
Interest income	(4,289)	(282)	(54)
Interest expense	268	1,585	115
Provision for (benefit from) income taxes	6,797	4,060	(3,592)
Depreciation of property and equipment and amortization of capitalized software and website costs	8,629	4,166	4,349
Amortization of acquired identifiable intangibles	17,286	18,597	6,524

EBITDA(4)	$48,027	$32,594	$18,595

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network.

(4)	For the year ended December 31, 2006, EBITDA includes $1.4 million in other income resulting from the DealerAccess purchase price adjustment, as described below under the section titled “Recent Events”.

Revenue

Transaction Services Revenue.  Transaction services revenue consists of revenue earned from our financing source customers for each credit application that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, vehicle sales lead distributors, and credit report providers, for each fee-bearing product accessed by dealers.

Subscription Services Revenue.  Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, and execute financing contracts electronically.

Over the last three years, our transaction services revenue has continued to grow, and we have derived an increasing percentage of our net revenue from subscription fees. For the year ended December 31, 2006, 2005 and 2004, we derived approximately 30.8%, 27.0% and 17.7% of our net revenue from subscription fees, respectively.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (“revenue share”), direct costs (printing, binding, and delivery) associated with our residual value guides, allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.

During July 2006, we entered into a contractual arrangement with a third-party service provider that provides services related to the integration between different software applications on an automotive dealer’s desktop. As part of the contractual terms we agreed to prepay approximately $1.1 million of the contract for various future services to be provided. During the fourth quarter of 2006, we were contacted by the third-party provider and notified that they would be unable to perform under the terms of the contract and did not have the financial capability to repay the $1.1 million. As of December 31, 2006, management concluded that this asset was impaired and wrote off the entire amount of $1.1 million during the fourth quarter of 2006 to cost of revenue. We may elect to initiate foreclosure proceedings against the third-party service provider with respect to the provider’s intellectual property, which was pledged to guarantee the provider’s service obligations.

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

During the third quarter of 2006, we recorded a charge of approximately $5.8 million (includes $5.0 million in non-cash stock-based compensation and approximately $0.8 million in cash compensation expense) related to the departure of an executive officer. The $5.0 million in non-cash stock-based compensation expense was primarily due to the May 26, 2005 modification of the executive officers’ original equity award terms (dated September 8, 2003) that would take effect upon termination without cause. Of the $0.8 million in cash compensation, $0.2 million was payable on March 1, 2007 and the remaining portion of $0.6 million will be paid in equal installments over the succeeding eighteen months.

Acquisitions

We have grown our business since inception through a combination of organic growth and acquisitions. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition.

On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. (DealerWare) for a purchase price of $5.2 million in cash (including estimated direct acquisition costs of approximately $0.2 million). DealerWare is a provider of aftermarket menu-selling and other dealership software.

On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax L.L.C. (Global Fax) for a purchase price of $24.6 million in cash (including estimated direct acquisition costs of approximately $0.3 million). Global Fax provides outsourced document scanning, storage, data entry and retrieval services for automotive financing customers.

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

On May 25, 2005, we acquired substantially all the assets and certain liabilities of Automotive Lease Guide (alg), LLC and Automotive Lease Guide (alg) Canada, Inc. (collectively, ALG) for a purchase price of $40.1 million (including direct acquisition costs of approximately $0.6 million) in cash and notes payable to ALG. Additional consideration of up to $11.3 million may be paid contingent upon certain future increases in revenue of ALG and another of our subsidiaries through December 2009. Relating to the years ended December 31, 2006 and 2005, we paid $0.2 million and $0.1 million of additional consideration, respectively. ALG’s products and services provide lease residual value data for new and used leased automobiles, and guidebooks and consulting services related thereto, to manufacturers, financing sources, investment banks, automobile dealers and insurance companies.

On May 23, 2005, we acquired substantially all the assets and certain liabilities of North American Advanced Technology, Inc. (NAT) for a purchase price of $8.7 million (including direct acquisition costs of approximately $0.3 million) in cash. NAT’s products and services streamline and automate many traditionally time-consuming and error-prone manual processes of administering aftermarket products, such as extended service contracts, and guaranteed asset protection coverage.

On May 10, 2005, we acquired substantially all the assets and certain liabilities of Chrome Systems Corporation (Chrome) for a purchase price of $20.4 million (including direct acquisition costs of approximately $0.4 million) in cash. Chrome’s products and services collect, standardize and enhance raw automotive data and deliver it in a format that is easy to use and tailored to specific industry requirements. Chrome’s products and services enable dealers, manufacturers, financing sources, Internet portals, consumers and insurance companies to configure, compare, and price automobiles on a standardized basis. This provides more accurate valuations for both consumer trade-ins and dealers’ used automobile inventory.

On January 1, 2005, we purchased substantially all the assets of GO BIG! Software, Inc. (Go Big) for a purchase price of approximately $1.9 million in cash (including direct acquisition costs of approximately $50,000 and additional contingent purchase price of $0.7 million). This acquisition expanded our product and service offerings to include an electronic menu selling tool to our automotive dealers.

Acquisition-Related Amortization Expense

All of the acquisitions described above have been recorded under the purchase method of accounting, pursuant to which the total purchase price, including direct acquisition costs, is allocated to the net assets acquired based upon estimates of the fair value of those assets. Any excess purchase price is allocated to goodwill. During the fourth quarter of 2006, we completed the fair value assessment of the acquired assets, liabilities, identifiable intangibles and goodwill of Global Fax and DealerWare, which did not result in a material reclassification between goodwill and identifiable intangibles previously disclosed in our Quarterly Report on Form 10-Q for the third quarter of 2006.

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

Transaction Services Revenue.  Transaction services revenue includes revenue earned from our financing source customers for each credit application that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solution, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers.

We offer our web-based service to financing sources for the electronic receipt of credit application data and contract data for automobile financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and digital and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectibility is reasonably assured. Set-up fees charged to the financing sources for establishing connections, if any, are recognized ratably over the expected customer relationship period of three or four years, depending on the type of customer.

Our credit report service provides our dealer customers the ability to access credit reports from several major credit reporting agencies or resellers online. We sell this service based upon contracts with the customer or credit report provider, as applicable, that include fixed or determinable prices and that do not include the right of return or other similar provisions or other significant post-service obligations. We recognize credit report revenue on a per transaction basis, when services are rendered and when collectibility is reasonably assured. We offer these credit reports on both a reseller and an agency basis. We recognize revenue from all but one provider of credit reports on a net basis due to the fact that we are not considered the primary obligor, and recognize revenue gross with respect to one of the providers as we have the risk of loss and are considered the primary obligor in the transaction.

Subscription Services Revenue.  Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three or four years, depending on the type of customer. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.

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

SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of our reporting unit using a market capitalization approach. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions, such as cash flow projections and discount rates. We perform our annual goodwill impairment test as of October 1 of every year or when there is a triggering event. Our estimate of the fair value of our reporting unit was in excess of its carrying value as of October 1, 2006, 2005 and 2004.

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

As permitted by SFAS 123(R), we elected the prospective transition method because we previously applied the minimum value method, as a private company, under FAS 123. Under this method, prior periods are not revised. We use the Black-Scholes and binomial lattice-based valuation pricing models, which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of expected options or restricted common stock that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new or modified stock awards on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We elected to calculate the pool of excess tax benefits using the long form method.

On December 13, 2005, we commenced an initial public offering of our common stock. Prior to our initial public offering, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum-value method for SFAS 123 prior to the filing of its initial public offering, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum-value method in its financial statements. As a result, we will continue to account for pre-initial public offering awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-initial public offering awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards on the day of grant.

On August 2 and November 2, 2006, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares and 35,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any. In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value expense of the EBITDA Performance Award and Market Value Award is $5.8 million (prior to estimated forfeitures) and $2.4 million (including estimated forfeitures), respectively. The expense recognition for the EBITDA Performance Award is taken when management believes with 100% certainty that the performance target will be achieved. As we are not 100% certain that the performance targets will be achieved, no expense has been recorded in regard to the EBITDA Performance Award as of December 31, 2006. We will re-evaluate this condition at each balance sheet date. The total value of the Market Value Award is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied.

Prior to the effective date of SFAS No. 123(R), we applied APB No. 25 and related interpretations for our stock option and restricted common stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.

Prior to our initial public offering in December 2005, we granted to certain of our employees, officers and directors options to purchase common stock at exercise prices that the board of directors believed, at the time of grant, were equal to or greater than the values of the underlying common stock and restricted common stock. We also granted shares of restricted common stock to certain of our officers and directors in 2005, prior to our initial public offering. The board of directors based its original determinations of fair market value based on all of the information available to it at the time of the grants. We did not obtain contemporaneous valuations for our common stock at each of these dates in 2005 because we were focusing on building our business. In March 2003, we received a contemporaneous valuation (the “March 2003 valuation”) of our common stock in connection with our stock-for-stock acquisition of Credit Online. In January 2005, we received a second contemporaneous valuation (the “January 2005 valuation”) of our common stock in connection with our grant of stock options to certain employees. These valuations were part of the information used by our board of directors in its original determinations of the fair market value in connection with substantially all restricted common stock and stock option grants in 2004 and 2005.

In connection with the preparation of our consolidated financial statements as of and for the nine months ended September 30, 2005, we noted that the fair value of the common stock subject to the option awards granted since May 2004, as determined by the board of directors at the time of grant, was less than the valuations that prospective underwriters estimated could be obtained in an initial public offering in the later half of 2005, based on market and other conditions at the time. As a result, we determined in July 2005, subsequent to the date of these stocks and option grants that certain of the awards granted during this time period had a compensatory element. We made this determination by reassessing the fair value of our common stock for all stock and option awards granted subsequent to June 30, 2004 based, in part, on additional retrospective valuations prepared as of May 2004 (the “retrospective May 2004 valuation”) and August 2004 (the “retrospective August 2004 valuation”). Our July 2005 reassessment resulted in certain compensation charges reflected in our 2005 consolidated financial statements.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

July 2004

In the retrospective May 2004 valuation, a combination of the Discounted Cash Flow (“DCF”) method and the Guideline Company method was used. The DCF method directly forecasts free cash flows expected to be generated by a business as a going concern. We provided projections of income statements for the 2004-2009 periods to assist in the valuation. The assumptions underlying the projections were consistent with our business plan. However, there was inherent uncertainty in these projections. The determination of future debt-free cash flows was based upon these projections, which incorporated a weighted average cost of capital of 19% and, for purposes of calculating the terminal value, assumed a long-term growth rate of 4%. If a different weighted average cost of capital or long-term growth rate had been used, the valuations would have been different.

The Guideline Company method identifies business entities with publicly traded securities whose business and financial risks are the same as, or similar to, us being valued. The Guideline Company method was based upon revenue, EBITDA and earnings per share of DealerTrack and multiplying these figures by the appropriate multiples. The market multiples were obtained through the market comparison method, where companies whose stock is traded in the public market were selected for comparison purposes and used as a basis for choosing reasonable market multiples for DealerTrack. For the Guideline Company method, we utilized the most recent (at that time) available trailing twelve-month revenue, EBITDA and earnings per share for stock and stock option grants from April 2004 through June 2005. The revenue, EBITDA and earnings per share multiples were derived from publicly traded companies that consisted of data processing and preparation, business services or computer programming services companies, with the following financial profiles:

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

We reassessed the fair value of the stock option awards issued in July 2004 based, in part, upon the retrospective May 2004 valuation. The retrospective May 2004 valuation was performed in April 2005 as part of our July 2005 reassessment of the value of our common stock for purposes of preparing our consolidated financial statements. We chose May 2004 as an appropriate time to perform a second valuation as it was several months prior to the LML acquisition that was completed in August 2004, and a significant amount of stock options were granted in May 2004. We believe that it is appropriate to group the May 2004 and July 2004 awards together for valuation purposes as no material events transpired between May and July of 2004 that triggered a material change in the value of our common stock. The assessed fair value of the July 2004 awards is primarily based upon the retrospective May 2004 valuation. However, we reduced the illiquidity discount used in the retrospective May 2004 valuation (we utilized a 15% discount rate versus the 20-25% rate used in the retrospective May 2004 valuation) and eliminated the 35% discount applied in the retrospective May 2004 valuation to account for the junior status of our common shares primarily based upon the board of directors’ knowledge of an impending initial public offering. Our board placed no value on the liquidation preference of the preferred stock (and, therefore, applied no discount to the common stock to reflect its junior status) since the preferred stock’s liquidation preference only provided a benefit to holders of preferred stock at enterprise values significantly lower than the valuations being applied to our company at the time. In addition, our board took into account the likelihood that we would be completing an initial public offering of our common stock in late 2005 and determined that the illiquidity discounts being applied were excessive. After these adjustments, we arrived at a value of $5.86 per share, which was the value we used for computing the compensation expense associated with the May and July 2004 option grants.

August 2004

We reassessed the fair value of the stock option awards issued in August 2004 based, in part, upon the retrospective August 2004 valuation. The retrospective August 2004 valuation used the same method of calculating per share value as was used in the retrospective May 2004 valuation. The retrospective August 2004 valuation was performed in April 2005 as part of our July 2005 reassessment of the value of our common stock. We chose August 2004 as an appropriate time to perform the third valuation as it was subsequent to the LML acquisition that was completed in August 2004, and a significant amount of stock options were granted in August 2004. The assessed fair value of the August 2004 awards is primarily based upon the retrospective August 2004 valuation. However, we reduced the illiquidity discount used in the retrospective August 2004 valuation (we utilized a 15% discount rate versus the 20%-25% rate used in the retrospective August 2004 valuation) and eliminated the 25% discount applied in the retrospective August 2004 valuation to account for the junior status of our common shares primarily based upon the board of directors’ knowledge of an impending initial public offering. After these adjustments, we arrived at a value of $6.73 per share, which was the value we used for computing the compensation expense associated with the August 2004 option grants.

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

We assessed the fair value of the stock option and restricted stock awards issued in July 2005 using the same method used in calculating the per share value for purposes of the May and June 2005 stock option and restricted stock awards with two exceptions. First, in July, we revised our 2006 projections upward to reflect our improving results in the second quarter of 2005 and the further integration of the acquisitions of Chrome, NAT and ALG. Second, we did not apply a 5% illiquidity discount to the estimated fair market value of our common stock in July because we filed a registration statement in July 2005. Based on this methodology, the board of directors arrived at a fair market value of $18.00 per share, which was the value we used for computing the compensation expense associated with the July 2005 option grants and restricted stock awards.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2005, the board of directors determined that there was an additional compensatory element relating to the May and June 2005 stock option and restricted stock awards that should be reflected in our consolidated financial statements. The board of directors used the per share value used in the July 2005 option grants and restricted stock awards and applied a 5% illiquidity discount to arrive at a value of $17.10 for computing the compensation expense associated with the May and June 2005 option grants and restricted stock awards.

Significant Factors Contributing to the Difference between Fair Value as of the Date of Each Grant and Estimated IPO Price

From July 1, 2004 to September 30, 2005, the difference between the fair market value per share of $5.86 to $18.00 (as illustrated in the chart below) was attributable to our continued growth during this period, and the achievement of a number of important corporate milestones, including:

•	In the third quarter of 2004, we completed our acquisition of LML, which expanded our customer base and product offerings;

•	In the third quarter of 2004, we experienced continued profitability and a continued increase in our dealer and lender customer base;

•	In the fourth quarter of 2004, we believe we had successfully integrated the business we acquired from LML;

•	In the first quarter of 2005, we completed the acquisition of Go Big, which expanded our customer base and product offerings;

•	In the first quarter of 2005, several prospective underwriters made presentations to our board of directors regarding a potential initial public offering in the second half of 2005;

•	In the second quarter of 2005, we completed our acquisitions of ALG, NAT and Chrome, which expanded our customer base and product offerings;

•	In the third quarter of 2005, we filed our initial registration statement with the SEC; and

•	Throughout the entire period from July 1, 2004 through September 30, 2005, our dealer and financing source customer base increased, as did the number of transactions processed and the number of product subscriptions.

The table below summarizes the stock options and restricted common stock granted during 2004 and 2005 that resulted in stock-based compensation expense:

			Exercise	Fair Market
		Number of	Price Per	Value	Intrinsic Value
	Grant Date	Options	Share	Per Share	Per Share

Stock options:	May 2004	761,544	$2.80	$5.86	$3.06
	July 2004	25,000	2.80	5.86	3.06
	August 2004	699,450	2.80	6.73	3.93
	May 2005	964,850	12.92	17.10	4.18
	June 2005	30,000	12.92	17.10	4.18
	July 2005	75,125	17.08	18.00	0.92

	Total stock options	2,555,969

Restricted common stock:	May 2005	101,000	n/a	17.10	17.10
	June 2005	3,500	n/a	17.10	17.10
	July 2005	3,500	n/a	18.00	18.00
	December 2005	17,925	n/a	19.80	19.80

	Total restricted common stock	125,925

Recent Events

DealerAccess Purchase Price Adjustment

In connection with the purchase of DealerAccess on January 1, 2004, we had a contractual agreement with the seller providing that (i) if the seller or any of its related parties submitted one or more on-line credit applications prior to December 31, 2006 in regard to purchases of vehicles, other than recreational or marine vehicles, to any third-party which offers services in Canada that are similar to our credit application portal services and (ii) the aggregate volume of the funded transactions submitted by the seller or any of its related parties to DealerAccess through the portal during the period beginning January 1, 2004 through December 31, 2006 is less than the volume defined in the purchase agreement, then the purchase price would be adjusted downward.

We were made aware during 2006 that a party related to the seller began submitting on-line electronic credit applications through a competing portal. After the contractual measurement period expired on December 31, 2006, we calculated the purchase price adjustment of $1.4 million. The adjustment was paid by the seller in February 2007. We recorded this purchase price adjustment to other income during the fourth quarter 2006, as DealerAccess had no remaining goodwill or identifiable intangibles from purchase accounting.

Curomax Acquisition

On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (“Curomax”) pursuant to a Shares Purchase Agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.4 million (including estimated direct acquisition and restructuring costs of approximately $2.1 million). Under the terms of the Shares Purchase Agreement, we have future contingent payment obligations of approximately $1.9 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. Currently, we are completing a fair value assessment of the acquired assets, liabilities and identifiable intangibles, and at the conclusion of the assessment the purchase price will be allocated accordingly.

Results of Operations

The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2006	2005	2004
	(% of net revenue)

Consolidated Statements of Operations Data:
Net revenue(1)	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue(1)	40.9%	41.7%	42.4%
Product development	5.2%	4.6%	3.2%
Selling, general and administrative	41.9%	45.5%	43.4%

Total operating costs and expenses	88.0%	91.8%	89.0%

Income from operations	12.0%	8.2%	11.0%
Interest income	2.5%	0.2%	0.1%
Interest expense	(0.2)%	(1.3)%	(0.2)%
Other income	0.8%	—	—

Income before (provision) benefit for income taxes	15.1%	7.1%	10.9%
(Provision) benefit for income taxes	(3.9)%	(3.4)%	5.1%

Net income	11.2%	3.7%	16.0%

	Year Ended December 31,
	2006	2005	2004
	(% of net revenue)

(1) Related party revenue	19.3%	24.1%	27.2%
Related party cost of revenue	1.1%	2.7%	4.7%

Years Ended December 31, 2006 and 2005

Revenue

Total net revenue increased $53.1 million, or 44%, to $173.3 million for the year ended December 31, 2006 from $120.2 million for the year ended December 31, 2005.

Transaction Services Revenue.  Transaction services revenue increased $30.1 million, or 36%, to $112.7 million for the year ended December 31, 2006 from $82.6 million for the year ended December 31, 2005. The increase in transaction services revenue was primarily the result of an increase in the volume of transactions processed through our network. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 305 as of December 31, 2006 from 201 as of December 31, 2005, the increase in automobile dealers active in our network to 22,147 as of December 31, 2006 from 21,155 as of December 31, 2005 and an increase in volume from existing customers.

Subscription Services Revenue.  Subscription services revenue increased $21.0 million, or 65%, to $53.4 million for the year ended December 31, 2006 from $32.4 million for the year ended December 31, 2005. The increase in subscription services revenue was primarily the result of increased total subscriptions under contract as of December 31, 2006 compared to December 31, 2005. The overall $21.0 million increase in subscription services revenue was primarily the result of increased sales subscription products and services to existing customers.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue increased $20.7 million, or 41%, to $70.8 million for the year ended December 31, 2006 from $50.1 million for the year ended December 31, 2005. The $20.7 million increase was primarily the result of increased amortization and depreciation charges of $3.1 million primarily relating to the acquired identifiable intangibles of DealerWare, Global Fax and DealerWire, increased compensation and benefits related costs of $8.2 million due to overall headcount additions including those from acquired companies, increased revenue share of $1.7 million, marketing promotions of $0.8 million, increased technology cost of $2.2 million, $2.1 million cost of revenue from our second quarter acquisition of Global Fax and $1.1 million related to the impairment and write-off of a prepaid contract due to non-performance, as described above under the heading “Cost of Revenue and Operating Expenses”.

Product Development Expenses.  Product development expenses increased $3.6 million, or 64%, to $9.2 million for the year ended December 31, 2006 from $5.6 million for the year ended December 31, 2005. The $3.6 million increase was primarily the result of increased compensation and related benefit costs of $3.3 million, due to overall headcount additions including those from acquired companies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $17.8 million, or 33%, to $72.5 million for the year ended December 31, 2006 from $54.7 million for year ended December 31, 2005. The $17.8 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $15.2 million including $5.0 million in non-cash stock-based compensation and $0.8 million in cash compensation expense related to the departure of an executive officer, headcount additions, salary increases and the adoption of SFAS 123(R), $2.5 million in additional expenses associated with being a public company (primarily includes D&O insurance expense, SEC filing fees, NASDAQ fees, board of director fees, printing fees, annual meeting expenses, external accounting fees and costs associated with Sarbanes-Oxley compliance), and $2.1 million related to marketing and travel expenses. These increases are offset by a $0.8 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisitions, a $1.3 million decrease in professional fees and a $0.7 million decrease in recruiting and relocation expense.

Interest Income

Interest income increased $4.0 million to $4.3 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. The $4.0 million increase is primarily related to the interest income earned on net cash proceeds from our public offerings in December 2005 and October 2006.

Interest Expense

Interest expense decreased $1.3 million to $0.3 million for the year ended December 31, 2006 from $1.6 million for the year ended December 31, 2005. The $1.3 million decrease in interest expense is related to the full repayment of the borrowings under our credit facilities during the fourth quarter of 2005 in connection with our initial public offering.

Other Income

As described above under the heading “Recent Events”, other income of $1.4 million for the year ended December 31, 2006 represents a reimbursement of purchase price from the seller of our DealerAccess acquisition.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2006 of $6.8 million consisted primarily of $7.1 million of federal tax, $1.8 million of state and local income taxes, $0.6 million of adjustments due to the change in tax rate, these amounts are offset by a Canadian tax benefit of $2.7 million. The $2.7 million net tax benefit relating to our Canadian subsidiary consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million. The reversal of our Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that our Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of December 31, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. The provision for income taxes for the year ended December 31, 2005 of $4.1 million consisted primarily of $2.7 million of federal and $0.9 million of state and local taxes on taxable income and $0.5 million of adjustments to the cumulative effective tax rate. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operating performance.

Years Ended December 31, 2005 and 2004

Revenue

Total net revenue increased $50.2 million, or 72%, to $120.2 million for the year ended December 31, 2005 from $70.0 million for the year ended December 31, 2004.

Transaction Services Revenue.  Transaction services revenue increased $26.2 million, or 47%, to $82.6 million for the year ended December 31, 2005 from $56.4 million for the year ended December 31, 2004. The increase in transaction services revenue was primarily the result of an increase in the volume of transactions processed through our network. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 201 as of December 31, 2005 from 109 as of December 31, 2004, the increase in automobile dealers active in our network to 21,155 as of December 31, 2005 from 19,150 as of December 31, 2004 and an increase in volume from existing customers.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue increased $20.4 million, or 69%, to $50.1 million for the year ended December 31, 2005 from $29.7 million for the year ended December 31, 2004. The $20.4 million increase was primarily the result of increased amortization and depreciation charges of $11.2 million primarily relating to the acquired identifiable intangibles of ALG, NAT, Chrome and Go Big, increased compensation and benefits related costs of $5.2 million due to overall headcount additions including those from acquired companies, increased revenue share of $2.7 million, and cost of sales from newly acquired companies of $1.2 million. These increases are offset by a $1.2 million decrease in transition fees paid for certain ongoing services performed under contract by selling parties of the acquired entities subsequent to the completion of the acquisition.

Product Development Expenses.  Product development expenses increased $3.3 million, or 147%, to $5.6 million for the year ended December 31, 2005 from $2.3 million for the year ended December 31, 2004. The $3.3 million increase was primarily the result of increased compensation and related benefit costs of $3.0 million, due to overall headcount additions including those from acquired companies.

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

Interest Expense

Interest expense increased $1.5 million to $1.6 million for the year ended December 31, 2005 from $0.1 million for the year ended December 31, 2004. The $1.5 million increase in interest expense is primarily related to the borrowings under our credit facilities that were not outstanding at any point during 2004. All principal amounts that were outstanding during 2005 were repaid in full during the fourth quarter of 2005 in connection with our initial public offering.

(Provision) Benefit for Income Taxes

The provision for income taxes for the year ended December 31, 2005 of $4.1 million consisted primarily of $2.7 million of federal tax and $0.9 million of state and local income taxes and $0.5 million of adjustments due to the change in tax rate. The benefit for income taxes for the year ended December 31, 2004 of $3.6 million consisted primarily of $3.4 million of federal and $0.2 million of state and local taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operating performance.

Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters ended December 31, 2006. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)
	(Unaudited)
	(In thousands, except for share and per share data)

2006
Net revenue	$37,935	$43,414	$46,264	$45,659
Gross profit	22,816	26,125	27,136	26,352
Operating income	4,645	7,290	2,404	6,400
Net income	3,436	4,655	5,566	5,679
Basic net income per share applicable to common stockholders(1)	0.10	0.13	0.16	0.15
Diluted net income per share applicable to common stockholders(1)	$0.09	$0.13	$0.15	$0.14
Basic weighted average common shares outstanding	35,268,289	35,402,769	35,547,699	38,027,280
Diluted weighted average common shares outstanding	36,718,023	36,933,366	36,989,642	39,683,653

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(3)
	(Unaudited)
	(In thousands, except for share and per share data)

2005
Net revenue	$23,271	$29,193	$34,380	$33,375
Gross profit	14,868	17,407	17,647	20,165
Operating income	3,616	2,176	1,750	2,289
Net income	2,069	1,068	649	682
Basic net income per share applicable to common stockholders(1)	0.08	0.04	0.03	0.03
Diluted net income per share applicable to common stockholders(1)	$0.04	$0.02	$0.01	$0.02
Basic weighted average common shares outstanding	513,771	633,975	674,217	7,296,886
Diluted weighted average common shares outstanding	1,139,458	1,261,611	1,635,148	8,394,814

(1)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(2)	Included in the fourth quarter 2006 net income are (i) DealerAccess purchase price adjustment of $1.4 million in other income and (ii) the write-off of a prepaid asset in the amount of $1.1 million in cost of revenue. Refer to sections above for further explanation.

(3)	During the fourth quarter of 2005, we completed the fair value assessment of the acquired assets, liabilities, identifiable intangibles and goodwill of ALG, NAT, Chrome and Go Big. The final determination resulted in amounts that were previously classified as identifiable intangibles subsequently reclassified to goodwill during the fourth quarter of 2005. This change in estimate resulted in a decrease of $3.3 million in amortization expense related to acquired identifiable intangibles from $7.6 million during the three months ended September 30, 2005 to $4.3 million recorded during the three months ended December 31, 2005.

Liquidity and Capital Resources

Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2006 were $10.6 million, of which $6.9 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. As of December 31, 2006, we had no amounts outstanding under our available $25.0 million revolving credit facility.

As of December 31, 2006, we had $171.2 million of cash, cash equivalents and short-term investments and $168.8 million in working capital, as compared to $103.3 million of cash and cash equivalents and $101.6 million in working capital as of December 31, 2005.

On October 12, 2006, we completed the public offering of 11,500,000 shares of our common stock at a price of $23.76 per share. In this offering, we sold 2,750,000 shares of our common stock and certain of our stockholders sold 8,750,000 shares of our common stock, including 1,500,000 shares of our common stock sold by the selling stockholders in connection with the full exercise of the underwriters’ over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. The net proceeds to us from the sale of shares of our common stock in this offering was $61.6 million, after deducting the underwriting discounts and commissions, financial advisory fees and other expenses related to the public offering.

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

The following table sets forth the components for the following periods:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$45,489	$32,223	$17,162
Net cash used in investing activities	(168,390)	(77,197)	(12,424)
Net cash provided by financing activities	66,740	126,443	125

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2006 was attributable to net income of $19.3 million, which includes depreciation and amortization of $25.9 million, amortization of stock-based compensation of $10.7 million (which includes SFAS 123(R) stock-based compensation of $3.7 million), an increase to the provision for doubtful accounts and sales credits of $4.8 million, and an increase in accounts payable and accrued expenses (including related party) of $2.9 million, offset by a deferred tax benefit of $11.6 million, stock-based compensation windfall tax benefit of $2.3 million and an increase in accounts receivable (including related party) of $4.3 million due to an overall increase in revenue. Net cash provided by operating activities for the year ended December 31, 2005 was attributable to net income of $4.5 million, which includes a deferred tax provision of $2.3 million, an increase in operating assets of $12.6 million primarily resulting from the increase in accounts receivable (including related party) due to the overall increase in revenue, offset by depreciation and amortization of $22.8 million, amortization of deferred compensation of $2.0 million, the provision for doubtful accounts and sales credits of $3.7 million, and an increase in accounts payable and accrued expenses (including related party) of $5.1 million and deferred revenue and other current/long-term liabilities of $3.5 million. Net cash provided by operating activities for the year ended December 31, 2004 was primarily attributable to net income of $11.3 million, which includes a reversal of a deferred tax asset valuation of $4.7 million, an increase in operating assets of $5.3 million primarily resulting from an increase in accounts receivable (including related party) due to an overall increase in revenue, offset by depreciation and amortization of $10.9 million, and an increase in accounts payable and accrued expenses (including related party) of $2.4 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 was attributable to capital expenditures of $3.2 million, an increase in capitalized software and web site development costs of $3.6 million, payment for net assets acquired of $37.5 million and the net purchase of short-term investments of $124.1 million. Net cash used in investing activities for the year ended December 31, 2005 was attributable to capital expenditures of $3.5 million, an increase in capitalized software and web site development costs of $7.3 million, and payment for acquisitions of $67.1 million, offset by funds released from escrow of $0.6 million. Net cash used in investing activities for the year ended December 31, 2004 was attributable to capital expenditures of $1.8 million, an increase in capitalized software and web site development costs of $2.3 million, payments for acquired assets of $7.3 million and funds released from escrow to third parties and other restricted cash of $1.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2006 was attributable to the receipt of cash proceeds from our public offering of $61.6 million, the exercise of employee stock options of $2.7 million, net proceeds from employee stock purchases under our employee stock purchase plan of $0.8 million and stock-based compensation windfall tax benefit of $2.3 million, offset by principal payments on notes payable and capital lease obligations of $0.7 million. Net cash provided by financing activities for the year ended December 31, 2005 was attributable to the receipt of cash proceeds from our initial public offering of $126.1 million and the exercise of employee stock options of $1.5 million, net proceeds from bank indebtedness of $47.9 million, offset by repayment of bank indebtedness of $48.5 million, and principal payments on capital lease obligations of $0.5 million. Net cash provided by financing activities for the year ended December 31, 2004 was attributable to the receipt of proceeds from the exercise of employee stock options of $0.6 million, offset by principal payments on capital lease obligations of $0.5 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Operating lease obligations	$16,292	$2,836	$5,993	$3,333	$4,130
Payments due to acquirees	6,008	2,627	3,381	—	—
Payments due to departed executive	766	479	287	—	—

Total contractual cash obligation	$23,066	$5,942	$9,661	$3,333	$4,130

Payments due to acquirees are non-interest bearing and fixed in nature.

Pursuant to employment or severance agreements with certain employees, as of December 31, 2006 we have a commitment to pay severance of approximately $6.5 million in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.

Credit Facility

On April 15, 2005 we and one of our subsidiaries, DealerTrack, Inc. entered into a $25.0 million revolving credit facility at an interest rate of LIBOR plus 150 basis points or prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of December 31, 2006 we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.

Our revolving credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	access our, or our existing or future subsidiaries’, cash flow and value and, therefore, to pay interest and/or principal on our other indebtedness or to pay dividends on our common stock;

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	sell assets, including our capital stock;

•	make certain investments, loans, advances, guarantees or acquisitions;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	incur liens; and

•	designate any of our, or the applicable subsidiary’s, future subsidiaries as unrestricted subsidiaries.

In addition, our revolving credit facility includes other and more restrictive covenants and prohibits our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our credit facilities also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. As of December 31, 2006, we are in compliance with all terms and conditions of our credit facility. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

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

Industry Trends

Our business is impacted by the volume of new and used automobiles financed or leased by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network. Our business may be affected by these and other industry and promotional trends in the indirect automotive finance market.

Effects of Inflation

Our monetary assets, consisting primarily of cash and cash equivalents, short-term investments and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, which are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, assuming the adjustments are not material. Any adjustments that are considered material would be corrected using the guidance in SFAS No. 154, Accounting Changes & Accounting Errors. SAB 108 is effective for the annual period ending after November 15, 2006. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this SAB did not have a material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. The adoption of this FASB Interpretation is not expected to have a material impact on our consolidated financial condition or results of operations.

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

Interest Rate Exposure

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $171.2 million invested in highly liquid money market instruments and tax-free and tax advantaged auction rate preferred securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2006, we had no borrowings outstanding under our credit facilities. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.:

We have completed an integrated audit of DealerTrack Holdings, Inc. 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Melville, New York
March 16, 2007

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$47,080	$103,264
Short-term investments	124,115	—
Accounts receivable — related party	398	5,386
Accounts receivable, net of allowances of $4,407 and $2,664 at December 31, 2006 and 2005, respectively	19,560	13,893
Prepaid expenses and other current assets	4,694	3,902
Deferred tax assets	2,483	910

Total current assets	198,330	127,355
Property and equipment, net	6,157	4,885
Software and web site developments costs, net	10,048	8,769
Intangible assets, net	37,918	39,550
Goodwill	52,499	34,200
Restricted cash	540	590
Deferred taxes and other long-term assets	16,021	5,266

Total assets	$321,513	$220,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,818	$2,367
Accounts payable — related party	—	2,021
Accrued compensation and employee benefits	10,111	7,589
Accrued other	11,978	8,674
Deferred revenues	3,166	3,267
Deferred tax liabilities	—	42
Due to acquirees	2,440	1,447
Capital leases payable	—	387

Total current liabilities	29,513	25,794

Capital leases payable — long-term	—	7
Due to acquirees — long-term	2,982	4,957
Deferred revenue and other long-term liabilities	4,681	3,186

Total liabilities	37,176	33,944

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized at December 31, 2006 and 2005, respectively; 39,358,769 and 35,379,717 shares outstanding at December 31, 2006 and 2005, respectively	393	354
Treasury stock, at cost, 1,219 Shares at December 31, 2006	(31)	—
Additional paid-in capital	289,490	214,471
Deferred stock-based compensation (APB 25 — deferred stock-based compensation)	(4,322)	(7,745)
Accumulated other comprehensive income (foreign currency)	37	157
Accumulated deficit	(1,230)	(20,566)

Total stockholders’ equity	284,337	186,671

Total liabilities and stockholders’ equity	$321,513	$220,615

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share and share amounts)

Revenue
Net revenue(1)	$173,272	$120,219	$70,044

Operating costs and expenses
Cost of revenue(1)(2)	70,843	50,132	29,665
Product development(2)	9,153	5,566	2,256
Selling, general and administrative(2)	72,537	54,690	30,401

Total operating costs and expenses	152,533	110,388	62,322
Income from operations	20,739	9,831	7,722
Interest income	4,289	282	54
Interest expense	(268)	(1,585)	(115)
Other income	1,373	—	—

Income before (provision) benefit for income taxes	26,133	8,528	7,661
(Provision) benefit for income taxes, net(3)	(6,797)	(4,060)	3,592

Net income	$19,336	$4,468	$11,253

Basic net income per share applicable to common stockholders(4)	$0.54	$0.17	$0.45
Diluted net income per share applicable to common stockholders(4)	$0.51	$0.12	$0.02
Weighted average shares outstanding	36,064,796	2,290,439	40,219
Weighted average shares outstanding assuming dilution	37,567,488	3,188,180	1,025,248

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

(1) Related party revenue	$33,380	$29,021	$19,070
Related party cost of revenue	1,840	3,216	3,306

(2)	Stock-based compensation expense recorded for the years ended December 31, 2006, 2005 and 2004 was classified as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cost of revenue	$1,115	$295	$286
Product development	361	95	84
Selling, general and administrative	9,200	1,600	1,263

(3)	See Note 11 of these financial statements for further information.

(4)	See Note 2 of these financial statements for earnings per share calculations.

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income	$19,336	$4,468	$11,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,915	22,763	10,873
Deferred tax (benefit) provision	(11,600)	2,301	(4,679)
Amortization of deferred stock-based compensation	10,676	1,990	1,633
Provision for doubtful accounts and sales credits	4,838	3,664	476
Gain on sale of property and equipment	(53)	(26)	(33)
Amortization of deferred interest	175	165	45
Deferred compensation	214	110	—
Stock-based compensation windfall tax benefit	(2,317)	—	—
Amortization of bank financing costs	124	411	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(9,290)	(11,052)	(2,717)
Accounts receivable — related party	4,988	(1,687)	(814)
Prepaid expenses and other current assets	(501)	(375)	(1,808)
Accounts payable and accrued expenses	4,878	3,764	2,763
Accounts payable — related party	(2,021)	1,310	(316)
Deferred revenue and other current liabilities	(193)	1,181	914
Other long-term liabilities	180	2,329	(456)
Deferred rent	357	399	—
Other long-term assets	(217)	508	28

Net cash provided by operating activities	45,489	32,223	17,162

Cash flows from investing activities
Capital expenditures	(3,228)	(3,453)	(1,825)
Funds released from/(placed into) escrow and other restricted cash	50	577	(984)
Purchase of short-term investments	(214,950)	—	—
Sale of short-term investments	90,835	—	—
Capitalized software and web site development costs	(3,636)	(7,293)	(2,302)
Proceeds from sale of property and equipment	58	31	5
Payment for net assets acquired, net of acquired cash	(37,519)	(67,059)	(7,318)

Net cash used in investing activities	(168,390)	(77,197)	(12,424)

Cash flows from financing activities
Principal payments on capital lease obligations	(394)	(492)	(496)
Principal payments on notes payable	(315)	—	—
Proceeds from the exercise of employee stock options	2,685	1,469	621
Proceeds from employee stock purchase plan	849	—	—
Purchase of treasury stock	(31)	—	—
Net proceeds from bank indebtedness	—	47,899	—
Repayment of bank indebtedness	—	(48,500)	—
Proceeds from public offerings, net of expenses	61,617	126,067	—
Stock-based compensation expense windfall tax benefit	2,317	—	—
Other	12	—	—

Net cash provided by financing activities	66,740	126,443	125

Net (decrease) increase in cash and cash equivalents	(56,161)	81,469	4,863
Effect of exchange rate changes on cash and cash equivalents	(23)	42	100
Beginning of year	103,264	21,753	16,790

End of year	$47,080	$103,264	$21,753

Supplemental disclosure
Non cash investing and financing activities:
Conversion of redeemable convertible participating preferred stock to common stock	$—	$72,226	$—
Assets acquired under capital leases	—	—	280
Acquisition of capitalized software through note payable	2,608	—	—
Accrued capitalized hardware and software	1,133	—	—
Goodwill adjustment	494	—	—
Deferred compensation expense reversal to equity	325	—	—
Cash paid for:
Income taxes	$13,707	$2,117	$1,071
Interest	82	1,417	115

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

									Accumulated		Total
					Common Stock,		Additional	Deferred	Other		Stockholders’
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Income
	(In thousands, except per share amounts)

Balance as of January 1, 2004	—	$—	13,690	—	—	—	2,679			(36,287)	(33,608)
Exercise of stock options	—	—	164,236	2	—	—	619	—	—	—	621
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	100	—	100	$100
Deferred stock-based compensation	—	—	—	—	—	—	5,153	(5,153)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	1,633	—	—	1,633
Net income	—	—	—	—	—	—	—	—	—	11,253	11,253	$11,253

Comprehensive income												$11,353

Balance as of December 31, 2004	—	—	177,926	2	—	—	8,451	(3,520)	100	(25,034)	(20,001)
Exercise of stock options	—	—	511,610	5	—	—	1,464	—	—	—	1,469
Tax benefit from the exercise of stock options	—	—	—	—	—	—	395	—	—	—	395
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	57	—	57	$57
Deferred stock-based compensation	—	—	—	—	—	—	4,010	(4,010)	—	—	—
Issuance of restricted stock grants	—	—	125,925	1	—	—	2,204	(2,205)	—		—
Stock-based compensation expense	—	—	—	—	—	—	—	1,684	—	—	1,684
Restricted stock amortization	—	—	—	—	—	—	—	306	—	—	306
Conversion of redeemable convertible participating preferred stock	—	—	26,397,589	264	—	—	71,962	—	—	—	72,226
Issuance of common stock — initial public offering	—	—	8,166,667	82	—	—	125,985	—	—	—	126,067
Net income	—	—	—	—	—	—	—	—	—	4,468	4,468	$4,468

Comprehensive income												$4,525

Balance as of December 31, 2005	—	$—	35,379,717	$354	—	—	$214,471	$(7,745)	$157	$(20,566)	$186,671
Exercise of stock options			387,748	4	—	—	2,681	—	—	—	2,685
Directors deferred compensation stock units	—	—	14,917	0	—	—	324	—	—	—	324
Issuances of common stock under employee stock purchase plan	—	—	42,137	0	—	—	849	—	—	—	849
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	150	—	—	—	150
Compensation expense related to the departure of an executive	—	—	—	—	—	—	4,892	112	—	—	5,004
Tax benefit from the exercise of stock options and restricted stock	—	—	—	—	—	—	2,317	—	—	—	2,317

									Accumulated		Total
					Common Stock,		Additional	Deferred	Other		Stockholders’
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Income
	(In thousands, except per share amounts)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(120)	—	(120)	(120)
Treasury stock	—	—	—	—	1	(31)		—	—	—	(31)
Issuance of restricted stock grants	—	—	784,250	8	—	—	(7)	—	—	—	1
Restricted stock grant reversal	—	—	—	—	—	—	(355)	355	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,877	—	—	1,877
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	2,011	—	—	—	2,011
Restricted stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	472	—	—	472
Restricted stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	1,162	—	—	—	1,162
Options and restricted share cancellations	—	—	—	—	—	—	(625)	625	—	—	—
Issuance of common stock — public offering	—	—	2,750,000	27	—	—	61,590	—	—	—	61,617
Other	—	—	—	—	—	—	30	(18)	—	—	12
Net income	—	—	—	—	—	—	—	—	—	19,336	19,336	19,336

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$19,216

Balance as of December 31, 2006	—	$—	39,358,769	$393	1	$(31)	$289,490	$(4,322)	$37	$(1,230)	$284,337

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description

DealerTrack Holdings, Inc. is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, DealerTrack has built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which, as of December 31, 2006, consisted of over 22,000 dealers, including over 89% of all franchised dealers in the United States; over 300 financing sources; including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

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

On an on-going basis, we evaluate our estimates, including those related to accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment and capitalized software and web site development costs, deemed value of common stock (prior to our initial public offering) for the purposes of determining stock-based compensation expense (see below), FAS 123(R) volatility and forfeiture assumptions, and income taxes, among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Prior to our initial public offering, our board of directors determined the fair market value of our common and preferred stock in the absence of a public market for these shares. For purposes of financial accounting for employee stock-based compensation expense and issuing preferred stock in acquisitions, prior to our initial public offering, management applied hindsight within each year to arrive at deemed values for the shares underlying the options that are higher than the fair market values originally assigned by the board. These deemed fair values were determined based on a number of factors, including input from independent valuation firms, our historical and forecasted operating results and cash flows, and comparisons to publicly-held companies. The deemed values were used to determine the amount of stock-based compensation expense recognized related to stock options, restricted common stock and preferred stock issuances in acquisitions.

Revenue Recognition

We recognize revenue in accordance with SAB, No. 104, Revenue Recognition in Financial Statements and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In addition, for certain subscription products and services we also recognize revenue under SOP 97-2, Software Revenue Recognition.

Transaction Services Revenue.  Transaction services revenue includes revenue earned from our financing source customers for each credit application that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solution, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as credit report providers, for each fee-bearing product accessed by dealers.

We offer web-based service to financing sources for the electronic receipt of credit application data and contract data for automotive financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and digital and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectibility is reasonably assured. Set-up fees charged to the financing sources for establishing connections, if any, are recognized ratably over the expected customer relationship period of three or four years, depending on the type of customer.

Our credit report service provides our dealer customers the ability to access credit reports from several major credit reporting agencies or resellers online. We sell this service based upon contracts with the customer or report provider, as applicable, that include fixed or determinable prices and that does not include the right of return or other similar provisions or other significant post service obligations. We recognize credit report revenue on a per transaction basis, when services are rendered and when collectibility is reasonably assured. We offer these credit reports on both a reseller and an agency basis. We recognize revenue from all but one provider of credit reports on a net basis due to the fact that we are not considered the primary obligor, and recognize revenue gross with respect to one of the providers as we have the risk of loss and are considered the primary obligor in the transaction.

Subscription Services Revenue.  Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to obtain consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three or four years, depending on the type of customer. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.

Our revenue is presented net of a provision for sales credits, which is estimated based on historical results, and established in the period in which services are provided.

Shipping Costs

Shipping charges billed to customers are included in net revenue, and the related shipping costs are included in cost of revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturity of three months or less.

Short-term Investments

We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Short-term investments as of December 31, 2006 consist of auction rate securities that are invested in tax-exempt and tax-advantaged securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. There were no unrealized gains (losses) as of December 31, 2006.

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

Translation of Non-U.S. Currencies

We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2006, 2005 and 2004.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Software and Web Site Development Costs and Amortization

We account for the costs of software and web site development costs developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and web site development costs are amortized on a straight-line basis over estimated useful lives ranging from two to three years. Capitalized software and web site development costs, net were $10.0 million and $8.8 million as of December 31, 2006 and 2005, respectively. Amortization expense totaled $5.8 million, $2.0 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill, Other Intangibles and Long-lived Assets

We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for impairment by comparing the fair value of our one reporting unit to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of our reporting unit using a market capitalization approach. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. We perform our annual goodwill impairment test on October 1 of every year or when there is a triggering event. Our estimate of the fair value of the reporting unit was in excess of its carrying value as of October 1, 2006, 2005 and 2004.

Long-lived assets, including property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, we could be required to recognize impairment charges in the future.

We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period.

During July 2006, we entered into a contractual arrangement with a third-party service provider that provides services related to the integration between different software applications on an automotive dealer’s desktop. As part of the contractual terms we agreed to prepay approximately $1.1 million of the contract for various future services to be provided. During the fourth quarter of 2006, we were contacted by the third-party provider and notified that they would be unable to perform under the terms of the contract and did not have the financial capability to repay the $1.1 million . As of December 31, 2006, management concluded that this asset was impaired and wrote off the entire amount of $1.1 million during the fourth quarter of 2006 to cost of revenue. We may elect to initiate foreclosure proceedings against the third-party service provider with respect to the provider’s intellectual property, which was pledged to guarantee the provider’s service obligations.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS No. 109) which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $0.9 million, $0.7 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and receivables from clients. We place our cash, cash equivalents and short-term investments with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectibility and perform ongoing credit evaluations of customers’ financial condition. For the years ended December 31, 2006 and 2005 no customer accounted for more than 10% of our accounts receivable. For the years ended December 31, 2006, 2005 and 2004 no customer accounted for more than 10% of our revenue.

Our revenue is generated from customers associated with the automotive industry.

Net Income per Share

For the year ended December 31, 2006, we computed net income per share in accordance SFAS No. 128, Earnings per Share. For the years ended December 31, 2005 and 2004, we computed net income per share in accordance with SFAS No. 128 and EITF No. 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128. Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options which are in the money are exercised at the beginning of the period and the proceeds used by DealerTrack to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net income:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Numerator:
Net income	$19,336	$4,468	$11,253
Amount allocated to participating preferred stockholders under two-class method(1)	—	(4,072)	(11,235)

Net income applicable to common stockholders	$19,336	$396	$18

Denominator:
Weighted average common stock outstanding (basic)	36,064,796	2,290,439	40,219
Common equivalent shares from options to purchase common stock, restricted stock and contingent Long-Term Incentive Equity Awards	1,502,692	897,741	985,029

Weighted average common stock outstanding (diluted)	37,567,488	3,188,180	1,025,248

Basic net income per share applicable to common stockholders	$0.54	$0.17	$0.45

Diluted net income per share applicable to common stockholders	$0.51	$0.12	$0.02

(1)	Not applicable for the year ended December 31, 2006, as all outstanding participating preferred stock was converted into common stock upon our initial public offering in December 2005.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Year Ended December 31,
	2006	2005	2004

Stock options	819,500	100,275	5,624
Restricted common stock	59,667	—	—
Preferred stock	—	24,765,127	24,765,127

Total	879,167	24,865,402	24,770,751

Stock-Based Compensation

We maintain several share-based incentive plans. We grant stock options to purchase common stock and grant restricted common stock. In January 2006, we began offering an employee stock purchase plan that allows employees to purchase our common stock at a 15% discount each quarter through payroll deductions. See Note 12 for further disclosure on our share-based incentive plans.

Effective January 1, 2006, we adopted SFAS 123(R), which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period.

As permitted by SFAS 123(R), we elected the prospective transition method because we previously applied the minimum value method, as a private company, under FAS 123. Under this method, prior periods are not revised. We use the Black-Scholes and binomial lattice-based valuation pricing models, which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of expected options or restricted common stock that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new or modified stock awards on the effective date. In March 2005, the SEC issued SAB No. 107 relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards, that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) to the method otherwise required by paragraph 81 of SFAS No. 123(R). We elected to calculate the pool of excess tax benefits using the long form method.

On December 13, 2005, we commenced an initial public offering of our common stock. Prior to our initial public offering, we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. SFAS 123(R) requires that a company that measured awards using the minimum-value method for SFAS 123 prior to the filing of its initial public offering, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum-value method in its financial statements. As a result, we will continue to account for pre-initial public offering awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-initial public offering awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards on the day of grant.

Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $3.7 million, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted common stock awards. For the year ended December 31, 2006, we recorded stock-based compensation expense of $7.0 million, in accordance with APB No. 25, using the intrinsic value approach to measure compensation expense.

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 (in thousands, except per share amounts):

Year Ended
December 31,
2006

Stock options, restricted common stock and employee stock purchase plan compensation expense recognized:
Cost of revenue	$753
Product development	252
Selling, general and administrative	2,658

Total stock-based compensation expense	3,663
Related deferred income tax benefit	(1,429)

Decrease in net income	$2,234

Decrease in basic earnings per share	$0.06
Decrease in diluted earnings per share	$0.06

Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.

Prior to the effective date of SFAS No. 123(R), we applied APB No. 25 and related interpretations for our stock option and restricted common stock grants. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant.

Prior to our initial public offering in December 2005, we granted certain of our employees, officers and directors options to purchase common stock at exercise prices that the board of directors believed, at the time of grant, were equal to or greater than the values of the underlying common stock and restricted common stock. Prior to our initial public offering, our board determined these values principally based on valuation reports. Under the provisions of APB No. 25, in general, if the exercise price of stock awards granted to employees is equal to the fair market value of the underlying stock on the date of grant, no stock-based compensation cost is recognized. In connection with the preparation of the consolidated financial statements for our initial public offering we noted that the fair value of shares subject to a number of equity awards granted during several quarters prior to our initial public offering were significantly less than the valuations that our underwriters were discussing with us in connection with our preparations for our initial public offering. Therefore, we reassessed the fair market value of our common stock to determine whether the equity awards granted during this period had a compensatory element that should be reflected in our consolidated financial statements. The reassessed fair values were based on contemporaneous and retrospective valuations performed and approved by the board of directors. The valuations considered a number of factors including (i) business risks we faced and key company milestones; (ii) comparable company and industry analysis; and (iii) anticipated initial public offering price per share and the timing of the initial public offering.

As a result of the above fair value reassessment, we recorded APB 25 deferred stock-based compensation expense relating to stock option and restricted common stock grants during the year ended December 31, 2005 of $4.0 million and $2.2 million, respectively, and during the year ended December 31, 2004 we recorded APB 25 deferred stock-based compensation expense relating to stock option grants of $5.2 million. For the years ended December 31, 2006, 2005 and 2004, we recorded APB 25 stock-based compensation expense relating to stock option grants in the amount of $1.9 million (not including charge related to the departure of an executive officer, refer to Note 13), $1.7 million and $1.6 million, respectively. For the years ended December 31, 2006, 2005 and 2004, we recorded APB 25 stock-based compensation expense relating to restricted common stock grants in the amount of $0.5 million (not including charge related to the departure of an executive officer, refer to Note 13), $0.3 million and zero, respectively. Subsequent to the effective date of our initial public offering, all options to purchase common stock have been granted with an exercise price equal to the fair market value of the underlying stock on the date of grant, as quoted on the NASDAQ. Under the provisions of APB 25, no stock-based compensation was recognized related to these grants.

The table below summarizes the stock options and restricted common stock granted during 2004 and 2005 that resulted in stock-based compensation expense:

		Number	Exercise	Fair	Intrinsic
		of	Price	Market	Value
	Grant	Options/	Per	Value Per	Per
	Date	Shares	Share	Share	Share

Stock options:	May 2004	761,544	$2.80	$5.86	$3.06
	July 2004	25,000	2.80	5.86	3.06
	August 2004	699,450	2.80	6.73	3.93
	May 2005	964,850	12.92	17.10	4.18
	June 2005	30,000	12.92	17.10	4.18
	July 2005	75,125	17.08	18.00	0.92

	Total stock options	2,555,969

Restricted common stock:	May 2005	101,000	n/a	17.10	17.10
	June 2005	3,500	n/a	17.10	17.10
	July 2005	3,500	n/a	18.00	18.00
	December 2005	17,925	n/a	19.80	19.80

	Total restricted common stock	125,925

The intrinsic value per stock option is being recognized as compensation expense over the applicable vesting period. Additionally, the fair value of the restricted common stock is being recognized as compensation expense over the applicable vesting period. For the year ended December 2006 and 2005, we recorded stock-based compensation expense relating to restricted stock grants in the amount of $1.9 million and $0.3 million, respectively.

For the year ended December 31, 2006, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

Expected life (in years)(1)	6.25
Risk-free interest rate	4.41%
Expected volatility(2)	47%
Expected dividend yield	0%

(1)	For the year ended December 31, 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to limited history, we believe we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	For the year ended December 31, 2006 we estimated our expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.

Refer to Note 12 for the weighted-average assumptions used in determining the expense for our Long-Term Incentive Equity Awards.

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during 2006, 2005 and 2004 was $11.17, $5.66 and $3.42, respectively.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings, assuming the adjustments are not material. Any adjustments that are considered material would be corrected using the guidance in SFAS No. 154, Accounting Changes & Accounting Error . SAB 108 is effective for the annual period ending after November 15, 2006. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this SAB did not have a material impact on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. The adoption of this FASB Interpretation is not expected to have a material impact on our consolidated financial condition or results of operations.

3.	Business Combinations

DealerWare L.L.C. (DealerWare)

On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. DealerWare is a provider of aftermarket menu-selling software and other dealership software. DealerWare’s software suite also includes reporting and compliance solutions that complement DealerTrack’s existing products. The aggregate purchase price was $5.2 million in cash (including estimated direct acquisition costs of approximately $0.2 million). Certain DealerWare employees are eligible for a retention bonus if they remain employed by DealerTrack for twelve months from their start date or if employment is sooner terminated by DealerTrack without cause. As part of the asset purchase agreement, the DealerWare selling parties and DealerTrack are each liable for 50% of the estimated $0.5 million retention bonus. The selling parties’ portion is held by us in escrow and recorded by us as a short-term liability, and our portion will be recorded as compensation expense at the earlier of the termination without cause or the employees twelve-month anniversary. Amounts not paid from escrow will be returned to the selling parties. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$12
Intangible assets	2,200
Goodwill	2,942

Total assets acquired	5,154
Total liabilities assumed	—

Net assets acquired	$5,154

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $1.3 million of the purchase price has been allocated to customer contracts and approximately $0.9 million to purchased technology. These intangibles are being amortized on a straight-line basis over eighteen months to three years based on each intangible’s estimated useful life. We also recorded approximately $2.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

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

Current assets	$1,261
Property and equipment	537
Other long-term assets	14
Intangible assets	11,192
Goodwill	11,718

Total assets acquired	24,722
Total liabilities assumed	(167)

Net assets acquired	$24,555

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $5.9 million of the purchase price has been allocated to customer contracts, $4.4 million to a partner agreement, $0.5 million to purchased technology and $0.4 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over two to five years based on each intangible’s estimated useful life. We also recorded approximately $11.7 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

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

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $1.3 million of the purchase price has been allocated to customer contracts, $0.7 million to purchased technology and $0.3 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over two years based on each intangible’s estimated useful life. We also recorded approximately $3.7 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. No pro forma information is included as the acquisition of DealerWire did not have a material impact on our consolidated results of operations.

The results of DealerWire were included in our Consolidated Statement of Operations from the date of the acquisition.

Automotive Lease Guide (alg), LLC and Automotive Lease Guide (alg) Canada, Inc. (collectively, ALG)

On May 25, 2005, we acquired substantially all the assets and certain liabilities of ALG for a purchase price of $40.1 million (including direct acquisition costs of approximately $0.6 million) in cash and notes payable to ALG. The amount of deferred purchase price payable to the prior owners of ALG is $0.8 million per year for 2006 through 2010. Additional consideration of $11.3 million may be paid contingent upon certain future increases in revenue of Automotive Lease Guide (alg), Inc. and another of our subsidiaries through December 2009. For the years ended December 31, 2006 and 2005, we paid $0.2 million and $0.1 million of additional consideration. The remaining potential contingent consideration as of December 31, 2006 is $11.0 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet. We did not acquire the equity interest in us owned by ALG as part of the acquisition. ALG’s products and services provide lease residual value data for new and used leased automobiles and guidebooks and consulting services related thereto, to manufacturers, financing sources, investment banks, automobile dealers and insurance companies. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$95
Property and equipment	178
Other long-term assets	581
Intangible assets	21,450
Goodwill	17,921

Total assets acquired	40,225
Total liabilities assumed	(88)

Net assets acquired	$40,137

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $12.8 million of the purchase price has been allocated to database and customer contracts, $8.5 million to the ALG trade name and $0.2 million to purchased technology. These intangibles are being amortized on a straight-line basis over two to ten years based on each intangible’s estimated useful life. We also recorded approximately $17.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of ALG were included in our Consolidated Statement of Operations from the date of the acquisition.

North American Advanced Technology, Inc. (NAT)

On May 23, 2005, we acquired substantially all the assets and certain liabilities of NAT. NAT’s products and services streamline and automate many traditionally time-consuming and error-prone manual processes of administering aftermarket products, such as extended service contracts, and guaranteed asset protection coverage. The purchase price was $8.7 million (including direct acquisition costs of approximately $0.3 million) in cash. This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value at the date of acquisition as follows (in thousands):

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

Chrome Systems Corporation (Chrome)

On May 10, 2005, we acquired substantially all the assets and certain liabilities of Chrome for a purchase price of $20.4 million (including direct acquisition costs of approximately $0.4 million) in cash. Chrome’s products and services enable dealers, manufacturers, financing sources, Internet portals, consumers and insurance companies to configure, compare, and price automobiles on a standardized basis. This provides more accurate valuations for both consumer trade-ins and dealers’ used automobile inventory. This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value at the date of acquisition as follows (in thousands):

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

GO BIG! Software, Inc. (Go Big)

On January 1, 2005, we acquired substantially all the assets and certain liabilities of Go Big for a purchase price of $1.9 million (including direct acquisition costs of approximately $50,000 and additional contingent purchase price of $0.7 million) in cash. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet. This acquisition expanded our product and service offerings to provide an electronic menu-selling tool to automotive dealers. This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value at the date of acquisition as follows (in thousands):

Current assets	$43
Intangible assets	1,173
Goodwill	747

Total assets acquired	1,963
Total liabilities assumed	(38)

Net assets acquired	$1,925

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

Lease Marketing Ltd. and its Subsidiaries (collectively “LML”)

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

Current assets	$177
Property and equipment	183
Intangible assets	10,140
Goodwill	7,400

Total assets acquired	17,900
Total liabilities assumed	(5,020)

Net assets acquired	$12,880

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

DealerAccess Inc. (dealerAccess)

On January 1, 2004, we acquired 100% of the outstanding common stock of DealerAccess, a company whose wholly-owned subsidiary, DealerAccess Canada, Inc., an Ontario, Canada corporation, offers credit application processing and credit bureau products and services similar to ours. This acquisition expanded our dealer and financing source customer base to Canada. The aggregate purchase price was $2.4 million in cash (including direct acquisition costs of approximately $0.2 million). This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value (in thousands):

Current assets	$698
Property and equipment	522
Intangible assets	1,977

Total assets acquired	3,197
Total liabilities assumed	(837)

Net assets acquired	$2,360

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $1.9 million of the purchase price has been allocated to customer contracts and $0.1 million to a non-compete agreement. The amounts allocated to customer contracts and the non-compete agreement are being amortized on a straight-line basis over two years. We originally recorded approximately $0.7 million in goodwill, which during 2006 was adjusted to zero as we reversed to goodwill a purchase accounting valuation allowance that was established for an acquired deferred tax benefit that we utilized.

DealerAccess Purchase Price Adjustment

In connection with the purchase of DealerAccess on January 1, 2004, we had a contractual agreement with the seller providing that (i) if the seller or any of its related parties submitted one or more on-line credit applications prior to December 31, 2006 in regard to purchases of vehicles, other than recreational or marine vehicles, to any third-party which offers services in Canada that are similar to the credit application portal services and (ii) the aggregate volume of the funded transactions submitted by the seller or any of its related parties to DealerAccess through the portal during the period beginning January 1, 2004 through December 31, 2006 is less than the volume defined in the purchase agreement, then the purchase price would be adjusted downward.

We were made aware during 2006 that a party related to the seller began submitting on-line electronic credit applications through a competing portal. After the contractual measurement period expired on December 31, 2006, we calculated the purchase price adjustment of $1.4 million. The adjustment was paid by the seller in February 2007. We recorded this purchase price adjustment to other income during the fourth quarter 2006, as DealerAccess had no remaining goodwill or identifiable intangibles from purchase accounting.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary presents consolidated results of operations for DealerTrack as if the acquisitions of DealerWare, Global Fax, ALG, NAT and Chrome had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Year Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net revenue	$177,213	$138,567
Net income (loss) applicable to common stockholders	$19,284	$(91)
Basic net income (loss) per share applicable to common stockholders	$0.53	$(0.04)
Diluted net income (loss) per share applicable to common stockholders	$0.51	$(0.03)

4.	Related Party Transactions

Service Agreement with Related Parties — Financing Sources

We have entered into agreements with the automotive financing source affiliates of certain of our current and former stockholders. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically and several have subscribed to our data services and other products. Under the agreements to receive credit application data and transmit credit decisions electronically, the automotive financing source affiliates of our stockholders have “most favored nation” status, granting each of them the right to no less favorable pricing terms for certain of our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of the automotive financing source affiliates of these stockholders also restrict our ability to terminate such agreements.

The total amount of net revenue from these related parties for the years ended December 31, 2006, 2005 and 2004 was $30.7 million, $27.0 million and $18.1 million, respectively. The total amount of accounts receivable from these related parties as of December 31, 2006 and 2005 was zero and $4.5 million, respectively.

During 2004, in connection with an eContracting subsidy program, subject to compliance with certain conditions, we agreed to pay development costs up to $150,000, marketing costs for agreed upon projects in connection with promoting participation in eContracting up to a maximum amount of $50,000 and a one-time utilization incentive payment of $50,000 to certain automotive financing source affiliates of our stockholders. When utilized in future periods, amounts paid for development costs and utilization incentives will be recorded against revenue. Amounts paid for marketing costs were recorded to selling, general and administrative expenses. We paid $0.5 million for development costs and utilization incentives and $0.1 million for marketing costs to related parties during 2004. We paid an additional $0.1 million for marketing costs to related parties during 2005. No amounts were paid during 2006.

We have entered into agreements with certain automotive finance affiliates of our stockholders whereby we share a portion of our eContracting subscription revenue with each such party. The total amount of expense to these related parties for the years ended December 31, 2006 and 2005 were $0.1 million and $0.1 million, respectively. The total amount of accrued expenses to these related parties as of December 31, 2005 was $0.1 million.

As a result of our October 12, 2006 public offering, we no longer had a financing source as a related party.

Service Agreements with Related Parties — Other Service and Information Providers

During 2003, we entered into an agreement with a stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product, with this related party, subject to certain minimums. The total amount of expense to this related party for the years ended December 31, 2006, 2005 and 2004 were $1.7 million, $2.6 million and $1.9 million, respectively. The total amount of accrued expenses to this related party as of December 31, 2006 and 2005 were zero and $0.9 million, respectively. As of December 31, 2006, this service provider did not own at least 5% of our shares and is no longer considered a related party.

During 2003, we entered into several agreements with stockholders or their affiliates that are service providers for automotive dealers. Automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through these related parties. We earn revenue, subject to certain maximums where applicable, from these related parties for each credit report or customer lead that is accessed using our web-based service; one of these related parties has also subscribed to our data services products. The total amounts of net revenue from these related parties for the years ended December 31, 2006, 2005 and 2004 were $2.7 million, $1.9 million and $0.9 million. The total amount of accounts receivable from these related parties as of December 31, 2006 and 2005 was $0.4 million and $0.8 million, respectively.

5.	Property and Equipment

Property and equipment are recorded at cost and consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2006	2005

Computer equipment	3	$9,671	$9,470
Office equipment	5	1,245	1,721
Furniture and fixtures	5	1,627	1,427
Leasehold improvements	5-7	636	460

		13,179	13,078
Less: Accumulated depreciation and amortization		(7,022)	(8,193)

Total property and equipment, net		$6,157	$4,885

Depreciation and amortization expense related to property and equipment was approximately $2.8 million, $2.1 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.	Intangible Assets

Intangible assets principally are comprised of customer contracts, database, trademarks, licenses, patents, non-competition agreements and a partner agreement. The amortization expense relating to intangible assets is recorded as a cost of revenue. As of December 31, the gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (in thousands):

	December 31,		December 31,
	2006		2005
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)

Customer contracts	$19,308	$(10,904)	$22,150	$(15,160)	1-3
Database	15,900	(6,666)	15,900	(3,873)	3-6
Trade names	10,500	(3,428)	10,500	(2,365)	5-10
Patents/technology	16,031	(8,806)	15,591	(5,202)	2-5
Non-compete agreement	3,308	(1,738)	2,749	(1,139)	2-5
Partner agreement	4,400	(206)	—	—	5
Other	900	(681)	900	(501)	5

Total	$70,347	$(32,429)	$67,790	$(28,240)

The amortization expense charged to income was $17.3 million in 2006, $18.6 million in 2005 and $6.5 million in 2004.

Amortization expense that will be charged to income for the subsequent five years is estimated, based on the December 31, 2006 book value, to be $16.4 million in 2007, $8.6 million in 2008, $5.2 million in 2009, $3.7 million in 2010, $1.6 million in 2011 and $2.4 million thereafter.

7.	Goodwill

The changes in the carrying amount of goodwill in 2006 are as follows (in thousands):

Balance as of January 1, 2006	$34,200
Acquisition of DealerWire (see Note 3)	3,734
Acquisition of Global Fax (see Note 3)	11,718
Acquisition of DealerWare (see Note 3)	2,942
Purchase price adjustments — ALG (see Note 3)	306
Purchase price adjustments — Go Big (see Note 3)	361
Recognition of acquired tax benefits related to dealerAccess (see Note 3 and 11)	(746)
Other adjustments	(16)

Balance as of December 31, 2006	$52,499

The changes in the carrying amount of goodwill in 2005 are as follows (in thousands):

Balance as of January 1, 2005	$12,781
Acquisition of Go Big (see Note 3)	386
Acquisition of ALG (see Note 3)	17,615
Acquisition of NAT (see Note 3)	4,497
Acquisition of Chrome (see Note 3)	2,039
Recognition of acquired tax benefits to Credit Online (see Note 11)	(2,444)
LML purchase price adjustment	(674)

Balance as of December 31, 2005	$34,200

8.	Other Accrued Liabilities

Following is a summary of the components of other accrued liabilities (in thousands):

	December 31,	December 31,
	2006	2005

Professional fees	$1,167	$2,033
Software licenses	1,184	—
Customer deposits	2,685	2,820
Revenue share	1,926	815
Servicing costs	128	416
Public company costs	625	—
Severance	489	—
Initial public offering	—	495
Taxes	1,774	—
Other	2,000	2,095

Total other accrued liabilities	$11,978	$8,674

9.	Public Offerings

On October 12, 2006, we completed the public offering of 11,500,000 shares of our common stock at a price of $23.76 per share. In this offering, we sold 2,750,000 shares of our common stock and certain of our stockholders sold 8,750,000 shares of our common stock, including 1,500,000 shares of our common stock sold by the selling stockholders in connection with the full exercise of the underwriters’ over-allotment option. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders. We received net proceeds of $61.6 million after the exercise of the over-allotment, after deducting the underwriting discounts and commissions, financial advisory fees and expenses of the offering.

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

In connection with and upon closing of our initial public offering, the following events occurred:

•	On December 13, 2005, the effective date of the offering, our redeemable convertible participating preferred stock converted into 26,397,589 shares of our common stock. In connection with the conversion, all rights and preferences of the convertible preferred stock terminated.

•	The amended and restated certificate of incorporation authorized us to issue two classes of stock to be designated, respectively, common stock, par value $0.01 per share, and preferred stock, par value $0.01 per share. The total number of shares that we shall have the authority to issue is 185,000,000 shares, 175,000,000 shares of which shall be common stock and 10,000,000 shares of which shall be preferred stock.

•	We repaid $43.5 million in credit facilities.

•	We increased the authorized number of shares of common stock and preferred stock from 30,000,000 shares and zero to 175,000,000 and 10,000,000, respectively.

On December 22, 2005, in connection with the full exercise of the underwriters’ over-allotment option, 1,500,000 additional shares of common stock were sold by us at the initial public offering price to the public of $17.00 per share. After deducting the underwriting discount of $1.8 million, net proceeds from the over-allotment were $23.7 million.

10.	401(k) Plan

During 2001, we established a 401(k) plan, which covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the qualifying portion of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Contributions under such plans for the years ended December 31, 2006, 2005 and 2004 were $1.0 million, $0.5 million and $0.3 million, respectively.

11.	Income Taxes

The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$23,554	$7,944	$7,856
Canada	2,579	584	(195)

	$26,133	$8,528	$7,661

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current tax:
Federal	$15,558	$908	$301
State and local	2,839	851	787
Canada	—	—	(1)

Total current tax	18,397	1,759	1,087

Deferred tax:
Federal	(8,510)	1,631	(3,691)
State and local	(471)	670	(988)
Canada	(2,619)	—	—

Total deferred tax	(11,600)	2,301	(4,679)

Provision (benefit) for income taxes, net	$6,797	$4,060	$(3,592)

Our provision for income taxes for the year ended December 31, 2006 includes approximately $206,000 of additional tax expense that relates to prior periods.

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

Deferred tax assets and liabilities as of December 31, 2006 and 2005 consisted of the amounts shown below:

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$4,256	$5,615
Depreciation and amortization	395	243
Deferred compensation	4,984	1,375
Acquired intangibles	8,097	4,458
Tax credits	433	424
Other	3,037	1,588

	21,202	13,703
Deferred tax liabilities:
Capitalized software and web site development	(2,224)	(3,436)
Other	(561)	(18)

	18,417	10,249
Deferred tax asset valuation allowance	(214)	(4,245)

	$18,203	$6,004

As required by SFAS No. 109, the conclusion that it is more likely than not that the net deferred tax asset of approximately $18.2 million and $6.0 million at December 31, 2006 and 2005, respectively, would be realized was based on careful evaluation of the nature and weight of all of the available positive and negative evidence in accordance with SFAS No. 109. In reaching our conclusion, we balanced the weight of both the negative and positive evidence including cumulative losses; recent positive earnings; the expected level of future earnings; the length of the carry forward periods applicable to the deferred tax assets; and the change in business activity in recent years as compared to the initial years of operation.

For the year ended December 31, 2005, the deferred tax asset valuation allowance of $4.2 million represents a valuation allowance against the deferred tax assets of our Canadian operations. As of December 31, 2006 the remaining valuation allowance previously carried against the deferred tax assets of our Canadian operations was released in its entirety. $0.7 million of this benefit was reflected as an adjustment to goodwill. The reversal of our Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that our Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of September 30, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operating performance.

As of December 31, 2005, the $3.3 million valuation allowance previously carried against the net operating loss carryforward of Credit Online Inc. was released in its entirety. This benefit was reflected as an adjustment to goodwill.

As of December 31, 2006 and 2005, we had U.S. net operating loss carryforwards of $6.7 million and $7.6 million, respectively. As of December 31, 2006 and 2005, the utilization of $6.7 million and $7.6 million, respectively, of these loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning 2018.

As of December 31, 2006 and 2005, we had Canadian net operating loss carryforwards of $5.4 million and $8.4 million, respectively. These losses are available to reduce future taxable income and expire in varying amounts from 2007 to 2010.

The difference in income tax expense between the amount computed using the statutory federal income tax rate and our effective tax rate is primarily due to state taxes and the change in the valuation allowance. The effect of change in tax rate for 2006 and 2005 represents the tax impact of a change in the estimated effective tax rate applicable to our deductible and taxable temporary differences for purpose of determining our deferred tax assets and liabilities. The change in the estimated effective tax rate was made in order to reflect the tax rate at which our temporary differences are expected to reverse in future years.

The analysis of the effective tax rate for 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004

Pre-tax book income	35.0%	34.0%	34.0%
State taxes	6.0%	10.7%	(2.5)%
Foreign rate differential	0.2%	(2.3)%	—
Deferred tax rate adjustment	2.3%	5.6%	—
Valuation allowance and other	(17.5)%	(0.4)%	(78.4)%

Total	26.0%	47.6%	(46.9)%

We do not provide for deferred taxes on the temporary differences related to investments in foreign subsidiaries since such profits are considered to be permanently invested.

12.	Stock Option and Deferred Compensation Plans

2001 Stock Option Plan

Options granted under the 2001 Stock Option Plan were all non-qualified stock options. Effective May 26, 2005, no options are available for future grant under the 2001 Stock Option Plan.

2005 Incentive Award Plan

In May 2005, our board of directors adopted, and our stockholders approved, our 2005 Incentive Award Plan. 3,100,000 shares of common stock are reserved for issuance under the 2005 Incentive Award Plan, as well as 79,800 shares of common stock that were previously available for grant under the 2001 Stock Option Plan, and any shares underlying any existing grants under our 2001 Stock Option Plan that are forfeited. The maximum number of shares that may be subject to awards granted under the 2005 Incentive Award Plan to any individual in any fiscal year is 750,000. As of December 31, 2006, 518,293 shares were available for future issuance.

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

The following table summarizes the activity under our stock option plans as of December 31, 2006:

	Number of	Weighted-Average
	Shares	Exercise Price

Balance as of January 1, 2005	3,554,551	$6.2216
Options Granted	875,800	$21.5023
Options Exercised	(387,748)	$6.9244
Options Cancelled	(145,155)	$15.7200

Balance as of December 31, 2006	3,897,448	$9.2395

The intrinsic value of the stock options exercised during the year ended December 31, 2006 was approximately $6.3 million based upon an average stock price of $23.1368.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2006:

		Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average	Weighted-	Aggregate
	Number of	Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Shares	Contractual	Exercise	Value	Number	Contractual	Exercise	Value
Exercise Price Range	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Price	(’000)

$2.80-$25.39	3,897,448	7.0793	$9.2395	$54,163	2,129,706	6.2398	$4.7145	$39,233

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our average stock price of $23.1368 for the year ended December 31, 2006.

We have granted restricted common stock to certain employees and directors under the 2005 Incentive Award Plan. The awards are subject to an annual cliff vest of three and four years from the date of grant.

A summary of the status of the non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Restricted Common Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Non-vested as of January 1, 2006	125,925	$17.5094
Awards granted	796,200	$19.8455
Awards vested	(48,323)	$17.9331
Awards canceled/expired/forfeited	(15,150)	$20.1569

Non-vested as of December 31, 2006	858,652	$19.6050

As of December 31, 2006, there was $10.3 million and $12.0 million of unamortized APB 25 and FAS 123(R) stock-based compensation expense related to stock option and restricted common stock awards, respectively. The unamortized stock-based compensation expense related to stock options is expected to be recognized on a straight line basis over an estimated period of four years. Of the $12.0 million of deferred stock-based compensation expense related to restricted common stock awards, $4.1 million is expected to be recognized on a straight-line basis over an estimated period of three to four years. The remaining $7.9 million of deferred restricted common stock-based compensation relates to the long-term incentive equity awards. Refer to the section “Long-Term Incentive Equity Awards”, in this footnote, for expense recognition information.

Employee Stock Purchase Plan

In May 2005, our board of directors adopted, and our stockholders approved, an Employee Stock Purchase Plan (ESPP). The ESPP became effective on December 14, 2005, upon the filing of a registration statement on Form S-8. The total number of shares of common stock reserved under the ESPP is 1,500,000 and the total number of shares available for future issuance as of December 31, 2006 under the ESPP is 1,457,863. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2006, 42,137 shares of common stock were issued under the ESPP. The compensation expense that we recorded for the year ended December 31, 2006 related to the ESPP was $0.2 million.

Employees’ Deferred Compensation Plan

In May 2005, our board of directors adopted our Employees’ Deferred Compensation Plan. The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management or highly compensated employees to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Employees’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of December 31, 2006, no deferred stock units were issued under the Employees’ Deferred Compensation Plan. As of December 31, 2006, there are 150,000 shares of common stock reserved and available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

In May 2005, our board of directors adopted our Directors’ Deferred Compensation Plan. The Directors’ Deferred Compensation Plan is a non-qualified retirement plan. The Directors’ Deferred Compensation Plan allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Directors’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code. As of December 31, 2006, 14,917 deferred stock units were recorded under a memo account and 75,000 shares of common stock are reserved and available for distribution under the Directors’ Deferred Compensation Plan.

Long Term Incentive Equity Awards

On August 2 and November 2, 2006, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares and 35,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any. In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value expense of the EBITDA Performance Award and Market Value Award is $5.8 million (prior to estimated forfeitures) and $2.4 million (including estimated forfeitures), respectively. The expense recognition for the EBITDA Performance Award is taken when management believes with 100% certainty that the performance target will be achieved. As we are not 100% certain that the performance targets will be achieved, no expense has been recorded in regard to the EBITDA Performance Award as of December 31, 2006. We will re-evaluate this condition at each balance sheet date. The total value of the Market Value Award is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied.

The fair value of the EBITDA Performance Award for the year ended December 31, 2006 has been estimated on the date of grant using a Black-Scholes valuation pricing model with the following weighted-average assumptions

	August 2, 2006	November 2, 2006

Expected volatility	40.00%	40.00%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	3.42	3.16
Risk-free interest rate	4.99%	4.91%
Weighted-average fair value of EBITDA Performance Award	$18.95	$25.39

The number of restricted common stock awards that management expects to be earned for the Market Value Award for the year ended December 31, 2006 has been estimated on the date of grant using a binomial lattice-based valuation pricing model with the following weighted-average assumptions:

	August 2, 2006	November 2, 2006

Expected volatility	40.00%	40.00%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	1.41-3.42	1.16-3.16
Risk-free interest rate	4.83-4.99%	4.55-4.91%
Weighted-average fair value of Market Value Award	$18.95	$25.39

13.	Commitments and Contingencies

Operating Leases

We lease our office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through October 15, 2015. Total lease expense under operating leases was $2.9 million, $2.4 million and $1.0 million for the years ending December 31, 2006, 2005 and 2004, respectively.

Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending December 31,

2007	$2,836
2008	2,297
2009	2,006
2010	1,690
2011	1,640
Thereafter	5,823

$16,292

Capital Leases

The following is an analysis of the leased property under capital leases by major property class (in thousands):

	As of December 31,
	2006	2005

Computer equipment	$—	$1,526
Less: Accumulated depreciation	—	(1,097)

	$—	$429

Executive Severance Commitment

During the third quarter of 2006, we recorded a charge of approximately $5.8 million (includes $5.0 million in non-cash stock-based compensation and approximately $0.8 million in cash compensation expense) related to the departure of an executive officer. The $5.0 million in non-cash stock-based compensation expense was primarily due to the May 26, 2005 modification of the executive officers’ original equity award terms (dated September 8, 2003) that would take effect upon termination without cause. Of the $0.8 million in cash compensation, $0.2 million was payable on March 1, 2007 and the remaining portion of $0.6 million will be paid in equal installments over the succeeding eighteen months.

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

Commitments

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.5 million as of December 31, 2006 and $7.5 million as of December 31, 2005, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.

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

On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks injunctive relief as well as damages against RouteOne for infringement of two patents owned by us which relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. Discovery has generally been completed and dispositive motions have been briefed. The Court has not yet scheduled hearings for claim construction or on the dispositive motions. The parties are presently in discussions to resolve our claims of copyright infringement, circumvention of technological measures, and common law fraud and unfair competition. We intend to pursue our patent claims vigorously.

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of two patents owned by us that relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also seeks relief for Finance Express’s acts of copyright infringement, violation of the Lanham Act and violation of the California Business and Professional Code. The defendants have made certain counterclaims in their answer. We believe these counterclaims to be without merit. Discovery has recently begun in connection with this action and a claim construction hearing has been scheduled for April 23, 2007. We intend to pursue our claims and defend any counter claims vigorously.

On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber, and Finance Express in the United States District Court for the Central District of California, Civil Action No. 06-06864 DSF (PLAx). The complaint seeks declaratory and injunctive relief, as well as damages against the defendants for joint and individual infringement of the same two patents that are the subject of the two afore-mentioned suits against Huber and Finance Express in the Central District of California, and RouteOne LLC in the Eastern District of New York. Discovery has recently begun in connection with this action and a claim construction hearing has been scheduled for June 19, 2007. We intend to pursue our claims vigorously.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

14.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Based on the nature and class of customer, as well as the similar economic characteristics, our product lines have been aggregated for disclosure purposes. Revenue earned outside of the United States is less than 10% of our total net revenue.

Supplemental disclosure of revenue by service type is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Transaction services revenue	$112,752	$82,637	$56,399
Subscription services revenue	53,352	32,390	12,363
Other	7,168	5,192	1,282

Total net revenue	$173,272	$120,219	$70,044

15.	Credit Facility

On April 15, 2005, we and one of our subsidiaries, DealerTrack, Inc. entered into a $25.0 million revolving credit facility at an interest rate of LIBOR plus 150 basis points or prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of December 31, 2006 and December 31, 2005, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.

Our revolving credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	access our, or our existing or future subsidiaries’, cash flow and value and, therefore, to pay interest and/or principal on our other indebtedness or to pay dividends on our common stock;

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	sell assets, including our capital stock;

•	make certain investments, loans, advances, guarantees or acquisitions;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	incur liens; and

•	designate any of our, or the applicable subsidiary’s, future subsidiaries as unrestricted subsidiaries.

In addition, our revolving credit facility includes other and more restrictive covenants and prohibits our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our credit facilities also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. As of December 31, 2006, we are in compliance with all terms and conditions of our credit facility. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

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

16.	Subsequent Events

Curomax Acquisition

On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (“Curomax”) pursuant to a Shares Purchase Agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.4 million (including estimated direct acquisition and restructuring costs of approximately $2.1 million). Under the terms of the Shares Purchase Agreement, we have future contingent payment obligations of approximately $1.9 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. Currently, we are completing a fair value assessment of the acquired assets, liabilities and identifiable intangibles, and at the conclusion of the assessment the purchase price will be allocated accordingly.

Legal Proceedings

On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber, and Finance Express in the United States District Court for the Central District of California, Civil Action No. 07-215 CJC (CSx). The complaint seeks declaratory and injunctive relief, as well as damages against the defendants for joint and individual infringement of a patent related to the two patents that are the subject of the three afore-mentioned suits. The patent that is the subject matter of this litigation issued on February 20, 2007 and concerns computer aided methods of managing credit applications. The Complaint and Demand for Jury Trial has not yet been served in this action. We intend to pursue our claims vigorously.

DEALERTRACK HOLDINGS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions				Balance at
	Beginning of	Charged to			Other	End of
Description	Period	Expenses	Deductions		Adjustments	Period
	(In thousands)

As of December 31, 2006:
Allowance for doubtful accounts	$1,531	1,527	(1,174)		—	$1,884
Allowance for sales credits	$1,133	3,311	(1,921)		—	$2,523
Deferred tax valuation allowance	$4,245	214	(4,245	)(1)	—	$214
As of December 31, 2005:
Allowance for doubtful accounts	$640	1,181	(371)		81	$1,531
Allowance for sales credits	$59	2,483	(1,409)		—	$1,133
Deferred tax valuation allowance	$7,700	—	(3,455	)(2)	—	$4,245
As of December 31, 2004:
Allowance for doubtful accounts	$547	264	(211)		40	$640
Allowance for sales credits	$69	212	(222)		—	$59
Deferred tax valuation allowance	$11,660	—	(8,397	)(3)	4,437	$7,700

(1)	For the year ended December 31, 2006, the deferred tax asset valuation was reversed by $4.2 million. Included in this reversal is a $0.7 million adjustment to goodwill relating to the net operating loss acquired but not recognized at the date of acquisition of DealerAccess in January 2004. Please refer to Note 11 of the financial statements for further information.

(2)	For the year ended December 31, 2005, the deferred tax asset valuation was reversed by $3.5 million. Included in this reversal is a $3.3 million adjustment to goodwill relating to a net operating loss acquired but not recognized at the date of acquisition of Credit Online, Inc. in March 2003.

(3)	For the year ended December 31, 2004, the deferred tax asset valuation was reversed by $8.4 million. Included in this reversal is a $4.7 million benefit to our provision for income taxes, a $1.2 million adjustment to goodwill relating to a net operating loss acquired but not recognized at the date of acquisition of Credit Online, Inc. in March 2003, coupled by a change in deferred tax assets of $2.5 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, as of December 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

DealerTrack management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. DealerTrack’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2006, DealerTrack’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, DealerTrack’s independent registered public accounting firm, has issued an attestation report on management’s assessment of DealerTrack’s internal control of financial reporting which appears in Item 8.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph,” “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with its annual meeting of stockholders expected to be held in the second quarter of 2007.

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2006. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2006. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2006. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2006. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2006. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the three years ended December 31, 2006

Consolidated Statements of Cash Flows for the three years ended December 31, 2006

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for each of the three years ended December 31, 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules — Schedule II

(3) Exhibits

Number	Description

3.1(4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.
3.2(4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.
4.1(1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.2(3)	Form of Certificate of Common Stock.
10.1(1)	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint bookrunners, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Securities Inc., as arrangers, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuing bank, Lehman Commercial Paper Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent.
10.2(1)	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.
10.3(2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.
10.4(2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.
10.5(2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.
10.6(2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.
10.7(2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.
10.9(2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.

Number	Description

10.10(2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.
10.11(2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.12(1)	Employment Agreement, dated as of May 26, 2005, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.13(5)	Employment Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.
10.14(5)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.
10.15(1)	Employment Agreement, dated as of May 26, 2005, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.16*	Employment Agreement, dated as of August 21, 2006, by and between Raj Sundaram and DealerTrack, Inc.
10.17*	Employment Agreement, dated as of May 25, 2005, by and between Robert Cox and DealerTrack, Inc.
10.18(1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10.19(1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.
10.20(1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.21(1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10.22(6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.
10.23(1)	2005 Incentive Award Plan, effective as of May 26, 2005.
10.24(8)	First Amendment to the 2005 Incentive Award Plan, effective as of August 2, 2006.
10.25(5)	Form of Stock Option Agreement.
10.26(5)	Form of Restricted Stock Agreement.
10.27(1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.
10.28*	Stock Ownership and Retention Program, adopted May 26, 2005.
10.29(1)	Employee Stock Purchase Plan, adopted May 26, 2005.
10.30(1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.
10.31(1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.
10.32(1)	401(k) Plan, effective as of January 1, 2001, as amended.
10.34*	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.
10.35*	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.
10.36*	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.
10.37(2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.
10.38(4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.
10.39(7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.
14.1(6)	Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries.

Number	Description

23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-136929) filed August 28, 2006.

DealerTrack hereby files as part of this Form 10-K the exhibits listed in Item 15(a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 16, 2007

DealerTrack Holdings, Inc.
(Registrant)

By:	/s/ Robert J. Cox III
Robert J. Cox III
Senior Vice President, Chief Financial Officer
and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark F. O’Neil Mark F. O’Neil	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2007

/s/ Robert J. Cox III Robert J. Cox III	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 16, 2007

/s/ Steven J. Dietz Steven J. Dietz	Director	March 16, 2007

/s/ Thomas R. Gibson Thomas R. Gibson	Director	March 16, 2007

/s/ Thomas F. Gilman Thomas F. Gilman	Director	March 16, 2007

Mary Cirillo-Goldberg	Director	March 16, 2007

/s/ John J. McDonnell, Jr. John J. McDonnell, Jr.	Director	March 16, 2007

/s/ James David Power III James David Power III	Director	March 16, 2007

/s/ Howard L. Tischler Howard L. Tischler	Director	March 16, 2007

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2006

Number	Description

3.1(4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.
3.2(4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.
4.1(1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.2(3)	Form of Certificate of Common Stock.
10.1(1)	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint bookrunners, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Securities Inc., as arrangers, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuing bank, Lehman Commercial Paper Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent.
10.2(1)	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.
10.3(2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.
10.4(2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.
10.5(2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.
10.6(2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.
10.7(2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.
10.9(2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.
10.10(2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.
10.11(2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.12(1)	Employment Agreement, dated as of May 26, 2005, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.13(5)	Employment Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.
10.14(5)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.
10.15(1)	Employment Agreement, dated as of May 26, 2005, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.16*	Employment Agreement, dated as of August 21, 2006, by and between Raj Sundaram and DealerTrack, Inc.
10.17*	Employment Agreement, dated as of May 25, 2005, by and between Robert Cox and DealerTrack, Inc.
10.18(1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10.19(1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

Number	Description

10.20(1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.21(1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10.22(6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.
10.23(1)	2005 Incentive Award Plan, effective as of May 26, 2005.
10.24(8)	First Amendment to the 2005 Incentive Award Plan, effective as of August 2, 2006.
10.25(5)	Form of Stock Option Agreement.
10.26(5)	Form of Restricted Stock Agreement.
10.27(1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.
10.28*	Stock Ownership and Retention Program, adopted May 26, 2005.
10.29(1)	Employee Stock Purchase Plan, adopted May 26, 2005.
10.30(1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.
10.31(1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.
10.32(1)	401(k) Plan, effective as of January 1, 2001, as amended.
10.34*	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.
10.35*	Unfair Competition and Nonsoliciation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.
10.36*	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.
10.37(2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.
10.38(4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.
10.39(7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.
14.1(6)	Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-136929) filed August 28, 2006.