Form 10-K/A
period 2005-12-31
DealerTrack Holdings, Inc.
filed 2007-04-30
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-51653
DEALERTRACK HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2336218
(State or Other Jurisdiction of	(I.R.S. Identification Number)
Incorporation or Organization)
1111 Marcus Ave., Suite M04
Lake Success, NY 11042
(Address of Principal Executive Offices, including Zip Code)
(516) 734-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $473 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $22.11 per share).
     At March 1, 2007, 39,569,595 million shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is filed solely to include the information required by Part III of Form 10-K that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information About Our Board of Directors
     Each of our directors is elected for a three-year staggered term. The eight members of our board of directors are divided into three classes: Class I, Class II and Class III. One class of directors is elected at each Annual Meeting. The following table shows our current directors, when each class of directors is elected and how each director is classified:

Class	Directors
Class I: Term expires 2009 and every three years thereafter	Messrs. Power and Tischler

Class II: Term expires 2007 and every three years thereafter	Messrs. Dietz, Gilman and McDonnell

Class III: Term expires 2008 and every three years thereafter	Ms. Cirillo-Goldberg and Messrs. Gibson and O’Neil
     Mary Cirillo-Goldberg, 59, has served on our board of directors since December 2002 and as lead director from May 2005 to April 2006. Since September 2003, Ms. Cirillo-Goldberg has served as an advisor to Hudson Ventures, a venture capital fund. Ms. Cirillo-Goldberg served as the Chairman and Chief Executive Officer of OPCENTER, LLC, a privately held company that provides help desk, e-commerce and network operations services, from March 2000 to September 2003. From June 1997 to March 2000, she served as Executive Vice President and Managing Director of Bankers Trust Corporation. Ms. Cirillo-Goldberg currently serves as a director of three publicly-held companies: ACE Limited, Health Care Property Investors, Inc. and The Thomson Corporation.
     Steven J. Dietz, 43, has served as on our board of directors since April 2002. Mr. Dietz is employed by GRP Management Services, Inc., a private equity firm and affiliate of GRP II, L.P., GRP II Partners, L.P. and GRP II Investors, L.P., where he has been a Partner since 1996 when the firm was created. Prior to 1996, Mr. Dietz served as a Senior Vice President in the investment banking division of the Donaldson, Lufkin & Jenrette Securities Company. Mr. Dietz also serves as a director of several privately held companies, including UGO Networks, Inc., an Internet advertising business, EMN8, Inc., a provider of automated self-service technologies, OnTech, Inc., a provider of self-heating solutions to the consumer packaged goods industry, Teleflip, Inc., a SMS message service provider, and Zag, Inc., a company whose technology and services solution is available on a private label basis to affinity and membership organizations as a way of improving the consumers’ car buying experience. Mr. Dietz served as a director and member of the audit committee of Garden.com from 1998 until January 2001, when the company’s securities were no longer registered pursuant to Section 12 of the Exchange Act. Mr. Dietz holds a BS in Finance from the University of Colorado.
     Thomas R. Gibson, 64, has served on our board of directors since June 2005. Since 2004, Mr. Gibson has served as Chairman Emeritus of Asbury Automotive Group, one of the nation’s largest automotive retailers. Mr. Gibson served as Asbury’s Chairman from 1994 to 2003, Chief Executive Officer from 1994 to 1999 and interim Chief Executive Officer for a portion of 2001. Mr. Gibson also serves as a senior advisor to Cerberus Capital Management LP. Prior to joining Asbury, he served as President and Chief Operating Officer of Subaru of America, Inc. and as Director of Marketing Operations and General Manager of Import Operations for Chrysler. Mr. Gibson began his career in 1967 with Ford Motor Company and held key marketing and field management positions in both the Lincoln-Mercury and Ford divisions. Mr. Gibson also serves on the board of directors of IKON Office Solutions, which is publicly-held, DealerTire LLC, a privately held company, and Alliance Inspection Management (A.I.M.) a privately held motor vehicle inspection company. Mr. Gibson is a graduate of DePauw University and holds an MBA from Harvard Business School.
     Thomas F. Gilman, 56, has served on our board of directors since February 2007. Mr. Gilman founded CEO Solutions LLC, a strategic and financial consulting firm providing advisory services on corporate strategy, acquisitions and valuation to corporations and senior executives in automotive and other industries. He currently serves as a senior advisor to Cerberus Capital Management LP. Mr. Gilman spent 27 years at Chrysler Corporation and its successor, DaimlerChrysler AG, and held financial positions in several of its domestic and international business units. Mr. Gilman’s executive roles included managing global dealer credit operations for Chrysler Corporation, serving as chief financial officer of Chrysler Financial Corporation, and leading strategy development and consolidation efforts as a member of the Chrysler Corporation/Daimler-Benz merger integration team. In 2001, Mr. Gilman joined Asbury Automotive Group as senior vice president and chief financial officer, and led its initial public offering in 2002. Mr. Gilman is a member of the board of directors of Vesco Oil, a privately held oil distribution company. Mr. Gilman holds a B.S. degree in Finance from Villanova University.
     John J. McDonnell, Jr., 69, has served on our board of directors since July 2005. Mr. McDonnell is the founder of TNS, Inc., a publicly-held leading provider of data communications services to processors of credit card, debit card and ATM transactions worldwide. Mr. McDonnell served as Chairman and Chief Executive Officer of TNS, Inc. from April 2001 to September 2006. Previously, he served as Chairman and Chief Executive Officer of PaylinX Corp., a software provider for transaction processing from November 1999 until it was sold to CyberSource Corp. in September 2000. He remains a director of CyberSource, a publicly-held company. Prior to that, Mr. McDonnell was President, Chief Executive Officer and a director of Transaction Network Services, Inc. from the time he founded the company in 1990. Mr. McDonnell is also a founder of the Electronic Funds Transfer Association. Mr. McDonnell holds a BS in Electrical Engineering from Manhattan College, an MSEE from Rensselaer Polytechnic Institute and an Honorary Doctorate of Humane Letters from Marymount University.
     Mark F. O’Neil, 48, has served as our Chairman of the Board, President and Chief Executive Officer since May 2005 and has served on our board of directors since August 2001. From August 2001 to May 2005, Mr. O’Neil served as our Chief Executive Officer and President. From February 2001 to May 2005 and since August 2006, Mr. O’Neil has served as President, and he continues to serve as Chairman of the Board, Chief Executive Officer and a director of DealerTrack, Inc. Mr. O’Neil began his career at Intel Corporation, where he first developed knowledge of the technology industry. He subsequently worked for McKinsey & Co. before moving to the automotive industry in the late 1980’s. Mr. O’Neil’s experience in the automotive industry includes serving as President of Ertley MotorWorld, a dealer group based in Pennsylvania. From this traditional retail dealer group, Mr. O’Neil went on to co-found and lead the development and rollout of CarMax, Inc., a publicly-held used automobile retailer. From June 2000 to January 2001, Mr. O’Neil was President and Chief Operating Officer of Greenlight.com, an online automotive sales website. Mr. O’Neil also serves as a director of DealerTire LLC. Mr. O’Neil holds a BS in Industrial Engineering from Worcester Polytechnic Institute and an MBA from Harvard Business School.
     James David Power III, 75, has served on our board of directors since June 2002. Mr. Power has spent more than 35 years at, is a founder of, and from 1996 until April 2005 served as the Chairman of the Board of J.D. Power and Associates, a marketing information firm. Mr. Power also serves as a director of IMPCO Technologies, Inc., a public company, which supplies alternative fuel products to the transportation, industrial and power generation industries. In 1992, Mr. Power was a recipient of the Automotive Hall of Fame’s Distinguished Service Citation, awarded each year to seven of the industry’s most accomplished leaders. Mr. Power holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University, California State University, Northridge and College Misericordia. He also serves as an adjunct professor of marketing at California State University, Northridge. Mr. Power holds a BA from the College of the Holy Cross and an MBA from The Wharton School of Finance at the University of Pennsylvania.
     Howard L. Tischler, 53, has served as lead director since April 2006 and on our board of directors since March 2003. Since September 2005, Mr. Tischler has been employed by First Advantage Corporation, where he serves as Group President of First Advantage Dealer Services. From 2001 until September 2005, Mr. Tischler was President and Chief Executive Officer of First American Credit Management Solutions, Inc., or CMSI, which was a subsidiary of The First American Corporation, as well as Teletrack, Inc. From 1999 until our acquisition of Credit Online, Inc. from CMSI in 2003, Mr. Tischler was President and Chief Executive Officer of Credit Online. Mr. Tischler currently serves on the Engineering Advisory Board at George Washington University. He holds a BS degree in Mathematics from the University of Maryland and an MS degree in Engineering and Operations Research from The George Washington University.

Information About Our Executive Officers
     The following individuals were serving as our executive officers as of April 30, 2007:

Name	Age	Title
Mark F. O’Neil	48	Chairman of the Board, President and Chief Executive Officer
Robert J. Cox III	41	Senior Vice President, Chief Financial Officer and Treasurer
John A. Blair	46	Chief Executive Officer –Automotive Lease Guide (alg), Inc.
Charles J. Giglia	55	Senior Vice President, and Chief Information Officer — DealerTrack, Inc.
Ana M. Herrera	50	Senior Vice President, Human Resources — DealerTrack, Inc.
Eric D. Jacobs	40	Senior Vice President, General Counsel and Secretary
Richard McLeer	42	Senior Vice President, Strategy and Development — DealerTrack, Inc.
Raj Sundaram	40	Senior Vice President, Dealer Solutions — DealerTrack, Inc.
David P. Trinder	48	Senior Vice President, Network Solutions — DealerTrack, Inc.
Rick G. Von Pusch	45	Senior Vice President, Customer Development — DealerTrack, Inc.
     Mark F. O’Neil has served as our Chairman of the Board, President and Chief Executive Officer since May 2005 and has served as a member of the board of directors since August 2001. From August 2001 to May 2005, Mr. O’Neil served as our Chief Executive Officer and President. From February 2001 to May 2005 and since August 2006, Mr. O’Neil has served as President, and he continues to serve as Chairman of the Board, Chief Executive Officer and a director of DealerTrack, Inc. Mr. O’Neil began his career at Intel Corporation, where he first developed knowledge of the technology industry. He subsequently worked for McKinsey & Co. before moving to the automotive industry in the late 1980’s. His experience in the automotive industry includes serving as President of Ertley MotorWorld, a dealer group based in Pennsylvania. From this traditional retail dealer group, Mr. O’Neil went on to co-found and lead the development and rollout of CarMax, Inc., a publicly-held used automobile retailer. From June 2000 through January 2001, Mr. O’Neil was President and Chief Operating Officer of Greenlight.com, an online automotive sales website. He also serves as a director of DealerTire LLC, a privately held company. Mr. O’Neil holds a BS in Industrial Engineering from Worcester Polytechnic Institute and an MBA from Harvard Business School.
     Robert J. Cox III has served as our Senior Vice President, Chief Financial Officer and Treasurer since November 2004. From May 2002 to October 2004, Mr. Cox was our Vice President of Finance and Treasurer, from January 2002 to April 2002, Mr. Cox served as our Vice President of Finance, Treasurer and Secretary, from August 2001 to December 2001, Mr. Cox served as our Director of Finance, Treasurer and Secretary, and from June 2001 to July 2001, Mr. Cox served as Director of Finance, Treasurer and Secretary for DealerTrack, Inc. In 1998, Mr. Cox joined Triton International, Inc., a facilities-based provider of wireless and wire-line telecommunications products, as its Executive Vice President and Chief Financial Officer and left in January 2001. In 1991, he joined Green Stamp America, Inc., a real estate investment company, as their Controller and was elevated to the position of Chief Financial Officer in 1996. Mr. Cox began his career at KPMG LLP in the audit practice. Mr. Cox holds a BS in Accounting from St. Bonaventure University and an MBA from the Columbia University Graduate School of Business and is a CPA.
     John A. Blair has served as Chief Executive Officer of our Automotive Lease Guide (alg), Inc. subsidiary since May 2005. Mr. Blair served as Chief Executive Officer of Automotive Lease Guide (alg), LLC, from 1996 until its acquisition by us in May 2005 and President of our subsidiary, DealerTrack Data Services, Inc., from May 2005 to August 2006. Mr. Blair also served as Chief Executive Officer of webalg, Inc., the developer of PaymentTrack, from March 2000 to March 2002, which was acquired by us in August 2001. Prior to joining ALG, Mr. Blair held marketing and management positions with Xerox Corporation and IBM Corporation. Mr. Blair holds a BA in Economics from the University of California, Santa Barbara.
     Charles J. Giglia has served as Senior Vice President and Chief Information Officer of DealerTrack, Inc. since January 2003. From February 2001 until January 2003, Mr. Giglia served as Vice President and Chief Information Officer of DealerTrack, Inc. Previously, he served as a Vice President of the Chase Manhattan Bank, responsible for Internet development in its Diversified Consumer Services business. Prior to that, from 1980 to 1995, he served as online delivery group project manager with responsibility for managing multiple service delivery applications.

Mr. Giglia holds a BS in Computer Science with a minor in Business and an MBA in Management Information Systems, both from the New York Institute of Technology.
     Ana M. Herrera has served as Senior Vice President, Human Resources, of DealerTrack, Inc. since May 2005. From September 2002 to May 2005, Ms. Herrera was Vice President of Human Resources at MeadWestvaco Corporation, where she led the global human resources function for the company’s Consumer Packaging Group. Prior to this, Ms. Herrera spent two years as a consultant, working on a wide range of human resources assignments for a diverse group of clients. Other previous experience includes having served as Vice President of Human Resources for Revlon Consumer Products Corporation’s International Division, and as, first, Director and later Vice President of Human Resources for Duracell Corporation. Ms. Herrera holds a BS in Business Administration from California State Polytechnic University.
     Eric D. Jacobs has served as our Senior Vice President, General Counsel and Secretary since January 2004 and President of dealerAccess Canada, Inc., our Canadian subsidiary, since August 2006. From April 2002 to December 2003, Mr. Jacobs served as our Vice President, General Counsel and Secretary. Mr. Jacobs was an associate at the international law firm of O’Melveny & Myers LLP where he specialized in general corporate and securities law from August 1998 to April 2002. Prior to becoming an attorney, Mr. Jacobs was an audit manager at KPMG LLP. Mr. Jacobs holds a BS in Business Administration with a major in Accounting, magna cum laude, from Rider University and a JD, with honors, from the Rutgers School of Law-Newark, and is a CPA.
     Richard McLeer has served as Senior Vice President, Strategy & Development, of DealerTrack, Inc. since August 2006. From April 2005 to August 2006, Mr. McLeer served as Vice President, Credit and Contract Solutions for DealerTrack, Inc., and served as our National Lender Development Manager from February 2001 to April 2005. From 1996 to 2001, Mr. McLeer was Senior Vice President and National Product Director for the Bank of America Auto Group, and previously held a variety of marketing, sales and business development positions at Bank of America. Prior to that, Mr. McLeer worked at Trans Union Corporation from 1993 to 1996. Other previous experience includes two years serving as controller of Ellesse, U.S.A., a division of Reebok, and four years in public accounting. Mr. McLeer holds a BS in Accounting from Hofstra University and is a CPA.
     Rajesh (Raj) Sundaram has served as Senior Vice President, Dealer Solutions, of DealerTrack, Inc. since August 2006. Mr. Sundaram served as President of Automotive Lease Guide (alg), Inc. and President of Automotive Lease Guide (alg), LLC, from 2002 to until its acquisition by us in May 2005, and continued to hold those positions from May 2005 to August 2006. Prior to joining ALG as Vice President and General Manager in 1999, Mr. Sundaram served as Senior Manager, Strategic Planning and Pricing at Nissan North America, Inc. from 1997 to 1999, and held various positions in financial planning including Finance Manager, Infiniti division at Nissan North America, Inc. from 1994 to 1997. Mr. Sundaram previously held roles in the controller’s office of the Ford division of Ford Motor Company from 1991 to 1994. Mr. Sundaram holds BS and MS degrees in Accounting from the University of Mumbai in India and an MBA in Finance from Lehigh University.
     David P. Trinder has served as Senior Vice President, Network Solutions, of DealerTrack, Inc. and Chief Executive Officer of dealerAccess Canada, Inc., our Canadian subsidiary, since August 2006. Mr. Trinder served as President of DealerTrack Aftermarket Services, Inc. from June 2005 to August 2006 and Chief Executive Officer and President of dealerAccess Canada, Inc. from January 2004 to August 2006. Mr. Trinder served as President and Chief Executive Officer of dealerAccess Canada, Inc. from April 2002 until its acquisition by us in January of 2004. In the years before joining dealerAccess Canada, Inc., Mr. Trinder built and operated two businesses in South Africa, and followed this as director of a venture capital fund that focused on IT investments. Mr. Trinder holds a Bachelor of Commerce and an MBA from the University of Cape Town, South Africa, and is a South African Chartered Accountant.
     Rick G. Von Pusch has served as Senior Vice President, Customer Development, of DealerTrack, Inc. since August 2006. From April 2006 to August 2006, Mr. Von Pusch served as President of Sales and Marketing at 5Square Systems, a provider of CRM, desking and menu products. Mr. Von Pusch served as Vice President of U.S. Retail Sales at Reynolds and Reynolds Corporation from April 2005 to October 2005, Area Vice President from October 2001 to April 2005 and held various positions in sales and sales management at Reynolds and Reynolds from 1988 to 2001. Mr. Von Pusch also was a sales representative for NCR Corporation from 1985-1987. Mr. Von Pusch holds a BA degree in Management Information Systems from the University of South Florida.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of either class of our common stock to file reports of ownership and changes of ownership with the SEC and to furnish us with copies of the reports they file. Based solely on our review of the reports received by us, or written representations from certain reporting persons, we believe that during the period from January 1, 2006 through December 31, 2006 all reports were timely filed, except for (a) a Form 4 filing, which was subsequently amended, to report a grant of options and restricted common stock that was received on January 3, 2006 for each of Messrs. Blair, Cox, Giglia, Jacobs, O’Neil, Passione and Trinder, and Ms. Herrera; and (b) a Form 4 filing for Messrs. Sundaram and Von Pusch to report a grant of options and restricted common stock that was received on November 2, 2006.
Code of Business Conduct and Ethics
     We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Code of Business Conduct and Ethics is available on our website at www.dealertrack.com. A copy of our Code of Business Conduct and Ethics may also be obtained, free of charge, from us upon request directed to: DealerTrack Holdings, Inc., 1111 Marcus Avenue, Suite M04, Lake Success, NY 11042, Attention: Investor Relations. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.dealertrack.com and/or in our public filings with the Securities and Exchange Commission, or SEC.
Procedures for Security Holder Recommendations for Director Nominees
     Candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the board of directors, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing to the Secretary at 1111 Marcus Avenue, Suite M04, Lake Success, NY 11042 who will forward all recommendations to the committee. Stockholders must submit the following information:
•	the name, address and telephone number of the recommending stockholder;

•	a representation that the stockholder is a record holder of our securities, or evidence of ownership;

•	The number of shares owned by the recommending stockholder and the time period for which such shares have been held;

•	a statement from the recommending stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of our next Annual Meeting;

•	the name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed director candidate;

•	a description of the qualifications and background of the proposed director candidate;

•	a description of all arrangements or understandings between the recommending stockholder and the proposed director candidate;

•	the consent of the proposed director candidate (i) to be named in the proxy statement and (ii) to serve as a director if elected; and

•	any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to SEC rules.
The Nominating and Corporate Governance Committee may consider the following criteria in recommending candidates for election to the board of directors:
•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

•	experience in the company’s industry and with relevant social policy concerns;

•	experience as a board member of another publicly-held company;

•	academic expertise in an area of the company’s operations; and

•	practical and mature business judgment.
Our Audit Committee
     Our Audit Committee currently consists of Messrs. Dietz, Gibson, Gilman and McDonnell. Mr. Dietz currently serves as chairperson of the Audit Committee. Our board of directors has determined that each member of the Audit Committee is independent and that Messrs. Gilman and Dietz are each audit committee financial experts, as defined by SEC rules, and have financial sophistication, in accordance with the applicable NASDAQ listing standards.

Item 11. Executive Compensation.
Non-Management Directors’ Compensation For Fiscal Year 2006
     Directors who are also employees receive no fees for their services as directors. During 2006, all other directors received the following compensation for their services:

Annual Fee:	$25,000 per director.

Annual Committee Chair Retainer:	$5,000 for the chair of each of our Compensation and Nominating and Corporate Governance Committees. $10,000 for the chair of our Audit Committee.

Attendance Fee for Board Meetings:	$2,000 for each board of directors meeting attended in person, $1,000 for telephonic attendance. We also reimburse directors for their expenses to attend meetings.

Committee Member Retainer:	$2,000 for each committee meeting attended, with the Audit and Compensation Committee chairs receiving $2,500 for each committee meeting attended.

Initial Equity Grant:	Options to purchase 30,000 shares of our common stock upon becoming a director. The grant vests in three equal annual installments commencing on the first anniversary of the grant date, subject to the director’s continued service as a director.

Annual Equity Grant:	3,500 shares of restricted common stock each year on the date of our Annual Meeting. This grant vests in three equal annual installments commencing on the first anniversary of the grant date, subject to the director’s continued service as a director.
     Effective January 1, 2007, we eliminated our board meeting attendance fees and committee chair and member retainers, and increased our annual retainer for directors to $50,000.
     Directors are eligible to participate in the Directors’ Deferred Compensation Plan, a non-qualified retirement plan. The Directors’ Deferred Compensation Plan allows our non-employee directors to elect to defer between zero and 100% of the fees they would otherwise be entitled to receive in cash for services rendered as directors. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant either following the end of the participant’s service on our board of directors, following a change of control if so elected, or at a specified time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. Our Directors’ Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code.
     The following tables sets forth our non-management directors’ compensation for 2006. Mr. Gilman is not included in the table as he was not a director during 2006.

	Fees Earned
	or Paid in	Stock	Option
Name	Cash(1)	Awards(2)	Awards(3)	Total
Mary Cirillo-Goldberg	$51,000	$34,023	$59,217	$144,240
Steven Dietz	59,000	34,023	59,217	152,240
Thomas R. Gibson	60,000	34,023	41,800	135,823
John J. McDonnell, Jr.	60,000	35,073	9,200	104,273
James David Powers III	35,000	34,023	59,217	128,240
Howard L. Tischler	37,000	34,023	59,217	130,240

(1)	The following directors deferred all or a portion of their 2006 cash compensation pursuant to our Directors’ Deferred Compensation Plan and received deferred stock units. Each deferred stock unit converts into one share of common stock upon the payment commencement date selected by the director.

	Compensation	Number of Deferred
Name	Deferred	Stock Units
Mary Cirillo-Goldberg	$51,000	2,177
Steven Dietz	59,000	2,495
Thomas R. Gibson	30,000	1,489
James David Power III	35,000	1,796
Howard L. Tischler	37,000	1,586

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of restricted common stock granted in 2006 as well as prior fiscal years in accordance with FAS 123(R). For restricted common stock, fair value is calculated using the closing price of our stock on the date of grant. For additional information, refer to note 2 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by each director. Each director, except Mr. McDonnell, received a grant of 3,500 shares of restricted common stock on each of May 26, 2005 and June 14, 2006 with a grant date fair value per share of $17.10 and $22.27, respectively. Mr. McDonnell’s received a grant of 3,500 shares of restricted common stock on each of July 28, 2005 and June 14, 2006 with a grant date fair value per share of $18.00 and $22.27, respectively. Each director had 5,834 shares of restricted common stock outstanding as of December 31, 2006.

(3)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted in 2006 as well as prior fiscal years in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to note 2 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by each director. The following chart shows the details for each director’s outstanding options as of December 31, 2006, including the grant date fair value of each option computed in accordance with FAS 123(R). For awards granted prior to January 1, 2006, the grant date fair value column represents the intrinsic value recorded under APB 25.

					Outstanding
	Option	Number		Grant Date	Stock Options
Name	Grant Date	Granted	Exercise price	Fair Value	(Exercisable)
Mary Cirillo-Goldberg	1/30/2003	6,250	$2.80	$—	6,250
	5/26/2005	50,000	12.92	4.18	30,000
Steven Dietz	5/26/2005	40,000	12.92	4.18	20,000
Thomas R. Gibson	6/29/2005	30,000	12.92	4.18	10,000
John J. McDonnell, Jr.	7/28/2005	30,000	17.08	0.92	10,000
James David Powers III	1/30/2003	6,250	2.80	—	6,250
	5/26/2005	50,000	12.92	4.18	30,000
Howard L. Tischler	5/26/2005	40,000	12.92	4.18	20,000

COMPENSATION DISCUSSION AND ANALYSIS
Overview
     Our compensation philosophy is designed to support our key objective of creating value for our stockholders by growing our revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, increasing our total market capitalization and growing our share price. Our Compensation Committee is responsible for establishing and approving our executive officers’ compensation.
     Our Compensation Committee has established the following principles in determining the compensation of our executive officers:
•	to attract and retain high-performing executive talent by paying competitive compensation;

•	to provide rewards consistent with performance by tying both our annual cash incentive program and our long-term equity incentive program to corporate performance; and

•	to provide equity-based long term incentives which align management and stockholder interests.
     We experienced a successful first year as a public company growing our revenue 44% year over year by connecting 104 new lenders, growing our subscription business by 65% and launching several new products. For 2006, 75% of our growth was considered organic and the other 25% came from acquisitions. Our market capitalization increased by $416 million from January 1, 2006 through December 31, 2006.
     We believe that our compensation philosophy and strategy serve to align our team members and focus the executive team and the whole company on our vision and the achievement of our stated strategic objectives and goals.
Compensation Processes and Criteria
     The Compensation Committee has established a number of processes, some of which are described below, to ensure that our executive compensation achieves these objectives.
Peer Group Information and Benchmarking
     In connection with compensation decisions, our Compensation Committee reviewed market compensation data of our peer group provided by Ernst & Young, an independent compensation consultant that is retained by and reports to the Compensation Committee. In early 2006, the Compensation Committee selected our peer group by initially reviewing industry peer companies used by equity research analysts in valuing us during our initial public offering process. Companies from that list with total revenues similar to ours were selected. For each of these companies, analyst reports and public filings were reviewed to identify additional companies in a related SIC code and that fell within a certain revenue size range. Since we have limited direct competitors that are public companies, we made an effort to focus on companies within the software industry who develop and market a product that facilitates some aspect of financial service or customer service functions for businesses. The Compensation Committee selected the following 15 companies to serve as our peer group in 2006 for purposes of benchmarking our compensation: Autobytel Inc., Digital Insight Corp., Digital River, Inc., f5 Networks Inc., Motive, Inc., RMO Software, Inc., Network Equipment Technologies, Inc., Open Solutions Inc., Radiant Systems, Inc., Salesforce.com, Inc., Tier Technologies, Inc., Websense, Inc., Witness Systems, Inc., Micromuse, Inc. and SeeBeyond, Inc.
     We changed our peer group for 2007 for the following reasons: Micromuse, Inc. and SeeBeyond, Inc. were removed because they had been acquired; Network Equipment Technologies, Inc. was removed because its revenues are much lower than ours; and Blackbaud, Inc. and Talx Corporation were added because their business models are similar to ours and they are viewed by the investment community as our comparables. We use the peer group compensation data primarily to ensure that the total direct compensation for executive management is within the broad middle range of comparative pay of the peer group companies while providing an opportunity for annual cash bonus to attain the 75th percentile when we exceed our targeted performance levels. While peer group market data provides a useful starting point for compensation decisions, our Compensation Committee also takes into account factors such as level of responsibility, prior experience and individual performance in arriving at final compensation decisions.
     The elements of executive compensation include base salary, annual and long term incentive plans, and annual grants of stock options and restricted common stock. Our executive compensation has a high proportion of total direct compensation delivered through pay-for-performance incentive and long-term equity compensation, equating to more compensation at risk.

Assessment of Company and Individual Performance
     Our Compensation Committee, in collaboration with senior management, establishes on an annual basis specific revenue and EBITDA targets that determine the size of bonus payouts under our annual incentive bonus plan.
     Individual performance directly determines total direct compensation levels for our Chief Executive Officer and other executive officers. Our Compensation Committee meets with the Chief Executive Officer at the beginning of the year to establish our Chief Executive Officer’s performance objectives (both individual and company) for the year. At the end of the year, the Compensation Committee conducts a performance review of the Chief Executive Officer based on his achievement of the pre-established objectives. The overall performance of the Chief Executive Officer and the company are considered by the Compensation Committee in setting the Chief Executive Officer’s compensation.
     For all other executive officers, the Compensation Committee receives a performance assessment and compensation recommendation from the Chief Executive Officer. The performance evaluation of the executive officers is based on achievement of pre-established objectives.
Total Compensation Review
     The Compensation Committee reviews each executive’s base pay, bonus and equity incentives annually with the guidance of the Compensation Committee’s independent consultant. In addition to these compensation elements, the Compensation Committee reviews the deferred compensation program and payments that would be required under various severance and change-in-control scenarios.
Components of Executive Compensation for 2006
Base Salary
     Base salaries are pegged at the market median and are competitive with similar positions at our peer group companies. The base salaries of all executive offers are reviewed annually against market data and adjusted to reflect individual roles and performance. Adjustments to base salary are determined based upon market trends as well as individual performance and experience. We may also increase the base salary of an executive officer during the year if a change in the scope of the officer’s responsibilities justifies such consideration. In 2006, we increased the base salaries of each of our named executive officers from 2005 by approximately 3.9%.
Annual Incentive Bonus Plan
     Under our annual incentive bonus plan, our cash incentives are targeted at the 50th percentile of our peer group. If we exceed our targets and achieve our stretch goals, the bonus amount is then targeted at the 75th percentile of our peer group as we wish to provide rewards consistent with performance. For 2006, we had selected the following performance metrics under our annual incentive bonus plan: an EBITDA target of $45.1 million, a corporate-wide revenue target of $158.6 million as well as separate revenue targets for each of our business units. As a result of acquisitions, the Compensation Committee increased the EBITDA target to $46.3 million and the revenue target to $165.7 million. Under this plan, no annual bonuses would have been paid had we not met our adjusted EBITDA threshold of $41.7 million. We use EBITDA as our principal metric to review and assess our operating performance and the performance of our management team as EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by equity research analysts and others in the evaluation of the company. Our EBITDA for 2006 was reported in Item 7 of our Annual Report on Form 10-K. For executive officers with company-wide responsibility, we give equal weight to corporate revenue and EBITDA targets. Currently, these executive officers include Mr. O’Neil, our Chief Executive Officer, Mr. Cox, our Chief Financial Officer, and Mr. Jacobs, our General Counsel. For other executive officers who are responsible for business units, depending on position, we give different weights to corporate and business unit revenues. In each case, we also give additional weight to individual performance and attainment of individual goals. The bonus target amounts, expressed as a percentage of base salary, are established for executive officers each year, with a target range of 40% to 75% of base salary for 2006 and a maximum range of 60% to 150% of base salary for 2006, depending on position. As stated above, no bonuses are payable if we do not meet the pre-determined EBITDA threshold amount. If we exceed our EBITDA threshold amount and the respective revenue targets, we may increase or reduce the payouts by up to 5% depending on performance relative to specific subscription and transaction revenue targets. The actual reward to each executive officer is further adjusted, up or down, depending on the Compensation Committee’s assessment of the individual performance of such officer. In making this assessment, the Compensation Committee also considers the input of our Chief Executive Officer with respect to all executive officers. In the case of our Chief Executive Officer, the Compensation Committee considers factors such as leadership, leadership development, talent management and succession planning. The Compensation Committee may adjust the financial metrics in appropriate circumstances. Our revenue and EBITDA in 2006 were $173.3 million and $48.0 million, respectively, surpassing our targets by 4.6% and 3.7%, respectively. Accordingly, the actual cash incentive bonuses awarded to executive officers ranged from 60% to 134% of base salary.
Annual Equity Grants
     In order to align our executive officers’ interests with those of our stockholders, the Compensation Committee makes annual grants of stock options and restricted common stock each year to our executive officers, with stock options targeted to deliver approximately 50% of the total long-term incentive value and restricted common stock targeted to deliver approximately 50% of the total long-term incentive value. These annual grants are targeted at the median of the market, which is consistent with our general compensation philosophy to pay total direct compensation at the median of the market except in the case of exceptional performance. We use a mix of restricted common stock and nonqualified stock options in order to reduce dilution to our stockholders, manage compensation expense and provide upside potential. We use nonqualified stock options instead of incentive stock options in order to preserve our compensation tax deduction. The annual equity grants also serve as a retention device as they are earned through service with us over a four-year period and the options have a ten-year term. These equity grants further the long-term perspective necessary for continued success in our business. Towards this end, we have also implemented share ownership requirements for the executive team equal to multiples of their base salary, which vary from six times to one times base salary. Each executive officer is expected to attain share ownership level within five years. Stock options are not included in determining compliance with the share ownership requirement. Executive officers are expected to retain 25% of the net after-tax shares acquired pursuant to the exercise of a stock option until they achieve the minimum share ownership position. The Compensation Committee reviews each executive officer’s compliance with the minimum share ownership requirement once a year. As of the end of 2006, each executive officer has met the minimum share ownership requirement.
     We typically make our annual stock option grants at the first regularly scheduled meeting of the Compensation Committee of the year. Option grants to new hires are generally made at the first regularly scheduled Compensation Committee meeting that follows the date of hire. We used to price our options at the higher of the closing price of our common stock on the day preceding the date of grant or the closing price of our stock on the date of grant. On August 2, 2006, we amended our plan to use the closing price of our stock on the date of grant.
Long-Term Equity Incentive Program
     In August 2006, we implemented a performance-based long-term equity incentive program and made significant grants of restricted common stock to our executive officers. These grants are targeted to deliver total direct compensation at the 75th percentile of our peer group upon the achievement of exceptional performance. These grants will be fully earned only if in the next three fiscal years: (i) we achieve 22.5% annual growth for our EBITDA and market capitalization metrics as set forth below; and (ii) if the executive officers remain continuously employed with us through January 31, 2010.
Performance Goals

	EBITDA	Market Cap
December 31, 2007	$56 million	$ 928 million
December 31, 2008	$69 million	$1,136 million
December 31, 2009	$85 million	$1,400 million
Our objective for making these restricted common stock grants is to provide significant incentives to our executive officers to achieve our corporate goal of doubling our size in terms of EBITDA and market capitalization by the end of 2009.

Employment Agreements
     We have entered into employment agreements with each of our named executive officers. These agreements provide for a certain level of severance, generally two times base salary, pro rata annual cash incentive and limited accelerated vesting of equity grants (other than performance-based restricted common stock) in the event of a termination of employment by us without cause or by a named executive officer for good reason. In return, each executive covenants not to compete or solicit our employees for two years from the date of termination. Severance is stopped if the executive violates these covenants during the two-year severance period. Additionally, should a named executive officer procure subsequent employment during the period during which he or she is entitled to a severance payment, then his or her future severance payments will be reduced to the lesser of (i) 50% of the executive’s salary or (ii) 50% of the executive’s base compensation received for subsequent employment, commencing on the date the executive commences providing services.
     The employment agreements also provide change in control benefits. In the event we were to undergo a change in control, our employment agreements provide for 36 months of accelerated vesting for time-based stock option and restricted common stock grants and full vesting of such grants in the event of termination within 12 months of the change in control. Our performance-based restricted common stock grants provide for full acceleration upon a change in control. We believe that it is fair to provide for accelerated vesting because equity grants provide such a high proportion of our total compensation. Very often, senior management lose their jobs in connection with a change of control. By agreeing up front to protect our executive officers from losing their equity in the event of a change in control, we believe we can reinforce and encourage the continued attention and dedication of our executive officers to their assigned duties without distraction in the face of an actual or threatened change in control. This protection also aligns the interests of our executive officers with that of our stockholders.
     Our employment agreements also provide for a tax gross-up payment to our named executive officers in the event they become subject to the 20% golden parachute excise tax. We have agreed to this payment because it is market practice and because we believe that our named executive officers should be able to receive what they have bargained for without being subject to this punitive tax. Please see page [ ] for more information about our named executive officers’ employment agreements.
     Upon his promotion in 2006 to Senior Vice President, Dealer Solutions, Mr. Sundaram signed an employment agreement with the same terms as are our agreements with other named executive officers with one exception. At the time of our acquisition of certain assets of Automotive Lease Guide (alg), LLC, Mr. Sundaram’s previous employer, we agreed to honor an existing arrangement that he had in regards to a promissory note owed to his former employer in order to encourage Mr. Sundaram to remain with us after the acquisition.
     Additionally, Mr. Sundaram’s promotion required him to move across the country to corporate headquarters in Lake Success, New York. Accordingly, we entered into a relocation agreement with Mr. Sundaram that provided, among other things, reimbursement of his moving expenses, temporary housing expenses, forfeited tuition deposits and certain expenses in connection with the purchase and sale of his primary residence, as well as a car allowance. All of these amounts are grossed up for taxes.
Perquisites
     We believe that cash and equity compensation are the two key components in attracting and retaining management talent and therefore do not generally provide any substantial perquisites other than relocation expenses.
Deferred Compensation Plan
     We have a deferred compensation plan that allows our executive officers to defer bonus compensation by investing it in deferred stock units based on the fair market value of our common stock on the date the bonuses would otherwise be paid. This plan provides a tax effective means of allowing our executive officers to invest in our stock and fulfills our objective of encouraging equity ownership. The first opportunity to participate in this plan was for the 2006 bonus which was paid in 2007. Accordingly, no deferrals occurred in 2006.
401(k) Plan
     We maintain a 401(k) plan which covers substantially all our employees. The 401(k) plan is an essential part of the retirement package needed to attract and retain employees in our industry. The 401(k) plan permits employees to contribute up to the lesser of 20% of plan earnings or the annual dollar limit prescribed by the tax laws. We provide a matching contribution, the amount of which is determined at our discretion. For 2006, our matching contribution is 50% of each employee’s contribution up to 6% of eligible pay. Our matching contribution vests incrementally over a five-year period.

COMPENSATION COMMITTEE REPORT
     This report is submitted by the Compensation Committee of the board of directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussion with management, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.
     No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K/A in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
Respectfully submitted by the Compensation Committee,
Mary Cirillo-Goldberg (chairperson)
John J. McDonnell, Jr.
Thomas R. Gibson

SUMMARY COMPENSATION TABLE

					Non-Equity
Name and			Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary	Awards(1)	Awards(2)	Compensation(3)	Compensation(4)	Total
Mark F. O’Neil Chairman and Chief Executive Officer	2006	$495,040	$369,913	$695,967	$660,000	$9,799	$2,230,719
Robert J. Cox III Senior Vice President, Chief Financial Officer and Treasurer	2006	260,000	126,370	204,412	198,000	6,500	795,282
John A. Blair Chief Executive Officer –Automotive Lease Guide (alg), Inc.	2006	260,000	51,569	86,098	215,000	84,997	697,664
Eric D. Jacobs Senior Vice President, General Counsel and Secretary	2006	260,000	112,433	150,595	208,000	6,600	737,628
Raj Sundaram Senior Vice President, Dealer Solutions — DealerTrack, Inc.	2006	235,527	49,879	61,780	169,000	199,659	715,845
Vincent Passione(5) President— DealerTrack, Inc.	2006	255,333	310,070	4,892,344	—	993,789	6,451,536

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of restricted common stock granted in 2006 as well as prior fiscal years in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted common stock, fair value is calculated using the closing price of our stock on the date of grant. For additional information, refer to notes 2 and 12 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. See the Grants of Plan-Based Awards Table for information on awards made during 2006. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted in 2006 as well as prior fiscal years in accordance with FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. See the Grants of Plan-Based Awards Table for information on options granted in 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(3)	The amounts shown include awards earned under our incentive bonus plan in the year noted although such amounts are payable in the subsequent year. The amounts shown exclude awards paid in the year noted but earned in prior years. Mr. Cox elected to defer the payment of $39,600 of his award pursuant to our deferred compensation plan. Accordingly, on March 6, 2007, Mr. Cox acquired 1,309.52 deferred stock units through this deferral. Each deferred stock unit is the economic equivalent of one share of common stock.

(4)	See the table below for additional information on all other compensation.

(5)	Mr. Passione left the company effective August 31, 2006. In accordance with contractual obligations related to his term of employment with us, a portion of Mr. Passione’s unvested equity awards were accelerated and became fully exercisable, resulting in an accounting charge of $222,082 for his restricted common stock awards and $4,783,079 for his stock option awards.

ALL OTHER COMPENSATION TABLE
The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

Name	401(k) Match(1)	Tax Gross-Up		Relocation		Other		Total
Mark F. O’Neil	$6,600	—		—		$3,199	(4)	$9,799
Robert J. Cox III	6,500	—		—		—		6,500
John A. Blair	—	—		—		84,997	(5)	84,997
Eric D. Jacobs	6,600	—		—		—		6,600
Raj Sundaram	5,686	$41,715	(2)	$68,258	(3)	84,000	(5)	199,659
Vincent Passione	6,383	—		—		987,406	(6)	993,789

(1)	This column reports our matching contributions to the named executive’s 401(k) savings account of 3.0% of pay up to the limitations imposed under IRS Rules. These contributions vest over a five year period.

(2)	This amount includes amounts reimbursed for the payment of taxes on imputed income for Mr. Sundaram’s relocation expenses.

(3)	This amount includes relocation expenses paid by the company including $35,258 for reimbursement for temporary housing, $20,000 as a temporary car allowance and $13,000 as reimbursement for tuition forfeited due to his relocation.

(4)	This amount represents the 15% discount received on shares purchased through our employee stock purchase plan. This discount is available to all employees.

(5)	This amount includes an $84,000 payment pursuant to Messrs. Blair and Sundaram’s employment agreements that is a reimbursement for interest due on a loan from Automotive Lease Guide (alg), LLC, their prior employer and the company from which we purchased substantially all of the assets of ALG.

(6)	This amount consists of severance paid in accordance with contractual obligations related to Mr. Passione’s term of employment with the company consisting of (a) $766,000 representing two years of severance; (b) $206,667 representing the payment of his pro-rata 2006 bonus; and (c) $14,739 for the reimbursement of health insurance premiums payable under COBRA.

GRANTS OF PLAN-BASED AWARDS IN 2006
The following table provides information about equity and non-equity awards granted to the named executives in 2006:

					Estimated
					Future	All Other
					Payouts	Stock	All Other
					Under	Awards;	Option		Grant
					Equity	Number	Awards;	Exercise	Date Fair
					Incentive	of Shares	Number of	or Base	Value of
		Estimated Future Payouts Under			Plan	of Stock	Securities	Price of	Stock and
	Grant	Non-Equity Incentive Plan Awards(1)			Awards(2)	or	Underlying	Option	Option
Name	Date	Threshold	Target	Maximum	Target	Units(3)	Options(4)	Awards(5)	Awards(6)
Mark F. O’Neil	1/27/2006	$297,024	$371,280	$742,560			90,000	$20.68	$966,501
	1/27/2006					35,000			723,800
	8/2/2006				170,000				2,247,400
Robert J. Cox III	1/27/2006	104,000	130,000	227,500			25,000	20.68	268,743
	1/27/2006					12,000			248,160
	8/2/2006				60,000				793,200
John A. Blair	1/27/2006	104,395	130,494	260,987			18,000	20.68	193,300
	1/27/2006					9,000			186,120
	8/2/2006				20,000				264,400
Eric D. Jacobs	1/27/2006	104,000	130,000	227,500			20,000	20.68	214,778
	1/27/2006					10,000			206,800
	8/2/2006				50,000				661,000
Raj Sundaram	1/27/2006	93,600	117,000	204,750			10,000	20.68	107,389
	1/27/2006					5,000			103,400
	8/2/2006				35,000				462,700
	11/2/2006					10,000			253,900
	11/2/2006						20,000	25.39	265,092
Vincent Passione	1/27/2006	168,520	220,000	347,573			33,300	20.68	357,605
	1/27/2006					15,000			310,200

(1)	These columns show the potential value of the payout of the annual cash incentive bonuses for 2006 performance for each named executive officer if the minimum, target and maximum performance levels are achieved. The potential payout is performance based and driven by company and individual performance. The actual amount of the annual cash incentive bonuses paid for 2006 performance is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(2)	This column shows the number of performance based restricted common stock awards granted in 2006 to each of our named executive officers. These awards vest in full on January 31, 2010, provided that the executive officer remains employed on such date. The amount that will vest at such time is subject to the achievement of certain pre-established performance goals for fiscal years 2007, 2008 and 2009. These performance goals are equally based on both our earnings before interest, taxes, depreciation and amortization, as adjusted, or EBITDA, and the market value of our common stock, in each case as measured on the last day of the fiscal year.

(3)	This column shows the number of shares of restricted common stock granted in 2006 to our named executive officers. These awards vest in four equal annual installments from date of grant.

(4)	This column shows the number of stock options granted in 2006 to the named executive officers. These options vest as follows: 25% of the shares subject to the option vest on the one year anniversary of the date of grant, and 1/36th of the remaining shares subject to the option vest each month thereafter, such that 100% of the shares subject to the option will be fully vested four years after the date of grant.

(5)	This column shows the exercise price for the stock options granted during 2006.

(6)	This column shows the grant date fair value of restricted common stock computed in accordance with FAS 123(R) and the grant date fair value of stock options computed in accordance with FAS 123(R) granted to the named executive officers during 2006.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR END
The following table provides information on the current holdings of stock option and stock awards by the named executives. This table includes unexercised and unvested option awards; unvested restricted common stock; and restricted common stock with performance conditions that have not yet been satisfied. Each equity grant is shown separately for each named executive. The vesting schedule for each grant is shown following this table, based on the option or stock award grant date.

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan Awards:
									Plan Awards:	Market or
									Number of	Payout
							Number	Market	Unearned	Value of
		Number of	Number of				of Shares	Value	Shares,	Unearned
		Securities	Securities				or Units	of Shares	Units or	Shares,
		Underlying	Underlying				of	or Units of	Other Rights	Units or
		Unexercised	Unexercised	Option	Option	Stock	Stock That	Stock That	That Have	Other Rights
	Option	Options	Options Un-	Exercise	Expiration	Award	Have Not	Have Not	Not Vested	That Have
Name	Grant Date	Exercisable	exercisable	Price	Date	Grant Date	Vested(1)	Vested (2)	(3)	Not Vested (4)
Mark F. O’Neil	1/16/2002	224,941	—	$3.12	1/15/2012	5/26/2005	22,500	$661,950
	1/30/2003	192,240	5,212	2.80	1/29/2003	1/27/2006	35,000	1,029,700
	5/3/2004	7,501	—	2.80	2/13/2011	8/2/2006			170,000	$5,001,400
	5/3/2004	204,442	30,558	2.80	5/2/2014
	8/18/2004	97,415	69,585	2.80	8/17/2014
	5/26/2005	49,478	75,522	12.92	5/25/2015
	1/27/2006	—	90,000	20.68	1/26/2016
Robert J. Cox III	1/16/2002	25,781	—	3.12	1/15/2012	5/26/2005	7,500	220,650
	1/30/2003	18,231	389	2.80	1/29/2013	1/27/2006	12,000	353,040
	5/3/2004	11,697	0	2.80	6/26/2011	8/2/2006			60,000	1,765,200
	5/3/2004	25,520	9,480	2.80	5/2/2014
	8/18/2004	37,916	27,084	2.80	8/17/2014
	5/26/2005	19,791	30,209	12.92	5/25/2015
	1/27/2006	—	25,000	20.68	1/26/2016
John A. Blair	5/26/2005	15,833	24,167	12.92	5/25/2015	1/27/2006	9,000	264,780
	1/27/2006	—	18,000	20.68	1/26/2016	8/2/2006			20,000	588,400
Eric D. Jacobs	5/15/2002	26,250	—	2.80	5/14/2012	5/26/2005	7,500	220,650
	1/30/2003	9,549	204	2.80	1/29/2013	1/27/2006	10,000	294,200
	1/30/2004	28,749	16,251	2.80	1/29/2014	8/2/2006			50,000	1,471,000
	8/18/2004	29,166	20,834	2.80	8/17/2014
	5/26/2005	19,791	30,209	12.92	5/25/2015
	1/27/2006	—	20,000	20.68	1/26/2016
Raj Sundaram	5/26/2005	9,895	15,105	12.92	5/25/2015	1/27/2006	5,000	147,100
	1/27/2006	—	10,000	20.68	1/26/2016	11/2/2006	10,000	294,200
	11/2/2006	—	20,000	25.39	11/1/2016	8/2/2006			35,000	1,029,700
Vincent Passione	10/23/2003	205,715	—	2.80	8/31/2007
	1/30/2004	15,000	—	2.80	8/31/2007
	8/18/2004	63,255	—	2.80	8/31/2007

(1)	These awards vest in four equal annual installments from date of grant.

(2)	The market value is based on the closing price of our stock as of December 31, 2006, which was $29.42.

(3)	These are performance based restricted common stock awards that vest in full on January 31, 2010, provided that the executive officer remains employed on such date. The amount that will vest at such time is subject to the achievement of certain pre-established performance goals for fiscal years 2007, 2008 and 2009. These performance goals are equally based on both our earnings before interest, taxes, depreciation and amortization, as adjusted, or EBITDA, and the market value of our common stock, in each case as measured on the last day of the fiscal year.

(4)	The market value is based on the closing price of our stock as of December 31, 2006, which was $29.42, without taking any discounts and assuming that targets are achieved (EBITDA and market cap).
Option Vesting Schedule
     Except for grant dates set forth below, the vesting schedule for stock options is 25% of the shares subject to the option vest on the one year anniversary of the date of grant, and 1/36th of the remaining shares subject to the option vest each month thereafter, such that 100% of the shares subject to the option will be fully vested four years after the date of grant.

Stock Option Grant Date	Vesting Schedule
1/30/2003	The vesting commencement date was January 1, 2003.

1/30/2004	10,000 options vested immediately for Mr. Jacobs, the remaining 60,000 began vesting on January 1, 2004.

5/3/2004	14,609 of Mr. Cox’s options were immediately vested. Of the remaining 41,016 options, 6,016 vested in 14 equal monthly installments ending on June 27, 2005 and the remaining 35,000 options had a vesting commencement date of January 1, 2004. 152,462 of Mr. O’Neil’s options were immediately vested. Of the remaining 262,491, 37,491 vested in 10 equal monthly installments ending on February 14, 2005 and the remaining 225,000 had a vesting commencement date of January 1, 2004.
OPTION EXERCISES AND STOCK VESTED IN FISCAL 2006

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares		Value Realized on
Name	Acquired on Exercise	On Exercise	Acquired on Vesting		Vesting
Mark F. O’Neil	—	—	7,500	(1)	$159,000
Robert J. Cox III	—	—	2,500	(1)	53,000
John A. Blair	—	—	—		—
Eric D. Jacobs	—	—	2,500	(1)	53,000
Raj Sundaram	—	—	—		—
Vincent Passione	110,000 (2)	$1,928,233	18,750	(3)	405,750

(1)	These shares vested on May 26, 2006 upon the lapse of restricted common stock. The closing price of our common stock on that day was $21.20.

(2)	On December 11, 2006, Mr. Passione exercised 39,745, 48,749 and 21,506 stock options with exercise prices of $2.80, $12.92 and $20.68, respectively. The closing price of our common stock on that day was $28.31.

(3)	3,750 of these shares vested on May 26, 2006 upon the lapse of restricted common stock. The closing price of our common stock on that day was $21.20. On August 31, 2006, we accelerated the vesting of 15,000 of Mr. Passione’s shares of restricted common stock due to his departure from the company. The closing price of our common stock on that day was $21.75.

POTENTIAL PAYMENTS UPON TERMINATION
The tables set forth below describe and quantify certain compensation that would become payable under existing plans and arrangements if the named executive officer’s employment had terminated on December 31, 2006, based on our closing stock price on that date. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price. None of our named executive officers are entitled to any compensation in the event of a voluntary termination or an involuntary termination for cause.

		Compensation				Benefits & Perquisites
		Short-			Restricted
	Base	Term	Performance	Stock	Common	Health	280G Tax
Name	Salary(1)	Incentives(2)	Shares(3)	Options(4)	Stock(5)	Care	Gross-Up	Total
Mark F. O’Neil
Involuntary or Good Reason Termination	$990,080	$600,000		$4,409,176	$956,150	$16,315		$6,971,721
Death or Disability			$609,927		1,691,650			2,301,577
Change In Control	990,080	600,000	5,001,400	4,837,058	1,691,650	16,315	$3,363,104	16,499,607
Robert J. Cox III
Involuntary or Good Reason Termination	520,000	152,000		1,555,443	323,620	14,369		2,565,432
Death or Disability			215,268		573,690			788,958
Change In Control	520,000	152,000	1,765,200	1,700,558	573,690	14,369	1,285,459	6,011,276
John A. Blair
Involuntary or Good Reason Termination	521,994	218,750		240,383	132,390	16,315		1,063,637
Death or Disability			71,756		264,780			336,536
Change In Control	521,994	218,750	588,400	556,070	264,780	16,315		2,166,309
Eric D. Jacobs
Involuntary or Good Reason Termination	520,000	180,000		1,532,526	294,200	16,315		2,543,041
Death or Disability			179,390		514,850			694,240
Change In Control	520,000	180,000	1,471,000	1,665,805	514,850	16,315	$1,099,499	5,467,469
Raj Sundaram
Involuntary or Good Reason Termination	520,000	154,090		311,958	220,650	16,315		1,223,013
Death or Disability			125,573		441,300			566,873
Change In Control	520,000	154,090	1,029,700	417,219	441,300	16,315	795,942	3,374,566

(1)	24 months base salary continuation calculated based on the salary in effect on the date of termination. Severance will cease if the executive violates the non-compete provision of his employment agreement.

(2)	A pro-rata bonus payment calculated based on the number of days during the fiscal year through the date of termination, applied to actual bonus payment received for the prior fiscal year.

(3)	The Death or Disability amounts represent accelerated vesting of a pro-rata portion of the performance shares awarded in August 2006. The Change of Control amounts represent full vesting of the performance shares. Value is based on $29.42, the closing price of our common stock on December 31, 2006.

(4)	The Involuntary or Good Reason Termination amounts represent two years acceleration of the vesting of the named executive officer’s outstanding stock options (except for Mr. Blair who only receives one year of acceleration). The Change of Control amounts represent full vesting of the named executive officer’s outstanding stock options. Value is based on $29.42, the closing price of our common stock on December 31, 2006.

(5)	The Involuntary or Good Reason Termination amounts represent two years acceleration of the vesting of the named executive officer’s restricted common stock (except for Mr. Blair who only receives one year of acceleration). The Death or Disability and Change of Control amounts represent full vesting of the named executive officer’s restricted common stock. Value is based on $29.42, the closing price of our common stock on December 31, 2006.

Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended December 31, 2006 none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our board of directors. No member of our Compensation Committee has ever been an employee of DealerTrack.
Employment Agreements with Named Executive Officers
     Each of our named executive officers has entered into a written employment agreement with us or one of our subsidiaries that governs the terms and conditions of his employment. Except as set forth below with regards to Mr. Blair, each employment agreement with respect to the named executive officers provides:
•	The initial term of employment is through June 30, 2007, and will automatically be extended for additional one-year periods unless either party notifies the other of non-extension at least 60 days prior to the end of a term.
•	The annual base salary for 2007 for each of the named executive officers is as follows:

	2007	2006
Mark F. O’Neil	$510,000	$495,040
Robert J. Cox III	$280,000	$260,000
John A. Blair	$268,000	$260,000
Eric D. Jacobs	$270,000	$260,000
Raj Sundaram	$268,000	$260,000
•	Each named executive officer is eligible to receive an annual performance-based cash bonus. Each year, the amount of such bonus, if any, is determined based upon our performance relative to certain performance benchmark targets.
•	Each named executive officer is prohibited from competing with us or soliciting our employees or customers during the term of his employment and for a period of two years thereafter, and from disclosing our confidential or proprietary information indefinitely.
•	In the event that a named executive officer’s employment is terminated by us without “cause” or by the executive for “good reason,” the named executive officer will be entitled to continue to participate in our health and welfare benefit plans for a period of one year following termination and to continue to be paid his base salary for a period of two years following termination. Additionally, the named executive officer shall be entitled to receive a pro rata annual bonus based on the percentage of the year worked through the date of termination. Notwithstanding the foregoing, in no event will any named executive officer be entitled to receive any such payment or benefits after he or she violates any non-compete, non-disclosure or non-solicit covenant. “Cause” means any of the following: (i) the executive officer’s conviction for a felony, commission of fraud or embezzlement upon us; (ii) the executive officer’s commission of any willful act intended to injure our reputation, business, or business relationships; (iii) the refusal or failure to perform his duties with us in a competent and professional manner (in certain cases, with a cure period of ten business days); or (iv) the refusal or failure of the executive officer to comply with any of his material obligations under his employment agreement (in certain cases, with a cure period of ten business days). “Good reason” means any of the following: (i) a material breach by us of an executive officer’s employment agreement or in connection with our stock incentive plans (which has not been cured within the allotted time); (ii) a material reduction of an executive officer’s title or duties or the assignment to the officer of any duties materially inconsistent with his or her then current position; (iii) any material reduction in the executive officer’s salary or benefits; (iv) the failure of any successor entity to assume the terms of the executive officer’s employment agreement upon a “change of control”; (v) relocation of the officer’s location a distance of at over fifty miles; or (vi) if we do not renew the executive officer’s employment agreement upon its expiration.
•	In the event that a named executive officer’s employment is terminated by us without “cause” or by the executive for “good reason,” the named executive officer shall be credited with twenty-four months of accelerated vesting with respect to any options or other equity-based awards granted under the 2001 Stock Option Plan or 2005 Incentive Award Plan. Upon a “change of control,” the named executive officer shall automatically be credited with thirty-six months of accelerated vesting with respect to any options or other equity-based awards granted under the 2001 Stock Option Plan or 2005 Incentive Award Plan. Further, in the event that, within twelve months following a change of control, a named executive officer’s employment is terminated, he experiences a material negative change in his compensation or responsibilities or he is required to be based at a location more than 50 miles from his current work location, any remaining unvested options or other equity-based awards granted under the 2001 Stock Option Plan or 2005 Incentive Award Plan shall become fully vested. “Change of control” means any of the following: (i) certain transactions or series of transactions in which a third party directly or indirectly acquires more than 50% of the total combined voting power of our securities (other than through registered public offerings, employee benefit plans and transactions with affiliates); (ii) over a two year period, our directors who were nominated by our stockholders or elected by our board cease to constitute a majority of our board; (iii) a merger, consolidation, reorganization, business combination, sale or other disposition of all or substantially all of our assets or the acquisition of assets or stock of another entity, in which our voting securities outstanding immediately before the transaction cease to represent at least a majority of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, or after which a person or group beneficially owns voting securities representing 50% or more of the combined voting power of the successor entity; provided, however, that no person or group shall be deemed to beneficially own 50% or more of combined voting power of the successor entity solely as a result of the voting power held in us prior to the consummation of the transaction; or (iv) our stockholder’s approval of a liquidation or dissolution. In the case of those named executive officers who have entered into employment agreements with one of our subsidiaries rather than with the parent company, “change of control” also means the occurrence of any of the above with respect to such subsidiary.

•	Each named executive officer is entitled to a “gross-up payment” that, on an after-tax basis, is equal to the taxes imposed on the severance payment under the named executive officer’s employment agreement in the event any payment or benefit to the named executive officer is considered an “excess parachute payment” and subject to an excise tax imposed by Section 4999 of the Internal Revenue Code.

•	In the event that any of our named executive officers procures subsequent employment during the period during which they are entitled to a severance payment, then their future severance payments shall be reduced to the lesser of (i) 50% of the executive’s salary or (ii) 50% of the executive’s base compensation received for subsequent employment, commencing on the date the executive commences providing services in his new capacity.
The following provisions of Mr. Blair’s employment agreement differ from those of our other named executive officers:
•	Mr. Blair’s contract has a term of five years from May 25, 2005.
•	In the event that Mr. Blair’s employment is terminated by us without “cause” or by him for “good reason,” he shall be credited with twelve months of accelerated vesting with respect to any stock options. Additionally, the vested portion of his stock options shall remain exercisable for nine months following the date of termination of his employment.

Messrs. Blair and Sundaram have the following additional provisions in their employment agreements:
•	They each receive a monthly payment equal to 1/12 of $1,200,000 multiplied by the prime interest rate plus 1%, up to a maximum rate of 7% until the note described in the subsequent bullet point is issued.
•	They are each eligible to receive additional compensation payable in the form of a note based on the fiscal performance of certain data products. The note, when and if issued, will accrue interest monthly and is payable in full on June 30, 2010, although it can be prepaid at any time at our option.
•	They each signed a separate Unfair Competition and Nonsolicitation Agreement in which they agreed not to solicit from or compete with our ALG business for a period of 10 years from May 25, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2006 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	in column a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders Stock option plans(1)	3,897,448	$9.2395	518,293
2005 Employee Stock Purchase Plan	—	N/A	1,457,863

Equity compensation plans not approved by stockholders	—	—	—

Total	3,897,448		1,976,156

(1)	Consists of the 2001 Stock Option Plan and the 2005 Incentive Award Plan.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Based on our review of information on file with the SEC and our stock records, the following table provides certain information about beneficial ownership of our common stock as of March 31, 2007 for: (i) each person (or group of affiliated persons) which is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer, and (iv) all directors and current executive officers as a group. Unless otherwise indicated, the address for those listed below is c/o DealerTrack Holdings, Inc., 1111 Marcus Ave., Suite M04, Lake Success, NY 11042. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Number of Shares	Percent
Shares	Beneficially Owned	Owned
Mark F. O’Neil(1)	1,308,848	3.23%
John A. Blair(2)	195,947	*
Robert J. Cox III (3)	265,052	*
Eric D. Jacobs (4)	222,040	*
Vincent Passione (5)	465,405	1.17
Raj Sundaram (6)	119,789	*
Mary Cirillo-Goldberg (7)	116,335	*
Steven J. Dietz (8)	1,151,901	2.91%
Thomas R. Gibson . (9)	25,000	*
Thomas F. Gilman	—	—
John J. McDonnell, Jr. (10)	27,000	*
James David Power III (11)	46,250	*
Howard L. Tischler (12)(14)	5,460,824	13.78%
All current directors and current executive officers as a group (17 persons) (13)	9,468,697	22.97%
First Advantage Corporation and related entities (14) 100 Carillon Parkway , St. Petersburg, FL 33716	5,428,824	13.7%
FMR Corp.	3,120,214	7.88%
Fred Alger Management, Inc. (20)	2,030,000	5.12%
111 Fifth Avenue, New York, NY 10003

*	Indicates less than 1%

(1)	Includes 855,535 shares which Mr. O’Neil has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options. Also includes (i) 90,686 shares held by The Mark F. O’Neil Qualified

Grantor Retained Annuity Trust, of which Mr. O’Neil is the trustee, (ii) 51,164 shares held by Monique O’Neil, the wife of Mr. O’Neil and (iii) 258,750 shares of restricted common stock. Monique O’Neil is also a limited partner of GRP II Partners. Through this partnership interest, she has an indirect financial interest in approximately 1,164 shares of our common stock which is included in the total.

(2)	Includes 25,998 shares which Mr. Blair has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 31,250 shares of restricted common stock.

(3)	Includes 163,283 shares which Mr. Cox has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 88,500 shares of restricted common stock.

(4)	Includes 137,041 shares which Mr. Jacobs has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options. Also includes (i) 6,134 shares held by The Eric D. Jacobs Grantor Retained Annuity Trust, of which Mr. Jacobs is the trustee, and (ii) 74,000 shares of restricted common stock.

(5)	Includes 200,000 shares which Mr. Passione has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options. Also includes 35,336 shares held by the 2005 Vincent Passione Grantor Retained Annuity Trust, of which Mr. Passione’s wife and sister are the trustees.

(6)	Includes 15,832 shares which Mr. Sundaram has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options. Also includes 57,750 shares of restricted common stock.

(7)	Includes 36,250 shares which Ms. Cirillo-Goldberg has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 5,834 shares of restricted common stock.

(8)	Includes 20,000 shares which Mr. Dietz has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 5,834 shares of restricted common stock. Also includes (i) 2,040,008 shares of common stock held by GRP II, L.P., or GRP II, (ii) 145,589 shares of common stock held by GRP II Investors, L.P., or GRP II Investors, and (iii) 51,905 shares of common stock held by GRP II Partners, L.P., or GRP II Partners. GRPVC, L.P., or GRPVC, is the general partner of each of GRP II and GRP II Partners and GRP Management Services Corp., or GRP Management Services, is the general partner of GRPVC. Merchant Capital, Inc. is the general partner of GRP II Investors and is in turn an indirect wholly-owned subsidiary of Credit Suisse/ First Boston, Inc. Mr. Dietz is Vice President of GRP Management Services. Mr. Dietz disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in such shares.

(9)	Includes 10,000 shares which Mr. Gibson has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 5,834 shares of restricted common stock.

(10)	Includes 10,000 shares which Mr. McDonnell has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 5,834 shares of restricted common stock.

(11)	Includes 36,250 shares which Mr. Power has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 5,834 shares of restricted common stock.

(12)	Includes 20,000 shares which Mr. Tischler has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 5,834 shares of restricted common stock.

(13)	Includes 1,618,384 shares which this group has the right to acquire within 60 days after March 31, 2007 upon the exercise of stock options and 734,750 shares of restricted common stock.

(14)	Consists of 5,428,824 shares of common stock held by First American Credit Management Solutions, Inc., or CMSI, a direct, wholly-owned subsidiary of First Advantage Corporation, a publicly traded company. First Advantage Corporation may be deemed a beneficial owner of the shares held by CMSI, however, it disclaims beneficial ownership except to the extent of its pecuniary interest. Mr. Howard L. Tischler is Group President of First Advantage Dealer Services, an affiliate of CMSI. Mr. Tischler disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(15)	The shares shown as beneficially owned by FMR Corp. were reported in its Schedule 13G filed with the SEC on February 14, 2007.

(16)	The shares shown as beneficially owned by Fred Alger Management, Inc. were reported in its Schedule 13G filed with the SEC on February 12, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

DIRECTOR INDEPENDENCE
     The Nominating and Corporate Governance Committee and our board of directors annually assess the independence of the non-management directors by reviewing the financial and other relationships between the directors and us. This review is designed to determine whether these directors are independent under the criteria established by NASDAQ for independent board members. The Nominating and Governance Committee and our board of directors have determined that all of our non-management directors are independent under those standards.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policies and Procedures With Respect to Related Party Transactions
     In accordance with its written charter, the Audit Committee, which is comprised of all independent directors, is responsible for reviewing all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of the Audit Committee is required for all such transactions. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K.
Transactions with Other Five Percent Stockholders
First American Credit Management Solutions, Inc.
     Current Equity Ownership. CMSI owns an aggregate of 5,428,824 shares, or 13.7%, of our common stock.
     Joint Marketing Agreement. We are a party with First Advantage CREDCO, or CREDCO, formerly know as First American CREDCO, an affiliate of CMSI, to a Joint Marketing Agreement, dated as of March 19, 2003, and amended as of December 1, 2004, under which automotive dealers may use our web-based network to, among other things, electronically access a CREDCO credit report on a prospective customer. We earn revenue from CREDCO on a per transaction basis, each time a report is accessed. The total revenue and accounts receivable from CREDCO as of and for the year ended December 31, 2006 was $1.3 million (0.7% of our total revenue) and $0.2 million, respectively.
     Under the Joint Marketing Agreement, we have agreed not to compete with CREDCO in certain circumstances in the marketing of consumer credit reports to our automobile dealer customers.
     CreditReportPlus Agreement. We are party to an agreement with CreditReportPlus, LLC, an affiliate of CMSI, under which our dealer customers will be provided Credit Report Plus as our preferred provider of certain functionality related to credit reports. For the year ended December 31, 2006, revenue generated under this agreement was $0.8 million (0.5% of our total revenue).
     CMSI Agreements. We are party to agreements with CMSI under which CMSI provides us with certain integration, customer support and hosting services. Additionally, we use CMSI’s software product eValuate as a verification tool with respect to data services and contract data. The total amount of expense for the year ended December 31, 2006 was approximately $27,322.
     Non-Competition Agreement. As part of our acquisition of Credit Online, Inc. from CMSI, we entered into a non-competition agreement with CMSI and The First American Corporation, the former parent company of CMSI, under which we have agreed not to compete in the single financing source credit origination and/or credit decisioning system business and CMSI has agreed not to compete in the multi-financing source credit application processing business and other related businesses defined in the agreement.
     Bar None Agreement. In February 2006, we entered into an agreement with Bar None, Inc., an affiliate of CMSI, under which we provide integration with respect to leads for automotive dealers generated through Bar None. For the year ended December 31, 2006, $0.3 million (0.2% of our total revenue) was earned from this agreement.
     Director. Howard L. Tischler, Group President of First Advantage Dealer Services, an affiliate of CMSI, and from 2001 until September 2005, President and Chief Executive Officer of CMSI, has been our director since March 2003 pursuant to our stockholders’ agreement, which terminated upon our initial public offering. CMSI no longer has the right to appoint a director to our board of directors. Mr. Tischler received 3,500 shares of restricted common stock from us on June 14, 2006, pursuant to our 2005 Incentive Award Plan.
Registration Rights
     We are party to a Fourth Amended and Restated Registration Rights Agreement, dated March 19, 2003, among ACF Investment Corp., ADP, Inc., Capital One Auto Finance, Inc., DJR US, LLC, (formerly known as Automotive Lease Guide (alg), LLC), First American Credit Management Solutions, Inc., GRP II, L.P., GRP II Investors, L.P., GRP II Partners, L.P., J.P. Morgan Partners, Wells Fargo Financial, Inc., Wells Fargo Small Business Investment Company, Inc., WFS Web Investments, Janet Clarke, Robert J. Cox III, Mary Cirillo-Goldberg and Mark F. O’Neil which provides for:
•	An unlimited number of piggyback registrations pursuant to which we are required to register sales of a holder’s shares under the Securities Act when we undertake a public offering either on our own behalf or on behalf of another stockholder, subject to the discretion of the managing underwriter of the offering to decrease the amount that holders may register, with priority given, in the case of a public offering undertaken on our own behalf, first to the shares to be sold by us, then to shares to be sold by the holders exercising these piggyback registration rights, and then to all other shares and, in the case of a public offering on behalf of another stockholder, first to the shares to be sold by such stockholder, then to shares to be sold by us, and then to all other shares;

•	Two demand registrations pursuant to which we are required to register sales of a holder’s shares under the Securities Act that would result in aggregate net proceeds of at least $30,000,000, subject to certain rights to delay up to 180 days the filing or effectiveness of any such registration statements; and

•	One registration on Form S-3 (or equivalent short-form registration statement) per year pursuant to which we are required to register sales of a holder’s shares under the Securities Act, subject to the aggregate market value (at the time of a holder’s request) of the shares registered by such holder being no less than $5,000,000.
     Generally, we have agreed to pay all expenses of any registration pursuant to the registration rights agreement, except that underwriters’ discounts and commissions shall be borne pro rata by the parties selling shares pursuant to the applicable registration statement.
Earn Out Provision
     In connection with our purchase of substantially all of the assets of Automotive Lease Guide (alg) LLC, we agreed to pay to DJR US, LLC (the former owner of the assets of Automotive Lease Guide (alg) LLC) $750,000 on each of the first through fifth anniversaries of the closing date of the acquisition. Additionally, we agreed to pay additional consideration of up to $11.3 million contingent upon certain future increases in revenue of ALG and another of our subsidiaries through December 2009. In May 2006, we paid $750,000 to DJR as the annual payment and in January 2007, we paid $0.2 million to DJR as additional consideration based on 2006 revenue. John A. Blair, our Chief Executive Officer, Automotive Lease Guide (alg), Inc., and Raj Sundaram, our Senior Vice President, Dealer Solutions, DealerTrack, Inc., are both members of DJR US, LLC.
Former Five Percent Stockholders
     Prior to the completion of our follow-on offering on October 12, 2006, the following financing source customers held more than five percent of our outstanding shares of common stock.
•	AmeriCredit Financial Services, Inc., through its affiliate ACF Investment Corp.;

•	Capital One Auto Finance, Inc., in its own name and through Onyx Acceptance Corporation, through its affiliate Capital One Auto Finance, Inc.;

•	JPMorgan Chase Bank, N.A., which does business through Chase Auto Finance as three financing sources, Chase Custom Finance (previously Bank One, N.A.), Chase Prime and Subaru Motor Finance, through its affiliate J.P. Morgan Partners;

•	Wells Fargo & Company, through its affiliates Wells Fargo Financial, Inc. and Wells Fargo Small Business Investment Company, Inc., and Wells Fargo Financial, Inc.; and

•	WFS Financial, Inc., a subsidiary of Wachovia Corporation, through its affiliate WFS Web Investments.

     We have entered into agreements with each of the automotive financing source affiliates of these entities. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically. Each agreement sets forth the responsibilities of each party with respect to the development of the interface between our computer system and the financing source customers’ credit processing system and the terms and conditions governing our operation of and each financing source customers’ subscription to and use of our system.
     Under these agreements, the automotive financing source affiliates have “most favored nation” status, granting each of them the right to no less favorable pricing terms for our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of these automotive financing source affiliates also restrict our ability to terminate such agreements.
ACF Investment Corp.
     Financing Source Customer. AmeriCredit Financial Services, Inc., an affiliate of ACF Investment Corp., is one of our financing source customers. For the year ended December 31, 2006, $6.4 million (3.7% of our total revenue) was earned from AmeriCredit Financial Services, Inc.
Capital One Auto Finance, Inc.
     Financing Source Customers. Capital One Auto Finance, Inc. and Onyx Acceptance Corporation, an affiliate of Capital One Auto Finance, Inc., are two of our financing source customers. For the year ended December 31, 2006, $8.2 million (4.7% of our total revenue) was earned from Capital One Auto Finance, Inc. and Onyx Acceptance Corporation, while it has been an affiliate of Capital One Auto Finance, Inc.
J.P. Morgan Partners
     Financing Source Customers. JPMorgan Chase Bank, N.A., which does business through Chase Auto Finance as three of our financing sources, Chase Custom Finance, Chase Prime and Subaru Motor Finance, is an affiliate of J.P. Morgan Partners. For the year ended December 31, 2006, $5.5 million (3.2% of our total revenue) was earned from Chase Auto Finance. We also provide web interface hosting services for Chase Auto Finance.
     License Agreement. We license certain limited technology from an affiliate of J.P. Morgan Partners, which we obtained as a contributed asset during our initial capitalization. This license is royalty-free and perpetual. The license agreement restricts our ability to use this technology outside of the automotive finance industry. There are no payments or other ongoing consideration with respect to this license agreement.
     Banking and Insurance. Since February 2001, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) has provided us with commercial banking and investment management services.
     Credit Facilities. JPMorgan Chase Bank, N.A. is the administrative agent and letter of credit issuing bank and a lender under our credit facilities.
Wells Fargo Small Business Investment Company, Inc. and Wells Fargo Financial, Inc.
     Financing Source Customers. Wells Fargo & Company and Wells Fargo Financial, Inc., are both financing source customers of ours. Wells Fargo & Company, Wells Fargo Financial, Inc. and Wells Fargo SBIC are affiliates of each other. For the year ended December 31, 2006, $7.6 million (4.4% of our total revenue) was earned from Wells Fargo & Company and Wells Fargo Financial, Inc. We also provide web interface hosting services for Wells Fargo & Company.
Wachovia Corporation
     Financing Source Customer. WFS Financial, Inc, an affiliate of WFS Web Investments, is one of our financing source customers. For the year ended December 31, 2006 $0.4 million (0.2% of our total revenue) was earned from WFS Financial, Inc.
     Underwriting and Credit Facilities. Wachovia Capital Markets, LLC, an affiliate of the Wachovia Corporation, was one of the underwriters of our follow-on offering, which closed on October 12, 2006, and received approximately $0.2 million in fees from us in connection with such offering. In addition, Wachovia Bank, National Association, is a lender under our credit facilities.
Item 14. Principal Accountant Fees and Services.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table represents the fees billed by PricewaterhouseCoopers LLP, or PWC, for 2006 and 2005:

	2006	2005
Audit fees(1):	$1,604,625	$2,973,615
Audit-related fees(2):	62,600	31,669
Tax fees(3):	—	68,650
All other fees(4):	35,000	—

Total:	$1,702,225	$3,073,934

(1)	Audit fees consisted of audit work performed on our consolidated financial statements, as well as work normally performed by the independent registered public accounting firm in connection with statutory and regulatory filings. Amounts for 2005 have been adjusted to include $742,626 billed in 2006 that had been accrued in 2005.

(2)	Audit-related fees consisted of audits of our employee benefit plan, as well as work related to acquisitions.

(3)	Tax fees are fees associated with tax compliance.

(4)	All other fees related to work associated with Regulation AB compliance.
The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, our independent registered public accounting firm, unless entered into pursuant to the pre-approval policies and procedures established by the Audit Committee. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of service contemplated and the related fees, to be rendered by the firm during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees approved by the Audit Committee. For each category of proposed service, the independent registered public accounting firm is required to confirm that the provision of such services does not impair their independence.
All of the audit-related, tax and all other services provided by PwC to us in 2005 and 2006 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures set forth above.
PART IV
Item 15. Exhibits
          15(a)(3) Exhibits
     Exhibits are as set forth in the “List of Exhibits.”

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2007

DealerTrack Holdings, Inc. (Registrant)

By: /s/ Robert J. Cox III
Robert J. Cox III Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description
3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (1)	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint bookrunners, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Securities Inc., as arrangers, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuing bank, Lehman Commercial Paper Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent.

10.2 (1)	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.

10.3 (2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.

10.4 (2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.

10.5 (2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.

10.6 (2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.

10.7 (2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.

10.9 (2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.

10.10 (2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.11 (2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.12 (1)	Employment Agreement, dated as of May 26, 2005, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.13 (5)	Employment Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.14 (5)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.15 (1)	Employment Agreement, dated as of May 26, 2005, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.16+	Employment Agreement, dated as of August 21, 2006, by and between Raj Sundaram and DealerTrack, Inc.

10.17+	Employment Agreement, dated as of May 25, 2005, by and between Robert Cox and DealerTrack, Inc.

10.18 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.19 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

Number	Description
10.20 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.21 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.22 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.23 (1)	2005 Incentive Award Plan, effective as of May 26, 2005.

10.24 (8)	First Amendment to the 2005 Incentive Award Plan, effective as of August 2, 2006.

10.25 (5)	Form of Stock Option Agreement.

10.26 (5)	Form of Restricted Stock Agreement.

10.27 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.28+	Stock Ownership and Retention Program, adopted May 26, 2005.

10.29 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.30 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.32 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.34+	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.

10.35+	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.36+	Amendment No. 1 to Unfair Competition and Nonsolicitation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.37 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

10.38 (4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.

10.39 (7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.

14.1 (6)	Code of Business Conduct and Ethics.

21.1+	List of Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Previously filed.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-136929) filed August 28, 2006.