Form 10-Q
period 2007-03-31
DealerTrack Holdings, Inc.
filed 2007-05-09
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 30, 2007, 39,654,029 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,035	$47,080
Short-term investments	106,360	124,115
Accounts receivable — related party	369	398
Accounts receivable, net of allowances of $3,794 and $4,407 at March 31, 2007 and December 31, 2006, respectively	22,915	19,560
Prepaid expenses and other current assets	4,633	4,694
Deferred tax assets	2,706	2,483

Total current assets	170,018	198,330
Property and equipment, net	8,107	6,157
Software and web site developments costs, net	9,603	10,048
Intangible assets, net	56,273	37,918
Goodwill	71,898	52,499
Restricted cash	540	540
Deferred taxes and other long-term assets	17,874	16,021

Total assets	$334,313	$321,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,979	$1,818
Accrued compensation and benefits	4,732	10,111
Accrued other	14,760	11,978
Deferred revenue	4,085	3,166
Due to acquirees	2,202	2,440

Total current liabilities	27,758	29,513
Due to acquirees — long-term	3,032	2,982
Deferred taxes and other long-term liabilities	9,002	4,681

Total liabilities	39,792	37,176

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 39,630,458 and 39,627,825 shares issued and outstanding at March 31, 2007, respectively and 39,358,769 and 39,357,550 shares issued and outstanding at December 31, 2006, respectively	396	393
Treasury stock, at cost, 2,633 and 1,219 shares at March 31, 2007 and December 31, 2006, respectively.	(72)	(31)
Additional paid-in capital	293,590	289,490
Deferred stock-based compensation (APB 25)	(3,756)	(4,322)
Accumulated other comprehensive income (foreign currency)	768	37
Retained earnings (accumulated deficit)	3,595	(1,230)

Total stockholders’ equity	294,521	284,337

Total liabilities and stockholders’ equity	$334,313	$321,513

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share
	amounts)
Revenue
Net revenue (1)	$51,725	$37,935

Operating costs and expenses
Cost of revenue (2)	21,300	15,119
Product development (2)	2,380	2,202
Selling, general and administrative (2)	21,248	15,969

Total operating costs and expenses	44,928	33,290
Income from operations	6,797	4,645
Interest income	1,531	963
Interest expense	(62)	(72)

Income before provision for income taxes	8,266	5,536
Provision for income taxes, net	(3,441)	(2,100)

Net income	$4,825	$3,436

Basic net income per share	$0.12	$0.10
Diluted net income per share	$0.12	$0.09
Weighted average shares outstanding	38,625,215	35,268,289
Weighted average shares outstanding assuming dilution	40,231,194	36,718,023

(1)	Related party revenue for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Related party revenue	$620	$9,252
(2) Stock-based compensation recorded for the three months ended March 31, 2007 and 2006 was classified as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cost of revenue	$414	$253
Product development	136	78
Selling, general and administrative	1,579	893
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$4,825	$3,436
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,846	6,070
Deferred tax benefit	(2,075)	(1,341)
Amortization of stock-based compensation	2,129	1,224
Provision for doubtful accounts and sales credits	1,008	975
Loss on sale of property and equipment	15	—
Amortization of deferred interest	42	46
Deferred compensation	70	33
Amortization of bank financing costs	30	33
Stock-based compensation windfall tax benefit	(1,141)	(464)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(3,175)	(14)
Accounts receivable — related party	29	(381)
Prepaid expenses and other current assets	612	194
Accounts payable and accrued expenses	(5,760)	(5,586)
Accounts payable — related party	—	(1,033)
Deferred revenue and other current liabilities	921	860
Other long-term liabilities	21	275
Deferred rent	77	163
Other assets	(16)	(2)

Net cash provided by operating activities	5,458	4,488

Cash flows from investing activities
Capital expenditures	(811)	(923)
Funds released from escrow and other restricted cash	—	50
Purchase of short term investments	(58,050)	(64,358)
Sale of short term investments	75,805	4,750
Capitalized software and web site development costs	(957)	(1,151)
Payment for net assets acquired, net of acquired cash	(37,832)	(6,180)

Net cash used in investing activities	(21,845)	(67,812)

Cash flows from financing activities
Principal payments on capital lease obligations	(105)	(119)
Proceeds from the exercise of employee stock options	833	321
Proceeds from employee stock purchase plan	430	143
Purchase of treasury stock	(41)	—
Principal payments on notes payable	—	(211)
Stock-based compensation windfall tax benefit	1,141	464
Other	(1)	13

Net cash provided by financing activities	2,257	611

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net decrease in cash and cash equivalents	(14,130)	(62,713)
Effect of exchange rate changes on cash and cash equivalents	85	(10)
Cash beginning of period	47,080	103,264

Cash end of period	$33,035	$40,541

Supplemental disclosure
Cash paid for:
Income taxes	$3,356	$1,103
Interest	21	13
Non-cash investing and financing activities:
Acquisition of capitalized software through note payable	—	1,264
Accrued capitalized hardware and software	1,679	1,430
Deferred compensation reversal to equity	136	—
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which as of March 31, 2007, consisted of over 22,000 dealers, including over 90% of all franchised dealers in the United States; over 340 financing sources; including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The December 31, 2006 balance sheet information has been derived from the audited 2006 financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.
3. Net Income per Share
     For the three months ended March 31, 2007 and 2006, we computed net income per share in accordance SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options, which are in the money are exercised at the beginning of the period and the proceeds used by DealerTrack to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.
     The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per
	share amounts)
Numerator:
Net income	$4,825	$3,436

Denominator:
Weighted average common stock outstanding (basic)	38,625,215	35,268,289
Common equivalent shares from options to purchase common stock and restricted common stock (1)	1,605,979	1,449,734

Weighted average common stock outstanding (diluted)	40,231,194	36,718,023

Basic net income per share	$0.12	$0.10

Diluted net income per share	$0.12	$0.09

(1)	In accordance with SFAS No. 128, for the three months ended March 31, 2007, we have excluded 386,667 contingently issuable shares from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period. This stock-based plan was not in effect for the three months ended March 31, 2006 (Refer to Note 13 for further information).
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2007	2006
Stock options	380,131	755,425
Restricted common stock	77,310	126,000

Total	457,441	881,425

4. Comprehensive Income
     The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$4,825	$3,436
Foreign currency translation adjustments	731	(10)

Total comprehensive income	$5,556	$3,426

5. Stock-Based Compensation Expense
     We have three types of stock-based compensation programs: stock options, restricted stock and an employee stock purchase plan (ESPP). For further information see Notes 2 and 9 included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The following summarizes stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock options	$1,225	$915
Restricted stock	828	284
ESPP	76	25

Total stock-based compensation expense	$2,129	$1,224

     Stock-based compensation expense recognized for the three months ended March 31, 2007 was $2.1 million, of which $1.6 million was in accordance with FAS 123R and $0.5 million in accordance with APB 25. Stock-based compensation expense recognized for the three months ended March 31, 2006 was $1.2 million, of which $0.6 million was in accordance with FAS 123R and $0.6 million in accordance with APB 25.
     Refer to Note 13 for further information regarding our long-term incentive equity awards.

6. Business Combinations
Curomax Acquisition
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (“Curomax”) pursuant to a Shares Purchase Agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.2 million (including estimated direct acquisition and restructuring costs of approximately $2.1 million). This acquisition will allow us to expand our lender customer base in Canada. Under the terms of the Shares Purchase Agreement, we have future contingent payment obligations of approximately $2.0 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. As of March 31, 2007 none of these contingencies have been resolved.
     In connection with the Curomax business combination we have recorded in purchase accounting an estimated restructuring liability of $1.5 million relating to employee severance and related benefit costs. As of March 31, 2007, we have not yet completed all of the workforce reductions and the remaining liability is $1.2 million, which is expected to be paid by December 31, 2007. The estimated liability may change subsequent to its initial recognition, requiring adjustments to the purchase price recorded.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$2,162
Property and equipment	339
Intangible assets	23,580
Goodwill	19,061

Total assets acquired	45,142
Total liabilities assumed	(5,902)

Net assets acquired	$39,240

     Total liabilities assumed includes a $4.4 million deferred tax liability that relates to the amortization of acquired intangibles.
     We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during 2007, and accordingly the related purchase accounting is not final as of March 31, 2007. As of March 31, 2007, we preliminarily allocated the amounts to intangible assets as follows: approximately $19.2 million of the purchase price has been allocated to customer relationships, $3.6 million to non-compete agreements, and $0.8 million to purchased technology. These intangibles are being preliminarily amortized on a straight-line basis over one to four years based on each intangible’s estimated useful life. We also preliminarily recorded $19.1 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. The final allocation may be materially different from the preliminary allocation.
     The results of Curomax were included in our consolidated statement of operations from the date of acquisition.
Unaudited Pro Forma Summary of Operations
     The accompanying unaudited pro forma summary presents our consolidated results of operations as if the acquisitions of Curomax, DealerWare L.L.C, and Global Fax, L.L.C. had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share
	data)
Net revenue	$52,565	$42,893
Net income	$4,157	$1,798
Basic net income per share	$0.11	$0.05
Diluted net income per share	$0.10	$0.05

7. Related Party Transactions
Service Agreement with Related Parties — Financing Sources
     We have entered into agreements with the automotive financing source affiliates of certain of our current and former stockholders. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically and several have subscribed to our data services and other products. Under the agreements to receive credit application data and transmit credit decisions electronically, the automotive financing source affiliates of these current and former stockholders have “most favored nation” status, granting each of them the right to no less favorable pricing terms for certain of our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of the automotive financing source affiliates of these stockholders also restrict our ability to terminate such agreements.
     The total amount of net revenue from these related parties for the three months ended March 31, 2006 was $8.6 million.
     As a result of our October 12, 2006 public offering, we no longer have a financing source as a related party.
Service Agreements with Related Parties — Other Service and Information Providers
     During 2003, we entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. Automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue, subject to certain maximums where applicable, from this related party for each credit report or customer lead that is accessed using our web-based service; additionally this related party has also subscribed to our data services products. The total amount of net revenue from this related party for the three months ended March 31, 2007 and 2006 was $0.6 million and $0.7 million, respectively. The total amount of accounts receivable from this related party as of March 31, 2007 and December 31, 2006 was $0.4 million.
8. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2007	2006
Computer equipment	3	$11,958	$9,671
Office equipment	5	1,301	1,245
Furniture and fixtures	5	1,693	1,627
Leasehold improvements	5-7	854	636

		15,806	13,179

Less: Accumulated depreciation and amortization		(7,699)	(7,022)

Total property and equipment, net		$8,107	$6,157

9. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents and non-compete agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$38,773	$(13,287)	$19,308	$(10,904)	1-4
Database	15,900	(7,364)	15,900	(6,666)	3-6
Trade names	10,500	(3,694)	10,500	(3,428)	5-10
Patents/technology	16,844	(10,267)	16,031	(8,806)	2-5
Non-compete agreement	6,968	(2,262)	3,308	(1,738)	2-5
Partner agreements	4,400	(412)	4,400	(206)	5
Other	900	(726)	900	(681)	5

Total	$94,285	$(38,012)	$70,347	$(32,429)

     Amortization expense that will be charged to income for the remaining period of 2007, based on the March 31, 2007 book value, is approximately $17.3 million.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the March 31, 2007 book value, to be $15.4 million in 2008, $10.2 million in 2009, $8.5 million in 2010, $2.0 million in 2011, $0.7 million in 2012 and thereafter $1.7 million.

10. Goodwill
The change in carrying amount of goodwill for the three months ended March 31, 2007 is as follows (in thousands):

Balance as of January 1, 2007	$52,499
Acquisition of Curomax (preliminary allocation)	19,061
Impact of change in Canadian dollar exchange rate	338

Balance as of March 31, 2007	$71,898

11. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2007	2006
Professional fees	$1,055	$1,167
Software licenses	1,181	1,184
Customer deposits	2,678	2,685
Revenue share	1,138	1,926
Servicing costs	78	128
Public company costs	288	625
Severance	389	489
Taxes	2,464	1,774
Computer equipment	1,669	—
Acquisition costs	1,696	49
Other	2,124	1,951

Total other accrued liabilities	$14,760	$11,978

12. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.4 million. Approximately $0.3 million of the liability for uncertain tax positions would affect our effective rate upon the resolution of uncertain tax positions. We expect that the majority of these liabilities will be paid during 2007.
     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.
     Interest and penalties related to tax positions taken in our tax returns are recorded in general and administrative expenses in our consolidated statement of operations. At January 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was zero. There was no significant change to this amount during the first quarter of 2007.
13. Long-Term Incentive Equity Awards
     On August 2 and November 2, 2006, the compensation committee of the board of directors granted long-term incentive equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares and 35,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.
     In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $5.8 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the performance threshold for the 2007 year would be met. The expense recorded related to the EBITDA Performance Award was $0.1 million for the three months ended March 31, 2007. The total value of the entire Market Value Award is $2.4 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period.

As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the Market Value Award was $0.2 million for the three months ended March 31, 2007.
14. Commitments and Contingencies
Executive Severance Commitment
     As of March 31, 2007, we are obligated to pay an executive severance commitment of $0.6 million, which will be paid in equal installments over the succeeding 18 months.
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
Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $8.0 million as of March 31, 2007 and $6.5 million as of December 31, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     DealerTrack Inc. v. RouteOne LLC
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SLT). The complaint seeks declaratory and injunctive relief as well as damages against RouteOne for infringement of two patents which are owned by us, which relate to computer implemented automated credit application analysis and decision routing inventions (the Patents). The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.

The court has approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count has been dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts have been dismissed with prejudice.
DealerTrack, Inc. v. Finance Express et al., CV-06-2335;
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (Finance Express), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV 06-2335 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. We also are seeking relief for acts of copyright infringement and unfair competition.
     On June 8, 2006, David Huber and Finance Express filed their answer and counterclaims. The counterclaims seek damages for libel related to an allegation in the complaint, breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between the parties. On October 26, 2006, the Court dismissed the counterclaim for libel pursuant to a motion by us.
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV 06-6864 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV 07-215 (CWx). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of U. S. Pat. No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. RouteOne, David Huber and Finance Express asserted counterclaims for a declaratory judgment of unenforceability due to inequitable conduct with respect to the ‘427 Patent and the Patents. David Huber and Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have recently been consolidated by the Court. Discovery is underway in the consolidated action and neither claim construction nor dispositive motions have been briefed or filed.
     A schedule for the consolidated action is in the process of being negotiated by the parties. We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
15. Segment Information
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
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Transaction services revenue	$34,290	$24,540
Subscription services revenue	15,769	11,631
Other	1,666	1,764

Total net revenue	$51,725	$37,935

16. Credit Facility
     We have a $25.0 million revolving credit facility available to us at an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of March 31, 2007 and December 31, 2006, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
17. Subsequent Event
     On April 27, 2007 we announced the signing of a definitive agreement to acquire Arkona, Inc. for $1.38 per share of common stock. The total cash purchase price of the transaction is approximately $58.9 million. We commenced a tender offer on May 1, 2007. The transaction has been unanimously approved by each company’s board of directors, and Arkona stockholders who own approximately 30 percent of Arkona’s outstanding shares have committed to tender their shares in the tender offer. Consummation of this transaction is subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
     DealerTrack is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships, which, as of March 31, 2007, consisted of over 22,000 automotive dealers, including over 90% of all franchised dealers in the United States; over 340 financing sources, including the 20 largest independent financing sources in the United States; and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data. We are a Delaware corporation formed in August 2001.
     We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., Curomax Canada Inc., DealerAccess Canada Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and webalg, inc.
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
The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except
	for non-financial data)
EBITDA and Other Business Statistics:
EBITDA (1)	$14,643	$10,715
Capital expenditures, software and web site development costs	$3,447	$4,768
Active dealers in our network as of end of the period (2)	22,642	21,794
Active financing sources in our network as of end of period (3)	344	214

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.
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

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$4,825	$3,436
Interest income	(1,531)	(963)
Interest expense	62	72
Provision for income taxes	3,441	2,100
Depreciation of property and equipment and amortization of capitalized software and website costs	2,276	1,892
Amortization of acquired identifiable intangibles	5,570	4,178

EBITDA	$14,643	$10,715

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network.
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
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides, allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
     The purchase accounting for our Curomax acquisition is not final as of March 31, 2007. We are in the process of finalizing the fair value assessment for the acquired identifiable assets. As of March 31, 2007, we preliminarily allocated the amounts to intangible assets as follows: approximately $19.2 million of the purchase price has been allocated to customer relationships, $3.6 million to non-compete agreements, and

$0.8 million to purchased technology. These intangibles are being preliminarily amortized on a straight-line basis over one to four years based on each intangible’s estimated useful life. We also preliminarily recorded $19.1 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. The final allocation may be materially different from the preliminary allocation.
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
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a Shares Purchase Agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.2 million (including estimated direct acquisition and restructuring costs of approximately $2.1 million). Under the terms of the Shares Purchase Agreement, we have future contingent payment obligations of approximately $2.0 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. In connection with the Curomax business combination, we have recorded in purchase accounting an estimated restructuring liability of $1.5 million relating to employee severance and related benefit costs. As of March 31, 2007, we have not yet completed all of the workforce reductions and the remaining liability is $1.2 million, which is expected to be paid by December 31, 2007. The estimated liability may change subsequent to its initial recognition, requiring adjustments to the liability recorded.
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
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities. A summary of our significant accounting policies is more fully described in Note 2 in the section entitled “Financial Statements” in Part I, Item 1. of this Quarterly Report on Form 10-Q.
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the three months ended March 31, 2007 to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.

     Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2007	2006
	(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue (1)	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	41.2%	39.9%
Product development	4.6%	5.8%
Selling, general and administrative	41.1%	42.1%

Total operating costs and expenses	86.9%	87.8%

Income from operations	13.1%	12.2%
Interest income	3.0%	2.5%
Interest expense	(0.1)%	(0.2)%

Income before provision for income taxes	16.0%	14.5%
Provision for income taxes, net	(6.7)%	(5.5)%

Net income	9.3%	9.0%

	Three Months Ended March 31,
	2007	2006
	(% of net revenue)
(1) Related party revenue	1.2%	24.4%
Three Months Ended March 31, 2007 and 2006
Revenue
     Total net revenue increased $13.8 million, or 36%, to $51.7 million for the three months ended March 31, 2007 from $37.9 million for the three months ended March 31, 2006.
     Transaction Services Revenue. Transaction services revenue increased $9.8 million, or 40%, to $34.3 million for the three months ended March 31, 2007 from $24.5 million for the three months ended March 31, 2006. The increase in transaction services revenue was primarily the result of an increase in the volume of transactions processed through our network. The increased volume of transactions processed was the result of the increase in financing source customers active in our network to 344 as of March 31, 2007 from 214 as of March 31, 2006, the increase in automobile dealers active in our network to 22,642 as of March 31, 2007 from 21,794 as of March 31, 2006, the increase in volume from existing customers, and an increase in volume of transactions from our acquisitions of Global Fax and Curomax, which were acquired May 2006 and February 2007, respectively.
     Subscription Services Revenue. Subscription services revenue increased $4.1 million, or 36%, to $15.7 million for the three months ended March 31, 2007 from $11.6 million for the three months ended March 31, 2006. The increase in subscription services revenue was primarily the result of increased total subscriptions as of March 31, 2007 compared to March 31, 2006.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $6.2 million, or 41%, to $21.3 million for the three months ended March 31, 2007 from $15.1 million for the three months ended March 31, 2006. The $6.2 million increase was primarily the result of increased amortization and depreciation charges of $1.7 million primarily relating to the acquisitions of Curomax, Global Fax and DealerWare, increased compensation and benefits related costs of $2.7 million due to overall headcount additions including those from acquired companies and $0.9 million in cost of revenue from our digital contract business.
     Product Development Expenses. Product development expenses increased $0.2 million, or 8%, to $2.4 million for the three months ended March 31, 2007 from $2.2 million for the three months ended March 31, 2006. The $0.2 million increase was primarily the result of increased compensation and related benefit costs of $0.2 million, due to overall headcount additions including those from acquired companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.2 million, or 33%, to $21.2 million for the three months ended March 31, 2007 from $16.0 million for the three months ended March 31, 2006. The $5.2 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $3.2 million, which included $1.6 million in increased non-cash stock-based compensation, headcount additions and salary increases, $0.5 million in increased professional fees, and $0.9 million related to marketing and travel expenses.
Interest Income
     Interest income increased $0.5 million, or 50% to $1.5 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. The $0.5 million increase is primarily related to the interest income earned on net cash proceeds from our public offering in October 2006.

Provision for Income Taxes
     The provision for income taxes for the three months ended March 31, 2007 of $3.4 million consisted primarily of $2.9 million of federal tax and $0.5 million of state and local income taxes on taxable income. For the three months ended March 31, 2007, included in the provision for income taxes is $0.2 million of non-deductible amortization of acquisition related intangibles of our Canadian subsidiaries. The provision for income taxes for the three months ended March 31, 2006 of $2.1 million consisted primarily of $1.8 million of federal tax and $0.3 million of state and local income taxes on taxable income. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Liquidity and Capital Resources
     Our liquidity requirements are for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the three months ended March 31, 2007 were $3.4 million, of which $1.8 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. As of March 31, 2007, we had no amounts outstanding under our available $25.0 million revolving credit facility.
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax for a cash purchase price of approximately $39.2 million (including estimated direct acquisition and restructuring costs of approximately $2.1 million). Under the terms of the purchase agreement, we have future contingent payment obligations of approximately $2.0 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months.
     As of March 31, 2007, we had $139.4 million of cash, cash equivalents and short-term investments and $142.3 million in working capital, as compared to $171.2 million of cash, cash equivalents and short-term investments and $168.8 million in working capital as of December 31, 2006.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$5,458	$4,488
Net cash used in investing activities	(21,845)	(67,812)
Net cash provided by financing activities	2,257	611
Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2007 was attributable to net income of $4.8 million, which includes depreciation and amortization of $7.8 million, amortization of stock-based compensation of $2.1 million, an increase to the provision for doubtful accounts and sales credits of $1.0 million, and an increase to deferred revenue and other current liabilities of $0.9 million, partially offset by a deferred tax benefit of $2.1 million, a stock-based compensation windfall tax benefit of $1.1 million, an increase in accounts receivable (including related party) of $3.1 million due to an overall increase in revenue, and a decrease in accounts payable and accrued expenses of $5.8 million. Net cash provided by operating activities for the three months ended March 31, 2006 was attributable to net income of $3.4 million, which includes depreciation and amortization of $6.1 million, amortization of stock-based compensation of $1.2 million, an increase to the provision for doubtful accounts of $1.0 million, an increase to deferred revenue and other current liabilities of $0.9 million, and an increase to other long-term liabilities of $0.3 million, partially offset by a decrease in accounts payable and accrued expenses (including related party) of $6.6 million.
Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2007 was attributable to capital expenditures of $0.8 million, an increase in capitalized software and web site development costs of $1.0 million, and payment for net assets acquired of $37.8 million, offset by the net sale of short-term investments of $17.8 million. Net cash used in investing activities for the three months ended March 31, 2006 was attributable to capital expenditures of $0.9 million, an increase in capitalized software and website development costs of $1.2 million, payments for acquisitions of $6.2 million, and the net purchase of short-term investments of $59.6 million.
Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2007 was attributable to the exercise of employee stock options of $0.8 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $0.4 million and stock-based compensation windfall tax benefit of $1.1 million. Net cash provided by financing activities for the three months ended March 31, 2006 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $0.3 million, net proceeds from employee stock purchases under the ESPP of $0.1 million and stock-based compensation windfall tax benefit of $0.5 million, offset by principal payments on note payable and capital lease obligations of $0.3 million.

Contractual Obligations
     As of March 31, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for as follows:
     On April 27, 2007, we announced the signing of a definitive agreement to acquire Arkona, Inc. for $1.38 per share of common stock. The total cash purchase price of the transaction is approximately $58.9 million. We commenced a tender offer on May 1, 2007. The transaction has been unanimously approved by each company’s board of directors, and Arkona stockholders who own approximately 30 percent of Arkona’s outstanding shares have committed to tender their shares in the tender offer. Consummation of this transaction is subject to customary closing conditions.
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
Interest Rate Exposure
     As of March 31, 2007, we had cash, cash equivalents and short-term investments of $139.4 million invested in highly liquid money market instruments and tax-free and tax advantaged auction rate preferred securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2007, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
     DealerTrack Inc. v. RouteOne LLC
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SLT). The complaint seeks declaratory and injunctive relief as well as damages against RouteOne for infringement of two patents which are owned by us, which relate to computer implemented automated credit application analysis and decision routing inventions (the Patents). The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition. The court has approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count has been dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts have been dismissed with prejudice.
DealerTrack, Inc. v. Finance Express et al., CV-06-2335;
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (Finance Express), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV 06-2335 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. We also are seeking relief for acts of copyright infringement and unfair competition.
     On June 8, 2006, David Huber and Finance Express filed their answer and counterclaims. The counterclaims seek damages for libel related to an allegation in the complaint, breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between the parties. On October 26, 2006, the Court dismissed the counterclaim for libel pursuant to a motion by us.
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV 06-6864 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV 07-215 (CWx). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of U. S. Pat. No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. RouteOne, David Huber and Finance Express asserted counterclaims for a declaratory judgment of unenforceability due to inequitable conduct with respect to the ‘427 Patent and the Patents. David Huber and Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have recently been consolidated by the Court. Discovery is underway in the consolidated action and neither claim construction nor dispositive motions have been briefed or filed.
     A schedule for the consolidated action is in the process of being negotiated by the parties. We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases
     From time to time, in connection with the vesting of restricted common stock under our Incentive Award Plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock.

     The following table sets forth the repurchases for the three months ended March 31, 2007 (in thousands, except for share and per share data):

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program

January 2007	1,314	$29.10	n/a	n/a
February 2007	100	$27.88	n/a	n/a
March 2007	—	$—	n/a	n/a

Total	1,414

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)

Date May 9, 2007	/s/ Robert J. Cox III

Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.