Form 10-Q
period 2007-06-30
DealerTrack Holdings, Inc.
filed 2007-08-09
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 31, 2007, 39,914,702 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

	Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements		1
Consolidated Balance Sheets (unaudited)		1
Consolidated Statements of Operations (unaudited)		2
Consolidated Statements of Cash Flows (unaudited)		3
Notes to Consolidated Financial Statements (unaudited)		4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		12
Item 3. Quantitative and Qualitative Disclosures About Market Risk		18
Item 4. Controls and Procedures		19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings		19
Item 1A. Risk Factors		20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		20
Item 4. Submission of Matters to a Vote of Security Holders		20
Item 5. Other Information		21
Item 6. Exhibits		22

Signature
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS
EX-10.1: AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.2: AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.3: AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.4: AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.5: AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.6: FIRST AMENDMENT TO DIRECTORS' DEFERRED COMPENSATION PLAN
EX-10.7: FIRST AMENDMENT TO EMPLOYEES' DEFERRED COMPENSATION PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,599	$47,080
Short-term investments	58,000	124,115
Accounts receivable — related party	434	398
Accounts receivable, net of allowances of $4,417 and $4,407 at June 30, 2007 and December 31, 2006, respectively	27,849	19,560
Prepaid expenses and other current assets	4,614	4,694
Deferred tax assets	3,846	2,483

Total current assets	128,342	198,330
Property and equipment, net	10,103	6,157
Software and web site developments costs, net	9,549	10,048
Intangible assets, net	77,324	37,918
Goodwill	115,344	52,499
Restricted cash	540	540
Deferred taxes and other long-term assets	18,728	16,021

Total assets	$359,930	$321,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,919	$1,818
Accrued compensation and benefits	8,389	10,111
Accrued other	17,325	11,978
Deferred revenue	4,213	3,166
Due to acquirees and other current liabilities	2,623	2,440

Total current liabilities	35,469	29,513
Due to acquirees — long-term	2,336	2,982
Deferred taxes and other long-term liabilities	12,997	4,681

Total liabilities	50,802	37,176

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 39,706,368 and 39,703,333 shares issued and outstanding at June 30, 2007, respectively; and 39,358,769 and 39,357,550 shares issued and outstanding at December 31, 2006, respectively	397	393
Treasury stock, at cost, 3,035 and 1,219 shares at June 30, 2007 and December 31, 2006, respectively	(85)	(31)
Additional paid-in capital	297,157	289,490
Deferred stock-based compensation (APB 25)	(3,170)	(4,322)
Accumulated other comprehensive income (foreign currency)	4,950	37
Retained earnings (accumulated deficit)	9,879	(1,230)

Total stockholders’ equity	309,128	284,337

Total liabilities and stockholders’ equity	$359,930	$321,513

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue
Net revenue(1)	$58,507	$43,414	$110,232	$81,349

Operating costs and expenses
Cost of revenue(2)	24,158	17,289	45,458	32,408
Product development(2)	2,281	2,361	4,661	4,563
Selling, general and administrative(2)	22,313	16,474	43,561	32,443

Total operating costs and expenses	48,752	36,124	93,680	69,414
Income from operations	9,755	7,290	16,552	11,935
Interest income	1,220	785	2,751	1,748
Interest expense	(73)	(69)	(135)	(141)

Income before provision for income taxes	10,902	8,006	19,168	13,542
Provision for income taxes, net	(4,618)	(3,351)	(8,059)	(5,451)

Net income	$6,284	$4,655	$11,109	$8,091

Basic net income per share	$0.16	$0.13	$0.29	$0.23
Diluted net income per share	$0.15	$0.13	$0.27	$0.22
Weighted average shares outstanding	38,748,405	35,402,769	38,685,500	35,335,493
Weighted average shares outstanding assuming dilution	40,569,993	36,933,366	40,437,270	36,878,342

(1)	Related party revenue for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Related party revenue	$622	$11,067	$1,242	$20,319

(2)	Stock-based compensation expense recorded for the three and six months ended June 30, 2007 and 2006 was classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$476	$271	$890	$524
Product development	153	90	289	168
Selling, general and administrative	1,817	1,036	3,396	1,929
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$11,109	$8,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,944	12,239
Deferred tax benefit	(3,129)	(2,548)
Amortization of stock-based compensation	4,575	2,621
Provision for doubtful accounts and sales credits	2,388	2,321
Loss (gain) on sale of property and equipment	17	(47)
Amortization of deferred interest	87	70
Deferred compensation	145	99
Amortization of bank financing costs	61	63
Stock-based compensation windfall tax benefit	(1,663)	(1,072)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(8,137)	(1,362)
Accounts receivable — related party	(37)	(1,651)
Prepaid expenses and other current assets	1,086	891
Accounts payable and accrued expenses	(3,620)	(3,247)
Accounts payable — related party	—	(1,844)
Deferred revenue and other current liabilities	1,048	349
Other long-term liabilities	(259)	341
Deferred rent	94	152
Other assets	(171)	11

Net cash provided by operating activities	20,538	15,477

Cash flows from investing activities
Capital expenditures	(3,038)	(1,691)
Funds released from escrow and other restricted cash	—	47
Purchase of short-term investments	(227,850)	(76,250)
Sale of short-term investments	293,965	15,750
Capitalized software and web site development costs	(2,053)	(1,891)
Proceeds from sale of property and equipment	7	50
Payment for net assets acquired, net of acquired cash	(99,387)	(31,203)

Net cash used in investing activities	(38,356)	(95,188)

Cash flows from financing activities
Principal payments on capital lease obligations	(5)	(250)
Proceeds from the exercise of employee stock options	1,552	901
Proceeds from employee stock purchase plan	823	370
Purchase of treasury stock	(54)	—
Principal payments on notes payable	(211)	(210)
Stock-based compensation windfall tax benefit	1,663	1,072
Other	(1)	12

Net cash provided by financing activities	3,767	1,895

Net decrease in cash and cash equivalents	(14,051)	(77,816)
Effect of exchange rate changes on cash and cash equivalents	570	71
Cash beginning of period	47,080	103,264

Cash end of period	$33,599	$25,519

Supplemental disclosure
Cash paid for:
Income taxes	$11,181	$7,629
Interest	48	38
Non-cash investing and financing activities:
Acquisition of capitalized software through note payable	—	2,608
Accrued capitalized hardware and software	609	1,132
Global Fax purchase price adjustment	—	400
Goodwill adjustment	72	382
Deferred compensation reversal to equity	211	209
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of June 30, 2007, consisted of over 22,000 dealers, including over 90% of all franchised dealers; over 375 financing sources; including the 20 largest independent financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The December 31, 2006 balance sheet information has been derived from the audited 2006 financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 and amended on April 30, 2007.
     Included in our provision for income taxes for the three and six months ended June 30, 2006 is approximately $0.4 million and $0.2 million, respectively, of additional tax expense that relates to prior periods. This additional tax expense relates to an adjustment in our calculation of income taxes associated with our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada Inc.).
3. Net Income per Share
     For the three and six months ended June 30, 2007 and 2006, we computed net income per share in accordance SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options, which are in the money are exercised at the beginning of the period and the proceeds used by us to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$6,284	$4,655	$11,109	$8,091

Denominator:
Weighted average common stock outstanding (basic)	38,748,405	35,402,769	38,685,500	35,335,493
Common equivalent shares from options to purchase common stock and restricted common stock (1)	1,821,588	1,530,597	1,751,770	1,542,849

Weighted average common stock outstanding (diluted)	40,569,993	36,933,366	40,437,270	36,878,342

Basic net income per share	$0.16	$0.13	$0.29	$0.23

Diluted net income per share	$0.15	$0.13	$0.27	$0.22

(1)	In accordance with SFAS No. 128, for the three and six months ended June 30, 2007, we have excluded 290,000 contingently issuable shares from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period. These contingent restricted common stock awards were not in effect for the six months ended June 30, 2006 (Refer to Note 13 for further information).
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	488,966	738,450	431,245	738,450
Restricted common stock	—	28,000	101,300	154,000

Total	488,966	766,450	532,545	892,450

4. Comprehensive Income
     The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$6,284	$4,655	$11,109	$8,091
Foreign currency translation adjustments	4,182	110	4,913	100

Total	$10,466	$4,765	$16,022	$8,191

5. Stock-Based Compensation Expense
     We have three types of stock-based compensation programs: stock options, restricted stock, and an employee stock purchase plan (ESPP). For further information see Notes 2 and 12 included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The following summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	$1,473	$1,015	$2,698	$1,930
Restricted common stock	904	342	1,732	626
ESPP	69	40	145	65

Total	$2,446	$1,397	$4,575	$2,621

     Stock-based compensation expense recognized for the three months ended June 30, 2007 was $2.4 million, of which $1.9 million was in accordance with FAS 123R and $0.5 million in accordance with APB 25. Stock-based compensation expense recognized for the three months ended June 30, 2006 was $1.4 million, of which $0.8 million was in accordance with FAS 123R and $0.6 million in accordance with APB 25.
     Stock-based compensation expense recognized for the six months ended June 30, 2007 was $4.6 million, of which $3.5 million was in accordance with FAS 123R and $1.1 million in accordance with APB 25. Stock-based compensation expense recognized for the six months ended June 30, 2006 was $2.6 million, of which $1.4 million was in accordance with FAS 123R and $1.2 million in accordance with APB 25.
     Refer to Note 13 for further information regarding our long-term incentive equity awards.

6. Business Combinations
Curomax Acquisition
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.0 million (including estimated direct acquisition and restructuring costs of approximately $1.8 million). Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $2.1 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. As of June 30, 2007, none of these contingencies were resolved.
     Curomax offers an online financing portal similar to ours and DealerAccess. This acquisition will further enhance our ability to provide leading technology solutions to the Canadian automotive finance industry and expand our dealer and financing source customer base in Canada.
     In connection with the Curomax business combination we originally recorded in purchase accounting an estimated restructuring liability of $1.5 million relating to employee severance and related benefit costs. During the second quarter, we paid $0.4 million of employee severance and related benefit costs and also recorded an adjustment of $0.2 million to reduce the restructuring liability and the cost of the purchase. As of June 30, 2007, we have not yet completed all of the workforce reductions and the remaining liability is $0.9 million, which is expected to be paid by December 31, 2007. The estimated liability may change subsequent to its initial recognition, requiring adjustments to the purchase price recorded.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$2,454
Property and equipment	339
Intangible assets	21,670
Goodwill	19,926

Total assets acquired	44,389
Total liabilities assumed	(5,424)

Net assets acquired	$38,965

     Total liabilities assumed includes a $3.9 million deferred tax liability that relates to the amortization of acquired intangibles.
     We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $17.2 million of the purchase price has been allocated to customer contracts, $0.8 million to purchased technology and $3.7 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over one to four years based on each intangible’s estimated useful life. We also recorded approximately $19.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     The results of Curomax were included in our consolidated statements of operations from the date of acquisition.
Arkona Acquisition
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, Inc. (Arkona) for a cash purchase price of approximately $59.8 million (including estimated direct acquisition costs of approximately $0.9 million). This acquisition expands our product suite with an on-demand dealership management system that can be utilized by franchised, independent and other specialty retail dealers.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$2,743
Property and equipment	2,065
Other assets	191
Intangible assets	22,988
Goodwill	40,792

Total assets acquired	68,779
Total liabilities assumed	(8,930)

Net assets acquired	$59,849

     Total liabilities assumed includes a $9.2 million deferred tax liability that relates to the amortization of acquired intangibles offset by a $5.3 million deferred tax asset that relates primarily to acquired net operating loss carryovers.
     We are in the process of finalizing the fair value assessment for the acquired identifiable assets, which is expected to be completed by December 31, 2007, and accordingly the related purchase accounting is not final as of June 30, 2007. We anticipate that these identifiable intangibles will include customer contracts, technology and non-compete agreements. As of June 30, 2007, we allocated $23.0 million to identifiable intangible assets and $40.8 million to goodwill utilizing an estimated useful life for the identifiable intangibles of five years. The amortization expense for the Arkona acquired intangible assets is being recorded to cost of revenue. The final allocation may be materially different from the preliminary allocation. For every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense will increase approximately $0.4 million per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average five year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $1.1 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average five year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $0.8 million per annum.
     The results of Arkona were included in our consolidated statements of operations from the date of acquisition.
Unaudited Pro Forma Summary of Operations
     The accompanying unaudited pro forma summary presents our consolidated results of operations as if the acquisitions of Arkona Inc., Curomax Corporation, DealerWare L.L.C., and Global Fax, L.L.C. had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net revenue	$61,724	$50,546
Net income	$4,953	$1,736
Basic net income per share	$0.13	$0.05
Diluted net income per share	$0.12	$0.05

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net revenue	$118,277	$96,705
Net income	$7,919	$2,200
Basic net income per share	$0.20	$0.06
Diluted net income per share	$0.20	$0.06
7. Related Party Transactions
Service Agreement with Related Parties — Financing Sources
     We have entered into agreements with the automotive financing source affiliates of certain of our former stockholders. Each has agreed to subscribe to and use our network to receive credit application data and transmit credit decisions electronically and several have subscribed to our data services and other products. Under the agreements to receive credit application data and transmit credit decisions electronically, the automotive financing source affiliates of these current and former stockholders have “most favored nation” status, granting each of them the right to no less favorable pricing terms for certain of our products and services than those granted by us to other financing sources, subject to limited exceptions. The agreements of the automotive financing source affiliates of these stockholders also restrict our ability to terminate such agreements.
     The total amount of net revenue from these related parties for the three and six months ended June 30, 2006 was $10.2 million and $18.8 million, respectively.
     As a result of our October 12, 2006 public offering, we no longer have a financing source as a related party.
Service Agreements with Related Parties — Other Service and Information Providers

     During 2003, we entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. Automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue, subject to certain maximums where applicable, from this related party for each credit report or customer lead that is accessed using our web-based service. The total amount of net revenue from this related party for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.8 million, respectively. The total amount of net revenue from this related party for the six months ended June 30, 2007 and 2006 was $1.2 million and $1.5 million, respectively. The total amount of accounts receivable from this related party as of June 30, 2007 and December 31, 2006 was $0.4 million and $0.4 million, respectively.
8. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2007	2006
Computer equipment	3	$14,413	$9,671
Office equipment	5	1,338	1,245
Furniture and fixtures	5	1,943	1,627
Leasehold improvements	5-7	836	636

		18,530	13,179

Less: Accumulated depreciation and amortization		(8,427)	(7,022)

Total property and equipment, net		$10,103	$6,157

9. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents, partner agreements and non-compete agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$38,470	$(16,028)	$19,308	$(10,904)	1-4
Database	16,433	(8,092)	15,900	(6,666)	3-6
Trade names	10,500	(3,955)	10,500	(3,428)	5-10
Patents/technology	16,880	(11,720)	16,031	(8,806)	1-5
Non-compete agreement	11,578	(3,258)	3,308	(1,738)	2-5
Partner agreements	4,400	(618)	4,400	(206)	5
Arkona preliminary intangible allocation	22,988	(383)	—	—	5
Other	900	(771)	900	(681)	5

Total	$122,149	$(44,825)	$70,347	$(32,429)

     Amortization expense that will be charged to income for the remaining period of 2007, based on the June 30, 2007 book value, is approximately $14.3 million.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the June 30, 2007 book value, to be $21.3 million in 2008, $16.0 million in 2009, $13.1 million in 2010, $6.5 million in 2011, $2.6 million in 2012 and thereafter $1.7 million.
     On May 4, 2007, we completed an asset acquisition from Manheim Auction, Inc. of a non-compete agreement, customer list and a three-year data license for approximately $5.1 million. Based upon a fair value assessment we allocated $4.2 million to the non-compete agreement, $0.4 million to the customer list and $0.5 million to the data license. All three intangibles will be amortized to cost of revenue over three years.
     Included in the gross book value as of June 30, 2007, is $1.9 million in foreign currency translation.

10. Goodwill
The change in carrying amount of goodwill for the six months ended June 30, 2007 is as follows (in thousands):

Balance as of January 1, 2007	$52,499
Acquisition of Curomax	19,926
Impact of change in Canadian dollar exchange rate	2,055
Acquisition of Arkona (preliminary allocation)	40,792
Other	72

Balance as of June 30, 2007	$115,344

11. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	June 30,	December 31,
	2007	2006
Professional fees	$1,644	$1,167
Software licenses	1,636	1,184
Customer deposits	2,666	2,685
Revenue share	1,620	1,926
Servicing costs	40	128
Public company costs	208	625
Severance	385	489
Taxes	303	1,774
Computer equipment	177	—
Acquisition costs	4,698	49
Other	3,948	1,951

Total other accrued liabilities	$17,325	$11,978

12. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.4 million. Approximately $0.3 million of the liability for uncertain tax positions would affect our effective rate upon the resolution of uncertain tax positions. We settled $0.3 million of these liabilities during the six months ended June 30, 2007. We do not expect any significant changes to our uncertain tax positions during the next six months.
     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.
     Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in general and administrative expenses in our consolidated statement of operations. At January 1, 2007, no amounts were accrued for interest and penalties related to tax positions taken on our tax returns. There was no change to this amount during the first six months of 2007.
13. Long-Term Incentive Equity Awards
     On August 2, 2006 and November 2, 2006, the compensation committee of the board of directors granted long-term incentive equity awards under the 2005 Incentive Award Plan consisting of 565,000 shares and 35,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the years ending December 31, 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.

     In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $5.8 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the performance threshold for the year ending December 31, 2007 would be met. The expense recorded related to the EBITDA Performance Award was $0.3 million for the six months ended June 30, 2007. The total value of the entire Market Value Award is $2.4 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the Market Value Award was $0.3 million for the six months ended June 30, 2007.
14. Commitments and Contingencies
Executive Severance Commitment
     As of June 30, 2007, we are obligated to pay an executive severance commitment of $0.5 million, which will be paid in equal installments over the succeeding 15 months.
Retail Sales Tax
     The Ontario Ministry of Finance (the Ministry) has conducted a retail sales tax field audit on the financial records of one of our Canadian subsidiaries, DealerAccess Canada, Inc., for the period from March 1, 2001 through May 31, 2003. We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties.
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
Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.9 million as of June 30, 2007 and $6.5 million as of December 31, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. Discovery is underway in the consolidated action. A hearing on claims construction, referred to as a “Markman” hearing, has been scheduled for September 2007.
     We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
15. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Based on the nature and class of customer, as well as the similar economic characteristics, our product lines have been aggregated for disclosure purposes. Revenue earned outside of the United States is approximately 10% of our total net revenue.
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Transaction services revenue	$38,596	$28,298	$72,886	$52,838
Subscription services revenue	17,444	12,991	33,213	24,622
Other	2,467	2,125	4,133	3,889

Total net revenue	$58,507	$43,414	$110,232	$81,349

16. Credit Facility
     We have a $25.0 million revolving credit facility available to us at an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of June 30, 2007 and December 31, 2006, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
17. Subsequent Event
     AutoStyleMart Acquisition
     On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (AutoStyleMart), for a purchase price of $4.1 million in cash (including estimated direct acquisition costs of $0.3 million). Under the terms of the merger agreement, we have future contingent payment obligations of up to $11.0 million in cash, based upon the achievement of certain operational targets by February 1, 2010. AutoStyleMart is a provider of on-demand software solutions and services that enable auto dealers to procure, manage and sell vehicle accessories.
     Amended Employment Agreements
     On August 8, 2007, the Compensation Committee of our Board of Directors approved Amended and Restated Senior Executive Employment Agreements for each of our executive officers. Among other things, these amendments reduced the severance payment that certain of our executives were entitled to upon termination without good reason from 24 months to 12. The effect of this amendment will reduce our severance commitments for termination without good reason by approximately $2.4 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007 and amended on April 30, 2007. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
     DealerTrack is a leading provider of on-demand software, network and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which, as of June 30, 2007, consisted of over 22,000 automotive dealers, including over 90% of all franchised dealers; over 375 financing sources, including the 20 largest independent financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Arkona, Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and webalg, inc.
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
     The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, except active dealers and financing source data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EBITDA and Other Business Statistics:
EBITDA (1)	$18,853	$13,459	$33,496	$24,174
Capital expenditures, software and web site development costs	$2,253	$2,554	$5,700	$7,322
Active dealers in our network as of end of the period (2)	22,630	22,031	22,630	22,031
Active financing sources in our network as of end of period (3)	380	243	380	243

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.
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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$6,284	$4,655	$11,109	$8,091
Interest income	(1,220)	(785)	(2,751)	(1,748)
Interest expense	73	69	135	141
Provision for income taxes, net	4,618	3,351	8,059	5,451
Depreciation of property and equipment and amortization of capitalized software and website costs	2,429	1,934	4,705	3,826
Amortization of acquired identifiable intangibles	6,669	4,235	12,239	8,413

EBITDA	$18,853	$13,459	$33,496	$24,174

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network.
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
     Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to manage their dealership data and operations, obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, and execute financing contracts electronically.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides, hardware costs associated with our dealership management system product offering, allocated overhead and amortization associated with capitalization of software. We allocate overhead such as rent and occupancy charges, employee benefit costs, and depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
     We are in the process of finalizing the fair value assessment for the Arkona acquired identifiable assets, which is expected to be completed by December 31, 2007, and accordingly the related purchase accounting is not final as of June 30, 2007. We anticipate that these identifiable intangibles will include customer contracts, technology and non-compete agreements. As of June 30, 2007, we allocated $23.0 million to identifiable intangible assets and $40.8 million to goodwill utilizing an estimated useful life for the identifiable intangibles of five years. The amortization expense for the Arkona acquired intangible assets is being recorded to cost of revenue. The final allocation may be materially different from the preliminary allocation. For every 5% of the excess purchase price that our final assessment allocates toward additional identifiable intangibles rather than goodwill, amortization expense will increase approximately $0.4 million per annum. In addition, for every one year that the average useful life of the identifiable intangibles is less than the average five year estimate that was utilized in this preliminary assessment, our amortization expense will increase by approximately $1.1 million per annum. Conversely, for every one year that the average useful life of the identifiable intangibles exceeds the average five year estimate used for the purposes of the preliminary assessment, our amortization expense will be reduced by approximately $0.8 million per annum.
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
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, for a cash purchase price of approximately $59.8 million (including estimated direct acquisition costs of approximately $0.9 million). Arkona is a provider of on-demand dealer management systems for automotive dealerships.
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax for a cash purchase price of approximately $39.0 million (including estimated direct acquisition and restructuring costs of approximately $1.8 million). Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $2.1 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months.

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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the six months ended June 30, 2007 to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007 and amended on April 30, 2007.
     Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(% of net revenue)		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue (1)	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	41.3%	39.8%	41.2%	39.8%
Product development	3.9%	5.4%	4.2%	5.6%
Selling, general and administrative	38.1%	38.0%	39.6%	39.9%

Total operating costs and expenses	83.3%	83.2%	85.0%	85.3%

Income from operations	16.7%	16.8%	15.0%	14.7%
Interest income	2.1%	1.8%	2.5%	2.1%
Interest expense	(0.2)%	(0.2)%	(0.1)%	(0.2)%

Income before provision for income taxes	18.6%	18.4%	17.4%	16.6%
Provision for income taxes, net	(7.9)%	(7.7)%	(7.3)%	(6.7)%

Net income	10.7%	10.7%	10.1%	9.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(% of net revenue)		(% of net revenue)
(1) Related party revenue	1.1%	25.5%	1.1%	25.0%

Three Months Ended June 30, 2007 and 2006
Revenue
     Total net revenue increased $15.1 million, or 35%, to $58.5 million for the three months ended June 30, 2007 from $43.4 million for the three months ended June 30, 2006.
     Transaction Services Revenue. Transaction services revenue increased $10.3 million, or 36%, to $38.6 million for the three months ended June 30, 2007 from $28.3 million for the three months ended June 30, 2006. The increase in transaction services revenue was primarily the result of a 35% increase in the volume of transactions processed through our network to 23.5 million for the three months ended June 30, 2007 from 17.4 million for the three months ended June 30, 2006. The increased volume of transactions processed was the result of a 56% increase in financing source customers active in our network to 380 as of June 30, 2007 from 243 as of June 30, 2006, the increase in volume from existing customers, an increase in volume of eContracts processed through our network, and an increase in volume of transactions from our acquisitions of Global Fax and Curomax, which were acquired May 2006 and February 2007, respectively.
     Subscription Services Revenue. Subscription services revenue increased $4.4 million, or 34%, to $17.4 million for the three months ended June 30, 2007 from $13.0 million for the three months ended June 30, 2006. The increase in revenue from our subscription products was primarily the result of the 42% increase in total subscriptions to 25,621 as of June 30, 2007 from 18,064 as of June 30, 2006, including 784 subscriptions added through the acquisition of Arkona.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $6.9 million, or 40%, to $24.2 million for the three months ended June 30, 2007 from $17.3 million for the three months ended June 30, 2006. The $6.9 million increase was primarily the result of increased amortization and depreciation charges of $2.8 million primarily relating to the acquisitions of Arkona, Curomax, Global Fax and DealerWare, increased compensation and benefits related costs of $2.6 million due to overall headcount additions including those from acquired companies, and $0.7 million in cost of revenue from our digital contract business.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or 35%, to $22.3 million for the three months ended June 30, 2007 from $16.5 million for the three months ended June 30, 2006. The $5.8 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $4.2 million, which included $0.8 million in increased non-cash stock-based compensation, headcount additions and salary increases, $0.1 million in increased professional fees, and $0.4 million related to marketing and travel expenses.
Interest Income
     Interest income increased $0.4 million, or 55%, to $1.2 million for the three months ended June 30, 2007 from $0.8 million for the three months ended June 30, 2006. The $0.4 million increase is primarily related to the interest income earned on net cash proceeds from our public offering in October 2006.
Provision for Income Taxes
     The provision for income taxes for the three months ended June 30, 2007 of $4.6 million consisted primarily of $3.0 million of federal tax, $0.3 million of state and local income taxes, $0.6 million of adjustments due to a change in the New York State tax rate, and $0.7 million of tax expense for our Canadian subsidiaries. Included in the provision for income taxes for the three months ended June 30, 2007 is $0.3 million of non-deductible amortization of acquisition-related intangibles of our Canadian subsidiaries. The provision for income taxes for the three months ended June 30, 2006 of $3.3 million consisted primarily of $2.3 million of federal tax, $0.4 million of state and local income taxes, and $0.6 million of tax expense for our Canadian subsidiary. Included in our provision for income taxes for the three months ended June 30, 2006 is $0.4 million of additional tax expense that relates to prior periods. This additional tax expense relates to an adjustment in our calculation of income taxes associated with our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.) The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Six Months Ended June 30, 2007 and 2006
Revenue
     Total net revenue increased $28.9 million, or 36%, to $110.2 million for the six months ended June 30, 2007 from $81.3 million for the six months ended June 30, 2006.
     Transaction Services Revenue. Transaction services revenue increased $20.1 million, or 38%, to $72.9 million for the six months ended June 30, 2007 from $52.8 million for the six months ended June 30, 2006. The increase in transaction services revenue was primarily the result of a 39% increase in the volume of transactions processed through our network to 46.2 million for the six months ended June 30, 2007 from 33.2 million for the six months ended June 30, 2006. The increased volume of transactions processed was the result of a 56% increase in financing source customers active in our network to 380 as of June 30, 2007 from 243 as of June 30, 2006, an increase in volume from existing customers, an increase in volume of eContracts processed through our network, and an increase in volume of transactions from our acquisitions of Global Fax and Curomax, which were acquired May 2006 and February 2007, respectively.
     Subscription Services Revenue. Subscription services revenue increased $8.6 million, or 35%, to $33.2 million for the six months ended June 30, 2007 from $24.6 million for the six months ended June 30, 2006. The increase in revenue from our subscription products was primarily the result of the 42% increase in total subscriptions to 25,621 from 18,064 as of June 30, 2006, including 784 subscriptions added through the acquisition of Arkona.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $13.1 million, or 40%, to $45.5 million for the six months ended June 30, 2007 from $32.4 million for the six months ended June 30, 2006. The $13.1 million increase was primarily the result of increased amortization and depreciation charges of $4.5 million primarily relating to the acquisitions of Arkona, Curomax, Global Fax, and DealerWare, increased compensation and benefits related costs of $5.3 million due to overall headcount additions including those from acquired companies, and $1.6 million in cost of revenue from our digital contract business.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.1 million, or 34%, to $43.5 million for the six months ended June 30, 2007 from $32.4 million for the six months ended June 30, 2006. The $11.1 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $7.4 million, which included $1.5 million in increased non-cash stock-based compensation, headcount additions and salary increases, $0.5 million in increased professional fees, and $1.3 million related to marketing and travel expenses.
Interest Income
     Interest income increased $1.0 million, or 57%, to $2.7 million for the six months ended June 30, 2007 from $1.7 million for the six months ended June 30, 2006. The $1.0 million increase is primarily related to the interest income earned on net cash proceeds from our public offering in October 2006.
Provision for Income Taxes
     The provision for income taxes for the six months ended June 30, 2007 of $8.1 million consisted primarily of $5.9 million of federal tax, $0.8 million of state and local income taxes $0.6 million of adjustments due to a change in the New York State tax rate, and $0.8 million of tax expense for our Canadian subsidiaries. Included in the provision for income taxes for the six months ended June 30, 2007 is $0.5 million of non-deductible amortization of acquisition related intangibles of our Canadian subsidiaries. The provision for income taxes for the six months ended June 30, 2006 of $5.4 million consisted primarily of $4.1 million of federal income tax, $0.7 million of state and local income taxes, and $0.6 million of tax expense for our Canadian subsidiary. Included in our provision for income taxes for the six months ended June 30, 2006 is $0.2 million of additional tax expense that relates to prior periods. This additional tax expense relates to an adjustment in our calculation of income taxes associated with our Canadian subsidiary, DealerTrack Canada, Inc. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Liquidity and Capital Resources
     Our liquidity requirements are for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and web site development costs for the six months ended June 30, 2007 were $5.7 million, of which $5.1 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. As of June 30, 2007, we had no amounts outstanding under our available $25.0 million revolving credit facility.
     As of June 30, 2007, we had $91.6 million of cash, cash equivalents and short-term investments and $92.9 million in working capital, as compared to $171.2 million of cash, cash equivalents and short-term investments and $168.8 million in working capital as of December 31, 2006.
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona for a cash purchase price of approximately $59.8 million (including estimated direct acquisition costs of approximately $0.9 million). Arkona is a provider of on-demand dealer management systems for automotive dealerships.
     On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (AutoStyleMart), for a purchase price of $4.1 million in cash (including estimated direct acquisition costs of $0.3 million). Under the terms of the purchase agreement, we have future contingent payment obligations of up to $11.0 million in cash, based upon the achievement of certain operational targets by February 1, 2010. AutoStyleMart is a provider of on-demand software solutions and services that enable auto dealers to procure, manage and sell vehicle accessories.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by operating activities	$20,538	$15,477
Net cash used in investing activities	$(38,356)	$(95,188)
Net cash provided by financing activities	$3,767	$1,895

Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2007 was attributable to net income of $11.1 million, which includes depreciation and amortization of $16.9 million, amortization of stock-based compensation of $4.6 million, an increase to the provision for doubtful accounts and sales credits of $2.4 million, and an increase to deferred revenue and other current liabilities of $1.0 million, partially offset by a deferred tax benefit of $3.1 million, a stock-based compensation windfall tax benefit of $1.7 million, an increase in accounts receivable (including related party) of $8.2 million due to an overall increase in revenue, and a decrease in accounts payable and accrued expenses of $3.6 million. Net cash provided by operating activities for the six months ended June 30, 2006 was attributable to net income of $8.1 million, which includes depreciation and amortization of $12.2 million, amortization of stock-based compensation of $2.6 million, an increase to the provision for doubtful accounts of $2.3 million, an increase to deferred revenue and other current liabilities of $0.3 million and an increase to other long-term liabilities of $0.3 million, offset by a deferred tax benefit of $2.5 million and an increase in accounts receivable (including related party) of $3.0 million and a decrease in accounts payable and accrued expenses (including related party) of $5.1 million.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2007 was attributable to capital expenditures of $3.0 million, an increase in capitalized software and web site development costs of $2.1 million, and payment for net assets acquired of $99.4 million, offset by the net sale of short-term investments of $66.1 million. Net cash used in investing activities for the six months ended June 30, 2006 was attributable to capital expenditures of $1.7 million, an increase in capitalized software and website development costs of $1.9 million, payments for net assets acquired of $31.2 million and the net purchase of short-term investments of $60.5 million.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2007 was attributable to the exercise of employee stock options of $1.6 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $0.8 million, and stock-based compensation windfall tax benefit of $1.7 million. Net cash provided by financing activities for the six months ended June 30, 2006 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $0.9 million, net proceeds from employee stock purchases under the ESPP of $0.4 million, and stock-based compensation windfall tax benefit of $1.1 million, offset by principal payments on note payable and capital lease obligations of $0.5 million.
Contractual Obligations
     As of June 30, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as amened, except for the capital and operating lease obligations of $2.7 million, assumed in connection with the June 6, 2007 acquisition of Arkona.
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
Interest Rate Exposure
     As of June 30, 2007, we had cash, cash equivalents and short-term investments of $91.6 million invested in highly liquid money market instruments and tax-free and tax advantaged auction rate preferred securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2007, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of evaluating our internal controls environment to determine if any changes are required based on our acquisitions of Curomax and Arkona.
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
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. Discovery is underway in the consolidated action. A hearing on claims construction, referred to as a “Markman” hearing, has been scheduled for September 2007.
     We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, which could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
     From time to time, in connection with the vesting of restricted common stock under our 2005 Incentive Award Plan, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock.
     The following table sets forth the repurchases for the three months ended June 30, 2007:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program

April 2007	—	$—	n/a	n/a
May 2007	402	$33.05	n/a	n/a
June 2007	—	$—	n/a	n/a

Total	402

Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Stockholders of DealerTrack Holdings, Inc. was held on July 11, 2007. A total of 37,808,475 shares of common stock were present or represented by proxy at the meeting. This represented 95.36% of the total shares outstanding. The following matters were voted on and approved:
1.	The individuals named below were elected as a Class II Directors to a three-year term expiring at our annual meeting of stockholders in 2010 or until his or her earlier resignation or removal:

Name	Votes Received	Votes Withheld

Thomas F. Gilman	37,461,326	347,147

Ann B. Lane	37,460,826	347,647

John J. McDonnell, Jr.	32,840,857	4,967,616

The other directors of the Company whose terms continued after the 2006 Annual Meeting were Mary Cirillo-Goldberg, Thomas R. Gibson, James David Powers III, Howard L. Tischler and Mark F. O’Neil.
2.	The selection of PricewaterhouseCoopers LLP as DealerTrack’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified.

Vote For	Vote Against	Abstain

37,790,055	18,259	160
3.	The amendment and restatement of DealerTrack’s 2005 Incentive Award Plan was approved.

Vote For	Vote Against	Abstain

26,450,531	8,927,723	12,566
Item 5. Other Information
     On August 8, 2007, each of our named executive officers entered into an Amended and Restated Senior Executive Employment Agreement. Among other things,these amendments reduced the duration of the severance payments that these executives will be entitled to upon their termination without good reason from 24 months to 12 months. Please see the agreements attached as Exhibits 10.1 to 10.5 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

Exhibit
Number	Description of Document

10.1*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.2*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

10.3*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.4*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.5*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.6*	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.7*	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date August 9, 2007	/s/ Robert J. Cox III
Robert J. Cox III Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.2*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

10.3*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.4*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.5*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.6*	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.7*	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.