Form 10-Q
period 2007-09-30
DealerTrack Holdings, Inc.
filed 2007-11-08
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, 42,497,288 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$44,896	$47,080
Short-term investments	52,725	124,115
Accounts receivable, net of allowances of $5,274 and $4,407 at September 30, 2007 and December 31, 2006, respectively	32,907	19,958
Prepaid expenses and other current assets	6,001	4,694
Deferred tax assets	3,508	2,483

Total current assets	140,037	198,330
Property and equipment, net	10,366	6,157
Software and web site developments costs, net	10,216	10,048
Intangible assets, net	77,422	37,918
Goodwill	115,705	52,499
Restricted cash	540	540
Deferred taxes and other long-term assets	20,511	16,021

Total assets	$374,797	$321,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,504	$1,818
Accrued compensation and benefits	11,472	10,111
Accrued other	12,405	11,978
Deferred revenue	3,780	3,166
Due to acquirees and other current liabilities	2,123	2,440

Total current liabilities	33,284	29,513
Due to acquirees — long-term	1,246	2,982
Deferred taxes and other long-term liabilities	13,357	4,681

Total liabilities	47,887	37,176

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 40,182,582 issued and 40,179,335 shares outstanding at September 30, 2007; and 39,358,769 issued and 39,357,550 shares outstanding at December 31, 2006	402	393
Treasury stock, at cost, 3,247 and 1,219 shares at September 30, 2007 and December 31, 2006, respectively	(93)	(31)
Additional paid-in capital	307,020	289,490
Deferred stock-based compensation (APB 25)	(2,600)	(4,322)
Accumulated other comprehensive income (foreign currency)	7,790	37
Retained earnings (accumulated deficit)	14,391	(1,230)

Total stockholders’ equity	326,910	284,337

Total liabilities and stockholders’ equity	$374,797	$321,513

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue
Net revenue(1)	$62,871	$46,264	$173,103	$127,613

Operating costs and expenses
Cost of revenue(2)	27,678	19,128	73,136	51,536
Product development(2)	2,761	2,218	7,422	6,781
Selling, general and administrative(2)	25,598	22,515	69,159	54,957

Total operating costs and expenses	56,037	43,861	149,717	113,274
Income from operations	6,834	2,403	23,386	14,339
Interest income	991	934	3,742	2,681
Interest expense	(96)	(65)	(231)	(206)

Income before (provision) benefit for income taxes	7,729	3,272	26,897	16,814
(Provision) benefit for income taxes, net	(3,217)	2,294	(11,276)	(3,157)

Net income	$4,512	$5,566	$15,621	$13,657

Basic net income per share	$0.12	$0.16	$0.40	$0.39
Diluted net income per share	$0.11	$0.15	$0.38	$0.37
Weighted average shares outstanding	39,058,863	35,547,699	38,810,710	35,408,425
Weighted average shares outstanding assuming dilution	40,840,688	36,989,642	40,579,093	36,878,982

(1)	Related party revenue for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Related party revenue	$643	$12,500	$1,885	$32,819

(2)	Stock-based compensation expense recorded for the three and nine months ended September 30, 2007 and 2006 was classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$548	$287	$1,438	$811
Product development	161	96	450	264
Selling, general and administrative	2,704	6,144	6,100	8,073
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$15,621	$13,657
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,645	19,157
Deferred tax benefit	(5,025)	(7,282)
Amortization of stock-based compensation	7,988	9,148
Provision for doubtful accounts and sales credits	3,939	3,566
Loss (gain) on sale of property and equipment	16	(47)
Amortization of deferred interest	137	133
Deferred compensation	219	154
Amortization of bank financing costs	91	94
Stock-based compensation windfall tax benefit	(6,190)	(1,485)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(13,946)	(4,880)
Accounts receivable — related party	25	(494)
Prepaid expenses and other current assets	(233)	(3,197)
Accounts payable and accrued expenses	2,872	908
Accounts payable — related party	—	(1,903)
Deferred revenue and other current liabilities	337	140
Other long-term liabilities	(123)	35
Deferred rent	71	103
Other assets	(301)	(21)

Net cash provided by operating activities	33,143	27,786

Cash flows from investing activities
Capital expenditures	(4,339)	(2,578)
Funds released from escrow and other restricted cash	—	47
Purchase of short-term investments	(257,275)	(85,450)
Sale of short-term investments	328,665	24,700
Capitalized software and web site development costs	(4,402)	(2,841)
Proceeds from sale of property and equipment	8	50
Payment for net assets acquired, net of acquired cash	(109,423)	(37,529)

Net cash used in investing activities	(46,766)	(103,601)

Cash flows from financing activities
Principal payments on capital lease obligations	(113)	(336)
Proceeds from the exercise of employee stock options	3,494	1,226
Proceeds from employee stock purchase plan	1,305	596
Purchase of treasury stock	(62)	—
Principal payments on notes payable	(316)	(316)
Stock-based compensation windfall tax benefit	6,190	1,485
Deferred financing costs	—	(211)

Net cash provided by financing activities	10,498	2,444

Net decrease in cash and cash equivalents	(3,125)	(73,371)
Effect of exchange rate changes on cash and cash equivalents	941	71
Cash beginning of period	47,080	103,264

Cash end of period	$44,896	$29,964

Supplemental disclosure
Cash paid for:
Income taxes	$14,018	$10,867
Interest	94	61
Non-cash investing and financing activities:
Acquisition of capitalized software through note payable	—	2,608
Accrued capitalized hardware, software and fixed assets	479	1,132
Goodwill adjustment	72	366
Deferred compensation reversal to equity	285	264

Refer to Note 6 for acquired assets and liabilities in conjunction with our business combinations
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, and data solutions for the automotive and related retail industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of September 30, 2007, consisted of over 22,000 automotive dealers, including over 90% of all franchised dealers; over 425 financing sources; including the 20 largest independent financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The December 31, 2006 balance sheet information has been derived from the audited 2006 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 and amended on April 30, 2007.
     Our provision for income taxes for the nine months ended September 30, 2006 includes approximately $206,000 of additional tax expense that relates to prior periods. Our provision for income taxes for the three and nine months ended September 30, 2006 includes a $3.7 million tax benefit. The out of period tax adjustment and the tax benefit both relate to one of our Canadian subsidiaries. The reversal of this Canadian subsidiaries $3.7 million deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations.
3. Net Income per Share
     For the three and nine months ended September 30, 2007 and 2006, we computed net income per share in accordance SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options, which are in the money are exercised at the beginning of the period and the proceeds used by us to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,512	$5,566	$15,621	$13,657

Denominator:
Weighted average common stock outstanding (basic)	39,058,863	35,547,699	38,810,710	35,408,425
Common equivalent shares from options to purchase common stock and restricted common stock (1)	1,781,825	1,441,943	1,768,383	1,470,557

Weighted average common stock outstanding (diluted)	40,840,688	36,989,642	40,579,093	36,878,982

Basic net income per share	$0.12	$0.16	$0.40	$0.39

Diluted net income per share	$0.11	$0.15	$0.38	$0.37

(1)	In accordance with SFAS No. 128, for the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006, we have excluded 295,000 and 565,000 contingently issuable shares, respectively, from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Refer to Note 13 for further information).
     The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	627,346	794,439	489,804	728,370
Restricted common stock	63,707	1,630	22,788	14,060

Total	691,053	796,069	512,592	742,430

4. Comprehensive Income
     The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,512	$5,566	$15,621	$13,657
Foreign currency translation adjustments	2,840	(12)	7,753	88

Total	$7,352	$5,554	$23,374	$13,745

For the three and nine months ended September 30, 2007, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to Curomax acquisition.

5. Stock-Based Compensation Expense
     We have three types of stock-based compensation programs: stock options, restricted common stock, and an employee stock purchase plan (ESPP). For further information see Notes 2 and 12 included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The following summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	$2,068	$5,799	$4,766	$7,729
Restricted common stock	1,260	687	2,992	1,314
ESPP	85	41	230	105

Total	$3,413	$6,527	$7,988	$9,148

     Stock-based compensation expense recognized for the three months ended September 30, 2007 was $3.4 million, of which $2.9 million was in accordance with FAS 123R and $0.5 million in accordance with APB 25. Stock-based compensation expense recognized for the three months ended September 30, 2006 was $6.5 million, of which $1.0 million was in accordance with FAS 123R and $5.5 million in accordance with APB 25.
     Stock-based compensation expense recognized for the nine months ended September 30, 2007 was $8.0 million, of which $6.4 million was in accordance with FAS 123R and $1.6 million in accordance with APB 25. Stock-based compensation expense recognized for the nine months ended September 30, 2006 was $9.1 million, of which $2.4 million was in accordance with FAS 123R and $6.7 million in accordance with APB 25.
     Refer to Note 13 for further information regarding our long-term incentive equity awards.
6. Business Combinations
Curomax Acquisition
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.0 million (including estimated direct acquisition and restructuring costs of approximately $1.8 million). Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $2.3 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. As of September 30, 2007, none of these contingencies were resolved.
     Curomax offers an online financing portal similar to our existing portal and DealerAccess. This acquisition will further enhance our ability to provide leading technology solutions to the Canadian automotive finance industry and expand our dealer and financing source customer base in Canada.
     In connection with the Curomax business combination we originally recorded in purchase accounting an estimated restructuring liability of $1.5 million relating to employee severance and related benefit costs. To date, we paid $1.3 million of employee severance and related benefit costs. As of September 30, 2007, we have substantially completed all of the workforce reductions, and the remaining liability is $0.2 million, which is expected to be paid by December 31, 2007. The estimated liability may change subsequent to its initial recognition, requiring adjustments to the purchase price recorded.
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

     Total liabilities assumed includes a $3.9 million deferred tax liability that relates to the future amortization of acquired intangibles.
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

Arkona Acquisition
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, Inc. (Arkona) for a cash purchase price of approximately $60.0 million (including estimated direct acquisition costs of approximately $1.0 million). This acquisition expands our product suite with an on-demand dealership management system that can be utilized by franchised, independent and other specialty retail dealers.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$2,740
Property and equipment	2,065
Other assets	191
Intangible assets	25,760
Goodwill	38,943

Total assets acquired	69,699
Total liabilities assumed	(9,726)

Net assets acquired	$59,973

     Total liabilities assumed includes a $9.6 million deferred tax liability that relates to the future amortization of acquired intangibles offset by a $5.5 million deferred tax asset that relates primarily to acquired net operating loss carryovers.
     We are in the process of finalizing the fair value assessment for the acquired identifiable assets, which is expected to be completed by December 31, 2007, and accordingly the related purchase accounting is not final as of September 30, 2007. We preliminarily allocated the amounts to intangible assets and goodwill based on estimated fair value appraisals as follows: approximately $14.7 million of the purchase price has been allocated to purchased technology, $9.3 million to customer contracts and $1.8 million to non-compete agreements. These estimated intangibles are being amortized on a straight-line basis over an estimated period of one to five years based on each intangible’s estimated useful life. We also preliminarily recorded approximately $38.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     The results of Arkona were included in our consolidated statements of operations from the date of acquisition.
AutoStyleMart Acquisition
     On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (AutoStyleMart), for a purchase price of $4.1 million in cash (including estimated direct acquisition costs of $0.3 million). Under the terms of the merger agreement, we have future contingent payment obligations of up to $11.0 million in cash, based upon the achievement of certain operational targets by February 1, 2010. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. As of September 30, 2007, none of these contingencies were resolved. AutoStyleMart is a provider of on-demand software solutions and services that enable auto dealers to procure, manage and sell vehicle accessories.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$69
Property and equipment	32
Intangible assets	4,126
Goodwill	774

Total assets acquired	5,001
Total liabilities assumed	(897)

Net assets acquired	$4,104

     Total liabilities assumed includes a $1.5 million deferred tax liability that relates to the future amortization of acquired intangibles offset by a $1.1 million deferred tax asset that relates primarily to acquired net operating loss carryovers.
     We allocated the amounts to intangible assets and goodwill based on fair value as follows: approximately $3.7 million of the purchase price has been allocated to purchased technology and $0.4 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over four to five years based on each intangible’s estimated useful life. We also recorded approximately $0.8 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     The results of AutoStyleMart were included in our consolidated statements of operations from the date of acquisition.

Unaudited Pro Forma Summary of Operations
     The accompanying unaudited pro forma summary presents our consolidated results of operations as if the acquisitions of AutoStyleMart, Arkona, Curomax, DealerWare L.L.C., and Global Fax, L.L.C. had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$62,923	$52,720
Net income	$4,151	$1,768
Basic net income per share	$0.11	$0.05
Diluted net income per share	$0.10	$0.05

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$181,514	$149,556
Net income	$10,588	$2,417
Basic net income per share	$0.27	$0.07
Diluted net income per share	$0.26	$0.07
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
     The total amount of net revenue from these related parties for the three and nine months ended September 30, 2006 was $11.9 million and $30.7 million, respectively.
     As a result of our October 12, 2006 public offering, we no longer have a financing source as a related party.
Service Agreements with Related Parties — Other Service and Information Providers
     During 2003, we entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue, subject to certain maximums where applicable, from this related party for each credit report or customer lead that is accessed using our web-based service. The total amount of net revenue from this related party for the three months ended September 30, 2007 and 2006 was $0.6 million and $0.6 million, respectively. The total amount of net revenue from this related party for the nine months ended September 30, 2007 and 2006 was $1.9 million and $2.1 million, respectively. The total amount of accounts receivable from this related party as of September 30, 2007 and December 31, 2006 was $0.4 million and $0.4 million, respectively.

8. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2007	2006
Computer equipment	3	$14,649	$9,671
Office equipment	5	1,340	1,245
Furniture and fixtures	5	2,208	1,627
Leasehold improvements	5-7	837	636

		19,034	13,179

Less: Accumulated depreciation and amortization		(8,668)	(7,022)

Total property and equipment, net		$10,366	$6,157

9. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents, technology, non-compete agreements, and partner agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$41,516	$(11,922)	$19,308	$(10,904)	1-4
Database	16,433	(8,834)	15,900	(6,666)	3-6
Trade names	10,500	(4,207)	10,500	(3,428)	5-10
Patents/technology	35,204	(14,163)	16,031	(8,806)	1-5
Non-compete agreement	14,026	(4,791)	3,308	(1,738)	2-5
Partner agreements	4,400	(824)	4,400	(206)	5
Other	900	(816)	900	(681)	5

Total	$122,979	$(45,557)	$70,347	$(32,429)

     Amortization expense that will be charged to income for the remaining period of 2007, based on the September 30, 2007 book value, is approximately $7.8 million.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the September 30, 2007 book value, to be $23.6 million in 2008, $17.9 million in 2009, $14.9 million in 2010, $6.4 million in 2011, $2.0 million in 2012 and thereafter $1.7 million.
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
     Included in the gross book value as of September 30, 2007, is $3.1 million in foreign currency translation.
10. Goodwill
     The change in carrying amount of goodwill for the nine months ended September 30, 2007 is as follows (in thousands):

Balance as of January 1, 2007	$52,499
Acquisition of Curomax	19,926
Impact of change in Canadian dollar exchange rate	3,536
Acquisition of Arkona (preliminary allocation)	38,943
Acquisition of AutoStyleMart	774
Other	27

Balance as of September 30, 2007	$115,705

11. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	September 30,	December 31,
	2007	2006
Professional fees	$1,220	$1,167
Software licenses	1,188	1,184
Customer deposits	2,666	2,685
Revenue share	1,732	1,926
Other	5,599	5,016

Total other accrued liabilities	$12,405	$11,978

12. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.4 million. Approximately $0.3 million of the liability for uncertain tax positions would affect our effective rate upon the resolution of uncertain tax positions. We settled $0.3 million of these liabilities during the nine months ended September 30, 2007. We do not expect any significant changes to our uncertain tax positions during the next three months.
     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.
     Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At January 1, 2007, no amounts were accrued for interest and penalties related to tax positions taken on our tax returns. There was no change to this amount during the first nine months of 2007.
13. Long-Term Incentive Equity Awards
     On August 2, 2006, November 2, 2006, and July 21, 2007, the compensation committee of the board of directors granted long-term incentive equity awards under the 2005 Incentive Award Plan consisting of 565,000 shares, 35,000 shares, and 10,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the years ending December 31, 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.
     In accordance with FAS 123R, we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $5.8 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the performance threshold for the year ending December 31, 2007 would be met. The expense recorded related to the EBITDA Performance Award was $0.5 million for the nine months ended September 30, 2007. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the Market Value Award was $0.5 million for the nine months ended September 30, 2007.
14. Commitments and Contingencies
Executive Severance Commitment
     As of September 30, 2007, we have remaining obligations to pay an executive severance commitment of $0.4 million, which will be paid in equal installments over the succeeding 12 months.
Retail Sales Tax
     The Ontario Ministry of Revenue (the Ministry) has conducted a retail sales tax field audit on the financial records of one of our Canadian subsidiaries, DealerAccess Canada, Inc., for the period from March 1, 2001 through May 31, 2003. We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties for this period under audit.

     As part of the purchase agreement dated December 31, 2003 between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. To date, all amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.
     We have undertaken a comprehensive review of the audit findings of the Ministry using external tax experts. Our position is that our financing source revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and his intention was to recommend his confirmation to senior management of the Ministry. The officer agreed, however, to defer his recommendation for a period of thirty business days to enable us to submit any additional information not yet provided. We intend to submit additional information to the Ministry and to continue to challenge the assessment because we do not believe these services are subject to sales tax. As such, we have not accrued any related sales tax liability for the period subsequent to December 31, 2003, for these financing source revenue transactions.
     In the event we are obligated to charge sales tax for this type of transaction, our Canadian subsidiaries contractual arrangements with their financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $3.3 million (CAD) to $4.4 million (CAD) for these subsidiaries.
Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.5 million as of September 30, 2007 and $6.5 million as of December 31, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. Discovery is underway in the consolidated action. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. A decision in the Markman hearing has not yet been issued.
     We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
15. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and nine months ended September 30, 2007, is approximately 10% of our total net revenue. Revenue earned outside of the United States for the three and nine months ended September 30, 2006 was less than 10% of our total net revenue.
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Transaction services revenue	$39,096	$30,837	$111,982	$83,675
Subscription services revenue	20,378	13,878	53,591	38,500
Other	3,397	1,549	7,530	5,438

Total net revenue	$62,871	$46,264	$173,103	$127,613

16. Credit Facility
     We have a $25.0 million revolving credit facility available to us at an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of September 30, 2007 and December 31, 2006, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
17. Subsequent Event
     On October 24, 2007, we completed the public offering of 5,175,000 shares (including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option) of our common stock at a price of $46.40 per share. In this offering, 2,300,000 shares were sold by us and 2,875,000 shares were sold by a stockholder. We did not receive any proceeds from the sale of our common stock by the selling stockholder. The net proceeds to us from the sale of our common stock in this offering were $102 million.

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
Overview
     DealerTrack is a leading provider of on-demand software, and data solutions for the automotive and related retail industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which, as of September 30, 2007, consisted of over 22,000 automotive dealers, including over 90% of all franchised dealers; over 425 financing sources, including the 20 largest independent financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Arkona, Inc., AutoStyleMart, Inc., Chrome Systems, Inc., Curomax Corp., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and webalg, inc.
     We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and financing sources in the DealerTrack network, the number of transactions processed and number of product subscriptions. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.
     The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, except active dealers, financing source data, and product subscriptions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EBITDA and Other Business Statistics:
EBITDA (1)	$17,534	$9,322	$51,030	$33,496
Capital expenditures, software and web site development costs	$3,520	$1,837	$9,220	$9,159
Active dealers in our network as of end of the period (2)	22,551	22,276	22,551	22,276
Active financing sources in our network as of end of period (3)	427	268	427	268
Transactions processed (4)	23,810	18,837	70,033	51,994
Product subscriptions (5)	27,469	19,952	27,469	19,952

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.
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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$4,512	$5,566	$15,621	$13,657
Interest income	(991)	(934)	(3,742)	(2,681)
Interest expense	96	65	231	206
Provision for income taxes, net	3,217	(2,294)	11,276	3,157
Depreciation of property and equipment and amortization of capitalized software and website costs	2,686	2,404	7,391	6,230
Amortization of acquired identifiable intangibles	8,014	4,515	20,253	12,927

EBITDA	$17,534	$9,322	$51,030	$33,496

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network.

(4)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and Canadian networks at the end of a given period.

A new agreement executed during the fourth quarter of 2006 resulted in a different method of measurement regarding transaction volumes and fees from a particular credit bureau provider. This agreement contributed additional 2.9 million and 8.6 million revenue-generating transactions processed through the network for the three and nine months ended September 30, 2007, respectively.

(5)	Represents revenue-generating subscriptions in the DealerTrack network at the end of a given period.
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
     We are in the process of finalizing the fair value assessment for the Arkona acquired identifiable assets, which is expected to be completed by December 31, 2007, and accordingly the related purchase accounting is not final as of September 30, 2007. We preliminarily allocated the amounts to intangible assets and goodwill based on estimated fair value appraisals as follows: approximately $14.7 million of the purchase price has been allocated to purchased technology, $9.3 million to customer contracts and $1.8 million to non-compete agreements. These estimated intangibles are being amortized on a straight-line basis over an estimated period of four to five years based on each intangible’s estimated useful life. We also preliminarily recorded approximately $38.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     Product Development Expenses. Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with our product development departments. The product development departments perform research and development, as well as enhance and maintain existing products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs and professional services fees for our sales, marketing, customer service and administrative functions.
Acquisitions
     We have grown our business since inception through a combination of organic growth and acquisitions. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition.
     On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc., for a purchase price of $4.1 million in cash (including estimated direct acquisition costs of $0.3 million). Under the terms of the merger agreement, we have future contingent payment obligations of up to $11.0 million in cash, based upon the achievement of certain operational targets by February 1, 2010. AutoStyleMart is a provider of on-demand software solutions and services that enable auto dealers to procure, manage and sell vehicle accessories.
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, for a cash purchase price of approximately $60.0 million (including estimated direct acquisition costs of approximately $1.0 million). Arkona is a provider of on-demand dealer management systems for automotive dealerships.
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax for a cash purchase price of approximately $39.0 million (including estimated direct acquisition and restructuring costs of approximately $1.8 million). Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $2.3 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months.
     On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. (DealerWare) for a purchase price of $5.1 million in cash (including direct acquisition costs of approximately $0.1 million). DealerWare is a provider of aftermarket menu-selling and other dealership software.

     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax L.L.C. (Global Fax) for a purchase price of $24.6 million in cash (including direct acquisition costs of approximately $0.3 million). Global Fax provides outsourced document scanning, storage, data entry and retrieval services for automotive financing customers.
     On February 2, 2006, we acquired substantially all of the assets and certain liabilities of WiredLogic, Inc., doing business as DealerWire, Inc. (DealerWire), for a purchase price of $6.0 million in cash (including direct acquisition costs of approximately $0.1 million). DealerWire allows a dealership to evaluate its sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn and front-end gross profit.
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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the nine months ended September 30, 2007 to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007 and amended on April 30, 2007.
     Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(% of net revenue)		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue (1)	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	44.0	41.3	42.2	40.4
Product development	4.4	4.8	4.3	5.3
Selling, general and administrative	40.7	48.7	40.0	43.1

Total operating costs and expenses	89.1	94.8	86.5	88.8

Income from operations	10.9	5.2	13.5	11.2
Interest income	1.6	2.0	2.1	2.1
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)

Income before (provision) benefit for income taxes	12.3	7.1	15.5	13.2
(Provision) benefit for income taxes, net	(5.1)	4.9	(6.5)	(2.5)

Net income	7.2%	12.0%	9.0%	10.7%

(1) Related party revenue	1.0%	27.0%	1.1%	25.7%

Three Months Ended September 30, 2007 and 2006
Revenue
     Total net revenue increased $16.6 million, or 36%, to $62.9 million for the three months ended September 30, 2007 from $46.3 million for the three months ended September 30, 2006.
     Transaction Services Revenue. Transaction services revenue increased $8.3 million, or 27%, to $39.1 million for the three months ended September 30, 2007 from $30.8 million for the three months ended September 30, 2006. The increase was primarily the result of a 26% increase in the volume of transactions processed through our network to 23.8 million for the three months ended September 30, 2007 from 18.8 million for the three months ended September 30, 2006, coupled with a 59% increase in financing source customers active in our network to 427 as of September 30, 2007 from 268 as of September 30, 2006. Included in the $8.3 million increase is $3.3 million related to acquisitions.
     Subscription Services Revenue. Subscription services revenue increased $6.5 million, or 47%, to $20.4 million for the three months ended September 30, 2007 from $13.9 million for the three months ended September 30, 2006. The increase in revenue from our subscription products was primarily the result of the 38% increase in total subscriptions to 27,469 as of September 30, 2007 from 19,952 as of September 30, 2006. Included in the $6.5 million increase is $2.4 million related to acquisitions.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $8.6 million, or 45%, to $27.7 million for the three months ended September 30, 2007 from $19.1 million for the three months ended September 30, 2006. The $8.6 million increase was primarily the result of increased amortization and depreciation charges of $3.5 million primarily relating to the acquisitions of Arkona, AutoSytleMart, Curomax, DealerWare, and the assets acquisition from Manheim Auction, increased compensation and benefits related costs of $3.3 million due to overall headcount additions including those from acquired companies, $0.8 million in cost of revenue from the Arkona business and $0.4 million in cost of revenue from our digital contract business.
     Product Development Expenses. Product development expenses increased $0.5 million or 24%, to $2.8 million for the three months ended September 30, 2007 from $2.2 million for the three months ended September 30, 2006. The $0.5 million increase was primarily a result of increased compensation and related benefit costs due to headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 14%, to $25.6 million for the three months ended September 30, 2007 from $22.5 million for the three months ended September 30, 2006. The $3.1 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $3.6 million due to headcount additions and salary increases, increased marketing and travel expenses of $1.3 million, $0.4 million in increased professional fees, $0.3 million in increased occupancy and telecommunication expenses, and $0.2 million in increased bad debt expense. These increases were partially offset by a decrease in non-cash stock-based compensation of $3.5 million (included in the three months ended September 30, 2006 non-cash stock based compensation is $5.0 million in non-cash stock-based compensation expense related to the departure of an executive officer).
Provision for Income Taxes
     The provision for income taxes for the three months ended September 30, 2007 of $3.2 million consisted primarily of $2.0 million of federal tax, $0.3 million of state and local income taxes, and $0.9 million of tax expense for our Canadian subsidiaries. Impacting the provision for income taxes for the three months ended September 30, 2007 is $0.3 million of non-deductible amortization of acquisition-related intangibles of our Canadian subsidiaries. The benefit for income taxes for the three months ended September 30, 2006 of $2.3 million consisted primarily of $0.5 million of federal tax expense and $0.7 million of state and local tax expense, offset by $3.5 million of net tax benefit for one of our Canadian subsidiaries. The $3.5 million net tax benefit relating to this Canadian subsidiary consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million. The reversal of this Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that our Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of September 30, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.

Nine Months Ended September 30, 2007 and 2006
Revenue
     Total net revenue increased $45.5 million, or 36%, to $173.1 million for the nine months ended September 30, 2007 from $127.6 million for the nine months ended September 30, 2006.
     Transaction Services Revenue. Transaction services revenue increased $28.3 million, or 34%, to $112.0 million for the nine months ended September 30, 2007 from $83.7 million for the nine months ended September 30, 2006. The increase was primarily the result of a 35% increase in the volume of transactions processed through our network to 70.0 million for the nine months ended September 30, 2007 from 52.0 million for the nine months ended September 30, 2006, coupled with a 59% increase in financing source customers active in our network to 427 as of September 30, 2007 from 268 as of September 30, 2006. Included in the $28.3 million increase is $13.4 million related to acquisitions.
     Subscription Services Revenue. Subscription services revenue increased $15.1 million, or 39%, to $53.6 million for the nine months ended September 30, 2007 from $38.5 million for the nine months ended September 30, 2006. The increase in revenue from our subscription products was primarily the result of the 38% increase in total subscriptions to 27,469 from 19,952 as of September 30, 2006. Included in the $15.1 million increase is $4.4 million related to acquisitions.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $21.6 million, or 42%, to $73.1 million for the nine months ended September 30, 2007 from $51.5 million for the nine months ended September 30, 2006. The $21.6 million increase was primarily the result of increased amortization and depreciation charges of $8.1 million primarily relating to the acquisitions of Arkona, AutoStyleMart, Curomax, Global Fax, DealerWare, and the asset acquisition from Manheim Auction, increased compensation and benefits related costs of $8.6 million due to overall headcount additions including those from acquired companies, and $2.0 million in cost of revenue from our digital contract business.
     Product Development Expenses. Product development expenses increased $0.6 million or 9%, to $7.4 million for the nine months ended September 30, 2007 from $6.8 million for the nine months ended September 30, 2006. The $0.6 million increase was primarily a result of increased compensation and related benefit costs due to headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.2 million, or 26%, to $69.2 million for the nine months ended September 30, 2007 from $55.0 million for the nine months ended September 30, 2006. The $14.2 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $9.6 million due to headcount additions and salary increases, $0.9 million in increased professional fees, and $2.7 million related to increased marketing and travel expenses. These amounts were partially offset by a decrease in non-cash stock-based compensation of $2.0 million (included in the nine months ended September 30, 2006 non-cash stock based compensation is $5.0 million in non-cash stock-based compensation expense related to the departure of an executive officer).
Interest Income
     Interest income increased $1.0 million, or 40%, to $3.7 million for the nine months ended September 30, 2007 from $2.7 million for the nine months ended September 30, 2006. The $1.0 million increase is primarily related to the interest income earned on net cash proceeds from our public offering in October 2006.
Provision for Income Taxes
     The provision for income taxes for the nine months ended September 30, 2007 of $11.3 million consisted primarily of $8.0 million of federal tax, $1.1 million of state and local income taxes, $0.5 million of adjustments due to a change in the New York State tax rate, and $1.7 million of tax expense for our Canadian subsidiaries. Impacting the provision for income taxes for the nine months ended September 30, 2007 is $0.8 million of non-deductible amortization of acquisition related intangibles of our Canadian subsidiaries. The provision for income taxes for the nine months ended September 30, 2006 of $3.2 million consisted primarily of $4.6 million of federal tax expense and $1.5 million of state and local income tax expense, offset by a $2.9 million net tax benefit relating to our Canadian subsidiary. The $4.6 million in federal tax expense includes $0.2 million of additional tax expense that relates to prior periods. The $2.9 million net tax benefit relating to one of our Canadian subsidiaries consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million offset by $0.8 million of current tax expense. The reversal of this Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that this Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of September 30, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
Liquidity and Capital Resources
     Our liquidity requirements are for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and web site development costs for the nine months ended September 30, 2007 were $9.2 million, of which $8.7 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. As of September 30, 2007, we had no amounts outstanding under our available $25.0 million revolving credit facility.

     As of September 30, 2007, we had $97.6 million of cash, cash equivalents and short-term investments and $106.8 million in working capital, as compared to $171.2 million of cash, cash equivalents and short-term investments and $168.8 million in working capital as of December 31, 2006.
     On October 24, 2007, we completed the public offering of 5,175,000 shares (including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option) of our common stock at a price of $46.40 per share. In this offering, 2,300,000 shares were sold by us and 2,875,000 shares were sold by a stockholder. We did not receive any proceeds from the sale of our common stock by the selling stockholder. The net proceeds to us from the sale of our common stock in this offering were approximately $102 million.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$33,143	$27,786
Net cash used in investing activities	$(46,766)	$(103,601)
Net cash provided by financing activities	$10,498	$2,444
Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2007 was primarily attributable to net income of $15.6 million, which includes depreciation and amortization of $27.6 million, amortization of stock-based compensation of $8.0 million, an increase to the provision for doubtful accounts and sales credits of $3.9 million, an increase in accounts payable and accrued expenses of $2.9 million and an increase to deferred revenue and other current liabilities of $0.3 million, partially offset by a deferred tax benefit of $5.0 million, a stock-based compensation windfall tax benefit of $6.2 million, an increase in accounts receivable (including related party) of $13.9 million due to an overall increase in revenue. Net cash provided by operating activities for the nine months ended September 30, 2006 was primarily attributable to net income of $13.7 million, which includes depreciation and amortization of $19.2 million, amortization of stock-based compensation of $9.1 million, and an increase to the provision for doubtful accounts and sales credits of $3.6 million, offset by a deferred tax benefit of $7.3 million, a increase in accounts receivable (including related party) of $5.4 million, and a decrease in accounts payable (including related party) and accrued expenses of $1.0 million.
Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2007 was primarily attributable to capital expenditures of $4.3 million, an increase in capitalized software and web site development costs of $4.4 million, and payment for net assets acquired of $109.4 million, offset by the net sale of short-term investments of $71.4 million. Net cash used in investing activities for the nine months ended September 30, 2006 was primarily attributable to capital expenditures of $2.6 million, an increase in capitalized software and website development costs of $2.8 million, payments for net assets acquired of $37.5 million, partially offset by the net purchase of short-term investments of $60.8 million.
Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to the exercise of employee stock options of $3.5 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $1.3 million, and stock-based compensation windfall tax benefit of $6.2 million offset by principal payments on note payable and capital lease obligations of $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the receipt of cash proceeds from the exercise of employee stock options of $1.2 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $0.6 million and stock-based compensation windfall tax benefit of $1.5 million, offset by principal payments on note payable and capital lease obligations of $0.7 million.
Contractual Obligations
     As of September 30, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, except for the capital and operating lease obligations of $1.5 million, assumed in connection with the June 6, 2007 acquisition of Arkona and an operating lease related to additional space assumed and the extension of our lease agreement for corporate headquarters on November 5, 2007 of $14.5 million.
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
Interest Rate Exposure
     As of September 30, 2007, we had cash, cash equivalents and short-term investments of $97.6 million invested in highly liquid money market instruments and tax-free and tax advantaged auction rate preferred securities. Such investments are subject to interest rate and credit risk. These amounts are also currently invested in highly liquid money market instruments and tax-free and tax advantaged auction rate preferred securities. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2007, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.
     On October 24, 2007, we raised approximately $102 million (net proceeds) in a public offering of our common stock. Pending the use of these proceeds in the manner described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b), we intend to invest these proceeds in short-term, marketable securities.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of evaluating our internal controls environment to determine if any changes are required based on our acquisitions of Curomax and Arkona.

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
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. Discovery is underway in the consolidated action. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. A decision in the Markman hearing has not yet been issued.
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
     The following table sets forth the repurchases for the three months ended September 30, 2007:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2007	—	$—	n/a	n/a
August 2007	212	$35.86	n/a	n/a
September 2007	—	$—	n/a	n/a

Total	212

Item 5. Other Information
     On November 6, 2007, Barry Zwarenstein was elected to our Board of Directors as a Class II Director filling the vacancy left by the resignation of Thomas F. Gilman. Mr. Zwarenstein was also appointed Chairman of our Audit Committee.
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

DealerTrack Holdings, Inc. (Registrant)
Date November 8, 2007	/s/ Robert J. Cox III
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