Form 10-K
period 2007-12-31
DealerTrack Holdings, Inc.
filed 2008-02-28
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $36.84 per share).
     As of February 1, 2008, 42,556,890 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
     Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
     References in this Annual Report on Form 10-K to “DealerTrack,” the “Company,” “Our” or “We” are to DealerTrack Holdings, Inc., a Delaware corporation, and/or its subsidiaries.
Overview
     DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive and related specialty retail industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which, as of December 31, 2007, consisted of over 22,000 automotive dealers, including approximately 90% of all franchised dealers; over 450 financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Arkona, Inc., AutoStyleMart, Inc., Chrome Systems, Inc., Curomax Corp., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., and DealerTrack, Inc.
     We began our principal business operations in February 2001 with the introduction of our credit application processing product. Since then, we have added a significant number of dealers, financing sources and other participants to the network, successfully closed fourteen acquisitions and introduced several new products and services. As a result, we have increased our total addressable market by enhancing our offering of products and services, and expanding our network of relationships.
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

Our Business
     Dealers traditionally relied upon fax and mail delivery methods for processing their financing and insurance offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing or insurance. For example, legacy paper systems required the consumer to fill out a paper credit application for the financing sources to which he or she applied. The dealer then faxed the credit application to each financing source and awaited a series of return faxes. When a financing source approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the financing source via mail or overnight courier. The financing source then manually checked the contract for any errors or omissions and if the contract or ancillary documents were accurate and complete, the financing source paid the dealer for the assignment of the contract. The cumbersome nature of this process could limit the range of options available to consumers and delay the availability of financing. In addition, dealers consulting out-of-date paper program catalogues may not have been aware of all of the insurance programs and other aftermarket sales opportunities available to offer the consumer.
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
Our Solutions
     We believe our suite of integrated on-demand software and data solutions addresses many of the inefficiencies in the automotive retail value chain and delivers benefits to dealers, financing sources, aftermarket providers, and other service and information providers.
  Dealers
     We offer franchised and independent dealers an integrated suite of on-demand solutions for Marketing and Prospecting, Sales, Finance and Insurance, Data and Reporting and General Management, that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles.
     Our automated, web-based credit application-processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each financing source to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple financing sources and obtain credit decisions quickly and efficiently.
     We offer a comprehensive dealer management system (DMS), allowing dealers to manage functions across their entire business, and a complete suite of subscription products and services that complements our credit application processing product allowing dealers to integrate and better manage their business processes. We offer a product that provides a valuable pre-sales marketing and prospecting tool by providing a secure credit application on a dealer’s website for a consumer to enter his or her own credit information. Another product allows the dealers to compare deal configurations from multiple financing and leasing sources on a real-time basis. We also offer a product that allows dealers and consumers to complete finance contracts electronically, which a dealer can transmit to participating financing sources for funding, further streamlining the financing process and reducing transaction costs for both dealers and financing sources. Additionally, we offer products that allow dealers to consistently present to consumers the full array of insurance, aftermarket products and accessories options they offer. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles.

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
Aftermarket Providers
     Our DealerTrack Aftermarket Network tm gives dealers access to real-time contract rating information and quote generation, and provides digital contracting for aftermarket products and services. The aftermarket sales and contracting process was previously executed through individual aftermarket providers’ websites or through a cumbersome paper-based process prone to frequent delays and errors. Our on-demand connection between dealers and aftermarket providers creates a faster process, improves accuracy, and eliminates duplicate data entry for both dealers and aftermarket providers. We believe this more efficient process combined with the use of our on-demand electronic menu product makes it possible for dealers to more effectively sell aftermarket products and services. We expect that most, if not all, categories of aftermarket products and services will be available via the network, including vehicle recovery systems, extended service contracts, chemical coatings, and credit life and disability insurance. As of December 31, 2007, 33 aftermarket providers have agreed to join the DealerTrack Aftermarket Network.
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
Our Web-based Network
     Our web-based network is independent and does not give any one financing source preference over any other financing source. Each dealer sees its individualized list of available financing sources listed alphabetically, based on our proprietary matching process, and can transmit credit application information simultaneously to multiple financing sources that they select. Financing sources’ responses to requests for financing through our network are presented back to the dealer in their order of response. We believe that this approach makes our network more appealing to both automotive dealers and independent financing sources than competitive financing alternatives that favor specific financing sources.
Our Growth Strategy
     Our growth strategy is to leverage our position as a leading provider of on-demand software solutions to the U.S. automotive retail industry. Key elements of our growth strategy are:
Expand Our Customer Base
     We intend to increase our market penetration by expanding our automotive dealer and financing source customer base through the efforts of our direct sales force. Although we currently have active relationships with approximately 90% of all franchised dealers, only 7% of the approximately 42,800 independent dealerships in the United States are active in our network. We expect the launch of our independent dealer initiative will allow us to add more dealers to our network. While as of December 31, 2007 we had over 450 active financing source customers, we will focus on adding the captive financing affiliates of automotive manufacturers, as well as select regional banks, financing companies and other financing sources to our network. We also intend to increase the number of other service and information providers in our network by adding, among others, insurance and other aftermarket service and accessory providers. We have signed agreements with 33 aftermarket providers, which we anticipate will result in additional integrations in our network during 2008. In addition, we expect to increase the number of lead providers who distribute their vehicle sales leads through our network to dealers.

Sell Additional Products and Services to Our Existing Customers
     We believe that we are well-positioned to increase the number of products and services purchased by our existing customers. Many of our subscription-based products and services were recently introduced to our customers, and we believe there are opportunities to increase the sales of these products and services to dealers and financing sources. We believe that a significant market opportunity exists for us to sell additional products and services to the approximately 59% of our over 22,000 active dealer customers that utilize our credit application processing product, but have not yet purchased one or more of our subscription-based products or services. Similarly, the over 450 financing sources that utilize our credit application product represent a market opportunity for us to sell our electronic and digital contracting solution, which less than 10% of our financing source customers have implemented to date.
Expand Our Product and Service Offerings
     We expect to expand our suite of products and services to address the evolving needs of our customers. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, financing sources and other service and information providers. For example, we continue to expand our compliance solutions, most notably with the recent introduction of the DealerTrack RedFlags product, and expect to generate additional revenue through our expansion into the accessories market.
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

Stage	Products and Services	Subscription/Transaction
Marketing and Prospecting:	• Chrome Carbook Showroom ®	• Subscription
	• PC Carbook ®	• Subscription
	• Carbook Fleet Edition	• Subscription
	• Chrome Interactive Media	• Transaction or Subscription
	• Leads Network	• Transaction
	• WebsitePlus TM	• Subscription

Sales:	• Credit Reports	• Transaction
	• SalesMaker TM	• Subscription
	• ALG Residual Value Guides	• Subscription

Finance and Insurance:

Financing:	• BookOut	• Subscription
	• ToolKit TM (On-line credit	• Transaction
application processing product)

Aftermarket and Accessories Sales:	• DealerTrack eMenu TM	• Subscription
	• DealerTrack Aftermarket Network TM	• Transaction
	• DealerTrack Accessory Solution	• Subscription and Transaction

Contracting:	• DealTransfer TM	• Subscription
	• eContracting	• Subscription and Transaction
	• eDocs	• Transaction

Data and Reporting:	• Activity Reports TM	• Subscription
	• ALG Data Services	• Subscription and Transaction
	• Chrome New Vehicle Data	• Subscription
	• Chrome VIN Search Data	• Subscription

General Management:	• DealerTrack Arkona DMS	• Subscription
	• DealWatch TM	• Subscription
	• InventoryPro	• Subscription
     We generally charge dealers a monthly subscription fee for each of our subscription products and services. We charge a transaction fee to our financing source customers for each credit application that dealers submit to them and for each financing contract executed via our electronic contracting and digital contract processing solution, as well as for any portfolio residual value analyses we perform for them. We charge a transaction fee to the dealer or credit report provider for each fee-bearing credit report accessed by dealers. We charge a transaction fee to the aftermarket provider for each aftermarket contract executed and delivered from our network. The lead provider is charged a transaction fee for each sales lead purchased or distributed through our network.
Marketing and Prospecting
     Chrome Carbook Showroom ®, PC Carbook ® and Carbook Fleet Edition — Carbook Showroom, PC Carbook and Carbook Fleet Edition provide automotive specification and pricing information. These products enable dealers, fleet managers, financial institutions and consumers to specify and price a new and used automobile online, which helps promote standardized information among these parties and facilitates the initial contact between buyer and seller. We charge our dealer customers and other industry participants subscription fees to use these products.
     Chrome Interactive Media — Chrome Interactive Media includes vehicle still photographs and full motion vehicle video for use on dealer and auto industry portal websites. The products are used to present an accurate, high-impact view of vehicles to facilitate sales. Our customers are charged either a transaction or subscription fee for these products.
     Leads Network — Provides dealers with customer prospect leads from multiple providers. The Leads Network is a bid-based solution where dealers can control how many leads to buy, when to buy them, and how much to spend. Dealerships also have the ability to access leads from lead providers with whom they have current contractual relationships. Lead providers are charged a transaction fee for each lead purchased or distributed through the DealerTrack platform.

     WebsitePlus TM — WebsitePlus enables visitors to a dealer’s website to submit credit application data online that the dealer can then access by logging onto the DealerTrack website. This product provides dealers with valuable consumer leads. It also expedites the sales and finance process because the dealer does not need to re-enter the consumer’s credit information when the consumer enters the dealership. We charge our dealer customers subscription fees to use this product.
Sales
     Credit Reports — Dealers can electronically access a consumer’s credit report prepared by each of Equifax Inc., Experian Information Solutions, Inc., First Advantage CREDCO and/or TransUnion LLC . The dealer can use the consumer’s credit report to determine an appropriate automobile and financing package for that particular consumer. We charge our dealer customers or credit report provider’s transaction fees each time a fee-bearing credit report is accessed by dealers.
     SalesMaker TM — SalesMaker is a profit management system enabling dealers to search the hundreds of current financing source programs in our database, and, within seconds, find the financing or lease program that is best for a consumer and the most profitable for the dealership. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing their own profit. In addition, dealers can quickly pre-qualify prospective consumers and then match the best financing source program against their available inventory. We charge our dealer customers subscription fees to use this product. SalesMaker represents the integration and enhancement of our previous DeskLink and FinanceWizard products.
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
Finance and Insurance
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
     ToolKit TM — ToolKit facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or multiple financing sources and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous financing sources. We offer each financing source customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease and reports of current financing rates and programs. We charge our financing source customers transaction fees for credit application data that dealers transmit to them through this product.
     DealerTrack eMenu TM — DealerTrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. We charge our dealer customers subscription fees to use this product.
     DealerTrack Aftermarket Network TM — The DealerTrack Aftermarket Network provides real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network include extended service contracts, GAP, etch, credit life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network is fully integrated into the DealerTrack network, we expect both dealers and aftermarket providers will benefit from improved accuracy and elimination of duplicate data entry. We charge aftermarket providers transaction fees for each aftermarket product purchased that is transmitted by a dealer to the aftermarket provider through our network.
     DealerTrack Accessory Solution — The DealerTrack accessory solution provides dealerships with a tool to present and sell accessory products. Dealerships can also source products through the system and purchase those products for their customers. Dealers pay a subscription fee for this product. We charge accessories providers transaction fees.

     DealTransfer TM — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our ToolKit product with just a few mouse clicks. This allows dealers to avoid reentering transaction information once the information is on any of the dealer’s systems. We charge our dealer customers subscription fees to use this product.
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
Data and Reporting
     ActivityReport TM — ActivityReport provides dealers with reports about their financing and insurance operations such as summaries of applications by type, term, amount and income, summaries of application statuses and approval ratios by financing source, credit score range or user, summaries of applications, statuses and the contract booking ratios by financing source. We charge our dealer customers subscription fees to use this product.
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
General Management
     DealerTrack Arkona DMS — The DealerTrack Arkona DMS is a dealer management system that gives dealers control of their business across every department. It is an open platform that allows dealers to integrate and manage all the primary functions of their store operations including: Vehicle Sales, Portfolio Management, Showroom Management, Service Department, General Ledger, Automated Dispatching, Parts Inventory and Invoicing, Electronic Repair Order (ERO), Vehicle Inventory, Contact Management, Payroll and Personnel Management. We charge our dealer customers subscription fees to use this product.
     DealWatch TM — DealWatch provides automotive dealers with a safe and reliable method to sign, store and protect customer and financing activity at the dealership. It also provides safeguards such as limited access to sensitive information based on a user’s role and permission to help reduce compliance risk by handling every customer financing deal consistently. We charge our dealer customers subscription fees to use this product.
     InventoryPro — With InventoryPro, a dealership can evaluate sales and inventory performance for either new or used vehicles by make, model and trim, including information about unit sales, costs, days to turn, and front-end gross profit. The InventoryPro product reviews actual vehicles on the dealership lot and provides specific recommendations for vehicles that should be added or removed to improve a dealership’s profitability and return on investment. It also enables dealers to connect with other member dealers to find target vehicles or identify dealers interested in buying overstock. We charge our dealer customers subscription fees to use this product.

International
     Our subsidiary, DealerTrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. Historically, we have provided our Canadian customers with only our credit application and contract processing products. This year we began offering them selected subscription products. For the year ended December 31, 2007, our Canadian operations generated approximately 10% of our revenue.
     On February 1, 2007, we purchased all of the outstanding shares of Curomax Corporation of Canada and its subsidiaries pursuant to that certain Shares Purchase Agreement, made as of January 16, 2007, for a cash purchase price of approximately $38.9 million (including direct acquisition and restructuring costs of approximately $1.7 million). Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $2.3 million in cash to be paid out based upon the achievement of certain operational objectives over twenty-four months from the date of purchase. As of December 31, 2007, none of these contingencies were resolved. On January 1, 2008, Curomax Corporation was amalgamated into DealerTrack Canada, Inc.
Technology
     Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Product development expense for the years ended December 31, 2007, 2006, and 2005 was $9.8 million, $9.2 million and $5.6 million, respectively. Our technology includes the following primary components:
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
Partner Integration
     We believe that our on-demand model is a uniquely suited method of delivering our products and services to our customers. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently. Our financing source integration and partner integration use XML encoded messages. We are a member of both Standards for Technology in Automotive Retail (STAR) and American Financial Services Association (AFSA) and are committed to supporting published standards as they evolve.
Infrastructure
     Our technology infrastructure is hosted externally and consists of a production site and a disaster recovery site. The production site for the DealerTrack credit application network is fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we employ system redundancy in order to minimize system downtime.
Security
     We maintain high security standards with a layered firewall environment and employ an intrusion detection system. Our firewalls and intrusion detection system are both managed and monitored continuously by an independent security management company. Our communications are secured using secure socket layer 128-bit encryption. We also utilize a commercial software solution to securely manage user access to our applications. All incoming traffic must be authenticated before it is authorized to be passed on to the application. Once a user has been authorized, access control to specific functions within the site is performed by the application. Our access control system is highly granular and includes the granting and revocation of user permissions to functions on the site.
     We maintain a certification from Cybertrust Inc., a leading industry security certification body, for the DealerTrack network. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our website’s perimeter defenses. As a result of this process, recommendations are made and implemented. The certification program requires continual monitoring and adherence to critical security policies and practices.

Customer Development and Retention
Sales
     Our sales resources are focused on four primary areas: dealers, financing sources, aftermarket providers, and other industry providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. Our dealer sales resources focus on selling our subscription-based products and services to dealers through field sales and telesales efforts, and also support the implementation of subscription-based and transaction-based products for dealers. Financing source relationships are managed by a team that also focuses on adding more financing sources to our network and increasing the use of our eContracting and eDocs solution. Relationships with our aftermarket providers are managed by another team that also focuses on adding more aftermarket providers to the network. Relationships with other providers (including automotive manufacturers) are managed across various areas of our company.
Training
     We believe that dealership employees often require specialized training to take full advantage of certain of our solutions. As a result, we have developed and made available extensive training for them. We believe that this training is important to enhancing the DealerTrack brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet and in person at the dealership. In training our dealers, we emphasize utilizing our network to help them increase profitability and efficiencies.
Marketing
     Our marketing strategy is to establish our brand as the leading provider of on-demand software and data solutions for dealers, financing sources, aftermarket providers and other information and service providers. Our marketing approach is to employ multiple off-line and on-line channels, targeted at key executives and other decision makers within the automotive retail industry, such as:
•	Advertising in automotive trade magazines and other periodicals;

•	Public relations through press releases and publication of news and thought leadership articles;

•	Direct marketing employing mail and e-mail delivered to buyers and influencers in dealer and lender markets;

•	Participation in industry events, and the hosting of a corporate proprietary event;

•	Employing our website to offer services, and provide product and company information;

•	Search marketing to increase visibility in search engine result pages; and

•	Promotions and sponsorships on national and regional levels.
Customer Service
     We believe superior customer support is important to retaining and expanding our customer base. We have a comprehensive technical support program to assist our customers in maximizing the value they get from our products and services and solving any problems or issues. We provide telephone support, e-mail support and online information about our products and services. Our customer service group handles general customer inquiries, such as questions about resetting passwords, how to subscribe to products and services, the status of product subscriptions and how to use our products and services, and is available to customers by telephone, e-mail or over the web. Our technical support specialists are extensively trained in the use of our products and services.

Customers
     Our primary customers are dealers and financing sources. Our network of financing sources includes the largest national prime, near prime and non-prime financing sources; regional and local banks and credit unions. As of December 31, 2007, we had over 450 connected financing sources and over 22,000 automotive dealers actively using our network, including approximately 90% of the franchised dealers in the United States. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions, except for DealerTrack Arkona DMS, which has more flexible terms. Our initial agreements with our financing source customers typically run for two years, with one-year automatic extensions. No customer represented more than 10% of our revenue in the year ended December 31, 2007.
Competition
     The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:
•	web-based automotive finance credit application processors, including CUDL, Finance Express and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp. and Volkswagen Credit;

•	dealer management system providers, including ADP, Inc. and The Reynolds and Reynolds Company;

•	automotive retail sales desking providers, including ADP, Inc. and Market Scan Information Systems, Inc.;

•	vehicle configuration providers, including Autodata Solutions Company, R.L. Polk & Co. and JATO Dynamics, Inc.;

•	providers of services related to aftermarket products, including JM&A Group, MenuVantage and the StoneEagle Group; and

•	providers of inventory analytic tools, including American Auto Exchange and First Look, LLC.
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
Government Regulation
     The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other financing sources, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, the Gramm-Leach-Bliley Act (the “GLB Act”), the Federal Reserve Board’s Regulation P, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (“FTC”) Privacy Rule, Safeguards Rule, and Consumer Report Information Disposal Rule, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act (“FCRA”) and other state and local laws and regulations. In addition, entities such as the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the National Credit Union Administration and the FTC have the authority to promulgate rules and regulations that may impact our customers, which could place additional demands on us.

     The role of our products and services in assisting our customers’ compliance with these requirements depends on a variety of factors, including the particular functionality, interactive design, and classification of the customer. We are not a party to the actual transactions that occur in our network. Our financing source, aftermarket provider and automotive dealer customers must assess and determine what applicable laws and regulations require of them and are responsible for ensuring that their use of our network conforms to their regulatory needs.
Consumer Privacy and Data Security Laws
     Consumer privacy and data security laws on the federal and state levels govern the privacy and security of consumer information generally and may apply to our business in our capacity as a service provider for regulated financial institutions and automotive dealers that are subject to the GLB Act and applicable regulations, including the FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule.
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
Fair Credit Reporting Act
     The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that qualifies as a consumer report, and imposes certain requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information in their consumer reports or seek to obtain information involving theft of their identity. The use of consumer report information in violation of the FCRA could, among other things, result in a provider of information or reseller of consumer reports being deemed a consumer reporting agency, which would subject the provider or reseller to all of the compliance requirements applicable to consumer reporting agencies contained in the FCRA and applicable regulations. Willful violations of the FCRA can result in statutory and punitive damages. While we believe we have structured our business so that we will not be considered to be a consumer reporting agency, we may in the future determine that it is necessary for us to become a consumer reporting agency due to changing legal standards, customer needs, or for competitive reasons. If we are deemed to be, or elect to treat ourselves as, a consumer reporting agency, our operating costs would increase, which could adversely affect our business, prospects, financial condition and results of operations.
State Laws and Regulations
     The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, certain states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as consumer protection and unfair and deceptive trade practices.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA
     In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by most states. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consents to transacting business electronically are obtained. The Revised Uniform Commercial Code Section 9-105 (“UCC 9-105”) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our eContracting product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our financing source customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate financing source compliance.
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
Industry Trends
     The volume of new and used automobiles financed or leased, and the number of dealers serviced by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. Our business may be affected by these and other economical, seasonal and promotional trends in the indirect automotive finance market.
Employees
     As of December 31, 2007, we had approximately 1,000 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

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
     Competition in the automotive retail technology industry is intense. The indirect automotive retail finance industry is highly fragmented and is served by a variety of entities, including web-based automotive finance credit application processors, the proprietary credit application processing systems of the financing source affiliates of automobile manufacturers, dealer management system providers, automotive retail sales desking providers and vehicle configuration providers. DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for dealer management systems, menu-selling products and services, compliance products and inventory analytics. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.
We may face increased competition from RouteOne, CUDL and Finance Express.
     Our network of financing sources does not include the captive financing sources affiliated with Chrysler LLC, Ford Motor Company, General Motors Corporation or Toyota Motor Corporation, which have formed RouteOne to operate as a direct competitor of ours to serve their respective franchised dealers. RouteOne has the ability to offer its dealers access to captive or other financing sources that are not in our network. RouteOne was launched in November 2003, and officially re-launched in July 2004. A significant number of independent financing sources, including many of the independent financing sources in our network, are participating on the RouteOne credit application processing and routing portal. If RouteOne increases the number of independent financing sources on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish. RouteOne has repeatedly approached each of our largest financing source customers seeking to have them join the RouteOne credit application processing and routing portal. Many of our financing source customers have engaged, are engaged and/or may in the future engage, in discussions with RouteOne regarding their participation on the RouteOne credit application processing and routing portal or may already have agreed to participate, or be participating, on this portal. In addition, CU Direct Corporation, through its CUDL portal, has directly targeted credit unions, which comprise a large number of our financing source customers. Finance Express has targeted the independent dealer channel which is an important initiative of ours.
Economic trends that affect the automotive retail industry or the indirect automotive financing industry may have a negative effect on our business.
     Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of financing source or automotive dealer customers that subscribe to our products and services or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and could be affected by negative trends in the economy, including negative trends relating to the cost of energy and gasoline, and the subprime market. A reduction in the number of automobiles purchased by consumers could adversely affect our financing source and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. Additionally, certain of our financing source customers are dependent on continued access to the capital markets, which have contracted as of late, in order to fund their lending activities. These negative trends may result in our financing sources reducing the number of automobile dealers that they service or the number of contracts that they make which could result in a reduction in the number of credit applications that are processed through our network.
Any such reductions in transactions or subscriptions could have a material adverse effect on our business, prospects, financial condition and results of operations.

Some vendors of software products used by automotive dealers, including certain of our competitors, are designing their software and using financial or other incentives to make it more difficult for our customers to use our products and services.
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
     Our success depends on the confidence of dealers, financing sources, the major credit reporting agencies and our other network participants in our ability to transmit confidential information securely over the Internet and operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information, over the Internet. Moreover, even if our security measures are adequate, concerns over the security of transactions conducted on the Internet and commercial online services, which may be heightened by any well-publicized compromise of security, may deter customers from using our products and services. If our security measures are breached and unauthorized access is obtained to confidential information, our network may be perceived as not being secure and our customers may curtail or stop using our network or other systems. Any failure by, or lack of confidence in, our secure online products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
     Although we generally limit warranties and liabilities relating to security in our customer contracts, third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information. We may not have limited our warranties and liabilities sufficiently or have adequate insurance to cover these losses. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate the problems caused. Our security measures may not be sufficient to prevent security breaches, and failure to prevent security breaches could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
     Our computer systems and operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, power outages, telecommunications failures, terrorist attacks, network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage and other similar events beyond our control. The occurrence of a natural disaster or unanticipated problems at our facilities in the New York metropolitan area or at any third-party facility we utilize, such as our disaster recovery center in Waltham, Massachusetts, could cause interruptions or delays in our business, loss of data or could render us unable to provide our products and services. In addition, the failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, bankruptcy, natural disaster or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any or all of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
     Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:
•	the volume of new and used automobiles financed or leased by our participating financing source customers;

•	the timing, size and nature of our subscriptions and any cancellations thereof;

•	automobile manufacturers or their captive financing sources offering special incentive programs such as discount pricing or low cost financing;

•	the timing of our acquisitions of businesses, products and services;

•	unpredictable sales cycles;

•	product and price competition regarding our products and services and those of our participating financing sources;

•	changes in our operating expenses;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	foreign currency fluctuations; and

•	personnel changes and fluctuations in economic and financial market conditions.
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
     We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients and to us as a service provider that certain regulations obligate our clients to monitor. These include the Gramm-Leach-Bliley Act (“GLB Act”) and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, and the Federal Trade Commission’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule, as well as the Fair Credit Reporting Act (“FCRA”). If we, or a financing source or dealer discloses or uses consumer information provided through our system in violation of these or other laws, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business prospects, financial condition and results of operations.

     A majority of states have passed, or are currently contemplating, consumer protection, privacy, and data security laws or regulations that may relate to our business. The FCRA contains certain provisions that explicitly preempt some state laws to the extent the state laws seek to regulate certain specified areas, including the responsibilities of persons furnishing information to consumer reporting agencies. Unlike the FCRA, however, the GLB Act does not limit the ability of the states to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. Some state legislatures or regulatory agencies have imposed, and others may impose, greater restrictions on the disclosure of consumer information than are already contained in the GLB Act and its implementing regulations, the Interagency Guidelines or the FTC’s rules. Any such legislation or regulation could adversely impact our ability to provide our customers with the products and services they require and that are necessary to make our products and services attractive to them.
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
     In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consent to conducting business electronically is obtained. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our financing source customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate financing source compliance regarding the use of our electronic contracting product.
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
     Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours, or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, and any other foreign countries in which we may market our products and services in the future, may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. We are currently asserting our patent rights against RouteOne and Finance Express in a proceeding that challenges their systems and methods for credit application processing and routing. There can be no assurances that we will prevail in this proceeding or that this proceeding will not result in certain of our patent rights being deemed invalid. Whether or not we prevail against RouteOne and Finance Express, the cost of these proceedings are and will continue to be substantial and may exceed budgeted amounts. The failure to adequately protect our intellectual property and other proprietary rights, or manage costs associated with enforcing those rights, could have a material adverse effect on our business, prospects, financial condition and results of operations.
     We own the Internet domain names “dealertrack.com,” “alg.com,” “chrome.com,” “dealeraccess.com,” “arkona.com” and certain other domain names. The regulation of domain names in the United States and foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our domain names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting intellectual property rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights.
A license agreement we have with a financing source customer restricts our ability to utilize the technology licensed under this agreement beyond the automotive finance industry.
     An affiliate of JPMorgan claims certain proprietary rights with respect to certain technology developed as of February 1, 2001. We have an exclusive, perpetual, irrevocable, royalty-free license throughout the world to use this technology in connection with the sale, leasing and financing of automobiles only, and the right to market, distribute and sub-license this technology solely to automotive dealerships, consumers and financing sources in connection with the sale, leasing and financing of automobiles only. The license agreement defines “automobile” as a passenger vehicle or light truck, snowmobiles, recreational vehicles, motorcycles, boats and other watercraft and commercial vehicles and excludes manufactured homes. We may be limited in our ability to utilize the licensed technology beyond the automotive finance industry.
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
     We provide guarantees to subscribers of certain of our products and services that the data they receive through these products and services will be accurate. Additionally, general errors, defects or other performance problems in our products and services could result in financial or other damages to our customers or consumers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, some of our products and services are business-critical for our dealer and financing source customers and a failure or inability to meet a customer’s expectations could seriously damage our reputation and affect our ability to retain existing business or attract new business.
We have made strategic acquisitions in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, prospects, financial condition and results of operations.
     Since 2001, we have acquired numerous businesses, including, most recently, our acquisitions of Curomax in February 2007, Arkona in June 2007 and AutoStyleMart in August 2007. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
     If we are not successful in completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. In addition, we could use substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions. If we do not achieve the anticipated benefits of our acquisitions as rapidly to the extent anticipated by our management and financial or industry analysts, and others may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

Any acquisitions that we complete may dilute your ownership interest in us, may have adverse effects on our business, prospects, financial condition and results of operations and may cause unanticipated liabilities.
     Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute our existing stockholders’ ownership interests. Future acquisitions may also decrease our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional indebtedness, have future impairment of assets, or suffer adverse tax and accounting consequences in connection with any future acquisitions.
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
Restrictive covenants in our credit facility may restrict our ability to pursue our business strategies.
     Our credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:
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
     Our company has grown significantly in size and scope in recent years, and our management remains concentrated in a small number of key employees. Our future success depends to a meaningful extent on our executive officers and other key employees, including members of our direct sales force and technology staff, such as our software developers and other senior technical personnel. We rely primarily on our direct sales force to sell subscription products and services to automotive dealers. We may need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
     We have expanded our operations rapidly in recent years. For example, net revenue increased from $38.7 million for the year ended December 31, 2003 to $70.0 million, $120.2 million, $173.3 million and $233.8 million for the years ended December 31, 2004, 2005, 2006 and 2007, respectively. Our growth may place a strain on our management team, information systems and other resources. Our ability to successfully offer products and services and implement our business plan requires oversight from our senior management, as well as adequate information systems and other resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage:
•	our expanding product lines;

•	our marketing and sales organizations; and

•	our client support organization as use of our products increases.
     In addition, as we grow, we must also continue to hire, train, supervise and manage new employees. We may not be able to hire, train, supervise and manage sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.
We may need additional capital in the future, which may not be available to us, and if we raise additional capital, it may dilute our stockholders’ ownership in us.
     We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:
•	acquiring businesses, customer, technologies, products and services;

•	taking advantage of growth opportunities, including more rapid expansion;

•	making capital improvements to increase our capacity;

•	developing new services or products; and

•	responding to competitive pressures.
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

     Any additional capital raised through the sale of equity, or convertible debt securities may dilute our stockholders’ respective ownership percentages in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may issue securities, including debt securities that may have rights, preferences and privileges senior to our common stock.
Our future success depends substantially on the continued growth in the use of the Internet by automotive dealers and the indirect automotive finance industry.
     The Internet is a relatively new commercial marketplace for automotive dealers, particularly for their finance and insurance department managers, and their Internet usage may not continue to grow. The market for web-based automotive finance is rapidly evolving and the ultimate demand for and market acceptance of web-based automotive finance remains uncertain. Market acceptance of Internet automotive financing depends on financing sources’ and dealers’ willingness to use the Internet for general commercial and financial services transactions. Other critical issues concerning the commercial use of the Internet, including reliability, security, cost, ease of use and access and quality of service, may also impact the growth of Internet use by financing sources and dealers. Consequently, web-based automotive financing may not become as widely accepted as traditional methods of financing and electronic contracting may not become as widely accepted as paper contracting. In either case our business, prospects, financial condition and results of operations could be materially adversely affected. If Internet use by automotive dealers and financing sources does not continue to grow, dealers may revert to traditional methods of communication with financing sources, such as the fax machine, and thus, our business, prospects, financial condition and results of operations could be materially adversely affected.
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
Our financing source customers may elect to use competing third-party services, either in addition to or instead of our network.
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
Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.
     As of February 25, 2008, approximately $24.1 million of our investment portfolio consists primarily of state and local government, universities and utilities auction rate securities. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair values. We believe that we will be able to liquidate our investment without material loss within the next year, and we currently believe these securities are not impaired. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions, if any, related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
     Our corporate headquarters are located in Lake Success, New York, where we lease approximately 75,000 square feet of office space. Our principal offices are located in Santa Barbara, California; Portland, Oregon; Wilmington, Ohio; Rosemont, Illinois; Mississauga, Ontario; and South Jordan, Utah.
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
     DealerTrack Inc. v. RouteOne LLC
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks injunctive relief as well as damages against RouteOne for infringement of two patents owned by us, which relate to computer implemented automated credit application analysis and decision routing inventions (the Patents). The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.
     The court has approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count has been dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts have been dismissed with prejudice.
     DealerTrack Inc. v. Finance Express et al., CV-06-2335;
     DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and
     DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of the Patents. We are also seeking relief for acts of copyright infringement and unfair competition.
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
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-06864 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The Complain seeks declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Pat. No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. RouteOne, David Huber, and Finance Express asserted counterclaims for a declaratory judgment of unenforceability due to inequitable conduct with respect to the ‘427 Patent and the Patents. David Huber and Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.

     The DealerTrack, Inv. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. Discovery is underway in the consolidated action. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. A decision in the Markman hearing has not yet been issued.
     We intend to pursue our claims and defend and counter claims vigorously.
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
     As of January 31, 2008, there were 34 holders of record of our common stock. Our common stock is listed and traded on the Nasdaq Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2006 and 2007, as reported by the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2007
Fourth Quarter	$50.37	$31.10
Third Quarter	$42.75	$34.35
Second Quarter	$38.20	$30.04
First Quarter	$33.25	$26.00
Year Ended December 31, 2006
Fourth Quarter	$29.98	$21.72
Third Quarter	$23.96	$18.80
Second Quarter	$24.18	$20.73
First Quarter	$23.91	$19.96
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
     We used the net proceeds of $126.1 million from the initial public offering to:
•	pay in full the $25.0 million outstanding under our term loan facility and the $18.5 million outstanding under our revolving credit facility;

•	pay acquisition related notes payable to an acquiree in the amount of $4.1 million;

•	purchase assets of WiredLogic, Inc.. for $6.0 million in cash;

•	purchase assets of Global Fax L.L.C., Inc. for $24.6 million in cash;

•	purchase assets of DealerWare L.L.C., Inc. for $5.2 million in cash;

•	purchase all outstanding shares of Curomax Corporation for $38.9 million in cash; and

•	the remaining $3.8 million of the proceeds were used as part of the $60.0 million in cash used to purchase all of the outstanding shares of Arkona, Inc.
     There were no material changes in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
     As of December 31, 2007, we had cash, cash equivalents and short-term investments of $220.1 million.
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
     The following table sets forth the repurchases for the three months ended December 31, 2007:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2007	955	$48.09	n/a	n/a
November 2007	—	$—	n/a	n/a
December 2007	—	$—	n/a	n/a

Item 6. Selected Consolidated Financial Data
     The selected consolidated financial data as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2005, 2004 and December 31, 2003 and for each of the two years in the period ended December 31, 2004 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.
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
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report on Form 10-K and “Financial Statements and Supplementary Data” in Part II, Item 8 in this Annual Report on Form 10-K.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share and share amounts)
Consolidated Statements of Operations Data:
Net revenue	$233,845	$173,272	$120,219	$70,044	$38,679
Income (loss) from operations	27,531	20,739	9,831	7,722	(3,270)
Income (loss) before (provision) benefit for income taxes	32,786	26,133	8,528	7,661	(3,217)
Net income (loss)	$19,752	$19,336	$4,468	$11,253	$(3,289)
Basic net income (loss) per share (1)	$0.50	$0.54	$0.17	$0.45	$(1,000.30)
Diluted net income (loss) per share (1) (2)	$0.48	$0.51	$0.12	$0.02	$(1,000.30)
Weighted average shares outstanding	39,351,138	36,064,796	2,290,439	40,219	3,288
Weighted average shares outstanding assuming dilution	41,198,773	37,567,488	3,188,180	1,025,248	3,288

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and short-term investments	$220,144	$171,195	$103,264	$21,753	$16,790
Working capital (3)	222,810	168,817	101,561	24,421	15,640
Total assets	482,926	321,513	220,615	76,681	46,643
Capital lease obligations (short and long-term), due to acquirees (short and long-term) and other long-term liabilities	11,872	10,103	9,984	7,999	1,100
Total redeemable convertible participating preferred stock	—	—	—	72,226	72,226
Retained earnings (accumulated deficit)	18,522	(1,230)	(20,566)	(25,034)	(36,287)
Total stockholders’ equity (deficit)	438,362	284,337	186,671	(20,001)	(33,608)

(1)	For the years ended December 31, 2005 and 2004, the basic and diluted earnings per share calculations include adjustments to net income relating to preferred dividends earned, but not paid, and net income amounts allocated to the participating preferred stockholders in order to compute net income applicable to common stockholders in accordance with SFAS No. 128, Earnings per Share and EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128. For more detail, please see Note 2 to our consolidated financial statements.

(2)	In accordance with SFAS No. 128, for the years ended December 31, 2007 and 2006, we have excluded 196,666 and 400,000 contingently issuable shares, respectively, from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Please see Note 12 for further information).

(3)	Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto. In addition, you should read the sections entitled “Cautionary Statements Relating to Forward-Looking Statements” and “Risk Factors” in Part 1, Item 1A in this Annual Report on Form 10-K.
Overview
     DealerTrack is a leading provider of on-demand software and data solutions for the automotive and related retail specialty industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which, as of December 31, 2007, consisted of over 22,000 automotive dealers, including approximately 90% of all franchised dealers; over 450 financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Arkona, Inc., AutoStyleMart, Inc., Chrome Systems, Inc., Curomax Corp., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., and DealerTrack, Inc.
     We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and financing sources in the DealerTrack network, the number of transactions processed and the number of product subscriptions. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.
     The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, except active dealers, financing source data, and product subscriptions):

	Year Ended December 31,
	2007	2006	2005
EBITDA and Other Business Statistics:
EBITDA (1)	$66,014	$48,027	$32,594
Capital expenditures, software and website development costs	$15,068	$10,605	$10,746
Active dealers in our network as of end of the year (2)	22,043	22,147	21,155
Active financing sources in our network as of end of year (3)	465	305	201
Transactions processed (4)	90,869	71,515	40,185
Product subscriptions (5)	28,966	21,613	14,473

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.
EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles (GAAP). Some of these limitations are:
•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or the cash requirements that may be necessary to service any interest or principal payments on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$19,752	$19,336	$4,468
Interest income	(5,606)	(4,289)	(282)
Interest expense	355	268	1,585
Provision for income taxes	13,034	6,797	4,060
Depreciation of property and equipment and amortization of capitalized software and website costs	10,262	8,629	4,166
Amortization of acquired identifiable intangibles	28,217	17,286	18,597

EBITDA (6)	$66,014	$48,027	$32,594

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar year.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network.

(4)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period. A new agreement executed during the fourth quarter of 2006 resulted in a different method of measurement regarding transaction volumes and fees from a particular credit bureau provider. This agreement resulted in an additional 2.5 million revenue-generating transactions processed through the network for the year ended December 31, 2007.

(5)	Represents revenue-generating subscriptions in the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	For the year ended December 31, 2006, EBITDA includes $1.4 million in other income resulting from the DealerAccess purchase price adjustment, as described in Note 3 to the consolidated financial statements.
Revenue
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
     Over the last three years, our transaction services revenue has continued to grow, and we have derived an increasing percentage of our net revenue from subscription fees. For the year ended December 31, 2007, 2006 and 2005, we derived approximately 32%, 31% and 27% of our net revenue from subscription fees, respectively.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides, installation and hardware costs associated with our dealership management system product offering, allocated overhead and amortization associated with capitalization of software.
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
     On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (ASM), for a purchase price of $4.0 million in cash (including estimated direct acquisition costs of $0.2 million). ASM is a provider of accessories-related solutions to automotive dealerships. Under the terms of the merger agreement, we have a future contingent payment obligation of up to $11.0 million in cash, based upon the achievement of certain operational targets from February 2008 through February 2010. Former stockholders of ASM will receive this contingent consideration, if earned, assuming certain of those former stockholders who are now employees or consultants of the company remain employed or continue to perform under their consulting agreements through August 2008. Based upon the terms of the merger agreement, we are currently assessing if any portion of the contingent purchase price if earned, would be classified as compensation, purchase price, or a combination thereof. As of December 31, 2007, we are uncertain if the operational targets for the earnout will be achieved, and as such no compensation expense or purchase price has been recorded in connection with this contingent payment obligation. Quarterly, we will re-assess the probability of the achievement of the operational targets.
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, Inc. (Arkona), for a cash purchase price of approximately $60.0 million (including direct acquisition costs of approximately $1.0 million). Arkona is a provider of on-demand dealer management systems for automotive dealerships.
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation (Curomax) for a cash purchase price of approximately $38.9 million (including direct acquisition and restructuring costs of approximately $1.7 million). Curomax is a provider of an Internet-based credit application and contract processing network in Canada. Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $2.3 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2007, none of these contingecies were resolved.

     On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. (DealerWare) for a purchase price of $5.2 million in cash (including direct acquisition costs of approximately $0.2 million). DealerWare is a provider of aftermarket menu-selling and other dealership software.
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
Acquisition-Related Amortization Expense
     All of the acquisitions described above have been recorded under the purchase method of accounting, pursuant to which the total purchase price, including direct acquisition costs, is allocated to the net assets acquired based upon estimates of the fair value of those assets. Any excess purchase price is allocated to goodwill. Amortization expense relating to intangible assets is recorded as a cost of revenue. During the fourth quarter of 2007, we completed the fair value assessment of the acquired assets, liabilities, identifiable intangibles and goodwill of Arkona, which did not result in a material reclassification between goodwill and identifiable intangibles previously disclosed in our Quarterly Report on Form 10-Q for the third quarter of 2007.
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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results.
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
     We offer our web-based service to financing sources for the electronic receipt of credit application data and contract data for automobile financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and digital and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectability is reasonably assured. Set-up fees charged to the financing sources for establishing connections, if any, are recognized ratably over the expected customer relationship period of four years.

     Our credit report service provides our dealer customers the ability to access credit reports from several major credit reporting agencies or resellers online. We sell this service based upon contracts with the customer or credit report provider, as applicable, that include fixed or determinable prices and that do not include the right of return or other similar provisions or other significant post-service obligations. We recognize credit report revenue on a per transaction basis, when services are rendered and when collectability is reasonably assured. We offer these credit reports on both a reseller and an agency basis. We recognize revenue from all but one provider of credit reports on a net basis due to the fact that we are not considered the primary obligor, and recognize revenue on a gross basis with respect to one of the providers as we have the risk of loss and are considered the primary obligor in the transaction.
     Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, execute financing contracts electronically and manage their dealership data and operations. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three years. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.
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
     SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of our reporting unit using a market capitalization approach. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions, such as cash flow projections and discount rates. We perform our annual goodwill impairment test as of October 1 of every year or when there is a triggering event. Our estimate of the fair value of our reporting unit was in excess of its carrying value as of October 1, 2007, 2006 and 2005.
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
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2007, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.4 million. Approximately $0.3 million of the liability for uncertain tax positions would affect our effective rate upon the resolution of uncertain tax positions. We paid $0.3 million of these liabilities during the year ended December 31, 2007. We do not expect any significant changes to our uncertain tax positions during the next twelve months.
Retail Sales Tax
     The Ontario Ministry of Revenue (the Ministry) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003. We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties for this period under audit.
     As part of the purchase agreement dated, December 31, 2003, between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. To date, all amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.
     We have undertaken a comprehensive review of the audit findings of the Ministry using external tax experts. Our position is that our financing source revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and his intention was to recommend his confirmation to senior management of the Ministry. The officer agreed, however, to defer his recommendation for a period of thirty business days to enable us to submit any additional information not yet provided. We submitted additional information to the Ministry to support our position that the services are not subject to sales tax.
     We received a letter dated December 21, 2007 from a senior manager at the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we have ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. We intend to file a Notice of Appeal on or before March 20, 2008 and to continue to challenge the assessment because we do not believe these services are subject to sales tax. As such, we have not accrued any related sales tax liability for the period subsequent to May 31, 2003, for these financing source revenue transactions.

     In the event we are obligated to charge sales tax for this type of transaction, this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $3.8 million (CAD) to $4.2 million (CAD), including penalties and interest, for this subsidiary. Pursuant to the purchase agreement discussed above, we would be indemnified by the Bank of Montreal for approximately $0.3 million of this potential sales tax liability.
Stock-Based Compensation
     We maintain several share-based incentive plans. We grant stock options to purchase common stock and grant restricted common stock. In January 2006, we began offering an employee stock purchase plan that allows employees to purchase our common stock at a 15% discount each quarter through payroll deductions.
     Effective January 1, 2006, we adopted SFAS 123(R), which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period net of an estimated forfeiture rate. As permitted by SFAS 123(R), we elected the prospective transition method because we previously applied the minimum value method, as a private company, under FAS 123. Under this method, prior periods are not revised. Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.
     Determining the appropriate fair value model and calculating the fair value of the share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards, the number of expected options or restricted common stock that will be forfeited prior to the completion of the vesting requirements, and the stock price volatility. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards. Due to our limited public company history, we believe we do not have appropriate historical experience to estimate future exercise patterns or our expected volatility, as such we based our expected life and expected volatility on the historical expected life and historical expected volatility of similar entities whose common shares are publicly traded. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new or modified stock awards on the effective date.
     On December 13, 2005, we commenced an initial public offering of our common stock. Prior to our initial public offering, we applied APB No. 25 and related interpretations for our stock option and restricted common stock grants and we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant. SFAS 123(R) requires that a company that measured awards using the minimum-value method for SFAS 123 prior to the filing of its initial public offering, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum-value method in its financial statements. As a result, we will continue to account for pre-initial public offering awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-initial public offering awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards on the day of grant.
     On August 2, 2006, November 2, 2006 and July 21, 2007, the compensation committee of the board of directors granted long-term performance equity awards under the 2005 Incentive Award Plan consisting of 565,000 shares, 35,000 shares and 10,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any. In accordance with SFAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. We have met the EBITDA target for 2007. The expense recorded related to the EBITDA Performance Award was $0.6 million for the year ended December 31, 2007. The total fair value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the market value award was $0.7 million for the year ended December 31, 2007.

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
     In connection with the preparation of our consolidated financial statements as of and for the nine months ended September 30, 2005, we noted that the fair value of the common stock subject to the option awards granted since May 2004, as determined by the board of directors at the time of grant, was less than the valuations that prospective underwriters estimated could be obtained in an initial public offering in the later half of 2005, based on market and other conditions at the time. As a result, we determined in July 2005, subsequent to the date of these stock and option grants that certain of the awards granted during this time period had a compensatory element. We made this determination by reassessing the fair value of our common stock for all stock and option awards granted subsequent to June 30, 2004 based, in part, on additional retrospective valuations prepared as of May 2004 (the “retrospective May 2004 valuation”) and August 2004 (the “retrospective August 2004 valuation”). Our July 2005 reassessment resulted in certain compensation charges reflected in our 2005 consolidated financial statements.
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

May, June and July 2005
     We originally assessed the fair value of the stock option and restricted common stock awards issued in May and June 2005 based, in part, upon information provided to us in January 2005 by the three investment banking firms who were discussing with us the possibility of completing an initial public offering in the later half of 2005. One of these investment banks is the affiliate of a related party to us. Each investment bank made clear that the prospective values being discussed in January 2005 related to estimates of where an initial public offering would price in late 2005, based on market and other conditions at the time, and were not intended to reflect our equity value at any earlier date. Their estimates were based on the market approach, in large part on forecasted results for 2006 and continuously improving operating results during 2005. The board of directors derived an average of what the three investment banks estimated our equity value would be in the context of an initial public offering in late 2005 and applied an additional 5% illiquidity discount to arrive at the new fair value. Based on this methodology, we originally arrived at a value of $14.30 per share, which was the value we used for computing the compensation expense associated with the May and June 2005 option grants and restricted common stock awards.
     We assessed the fair value of the stock option and restricted common stock awards issued in July 2005 using the same method used in calculating the per share value for purposes of the May and June 2005 stock option and restricted common stock awards with two exceptions. First, in July, we revised our 2006 projections upward to reflect our improving results in the second quarter of 2005 and the further integration of the acquisitions of Chrome, NAT and ALG. Second, we did not apply a 5% illiquidity discount to the estimated fair market value of our common stock in July because we filed a registration statement in July 2005. Based on this methodology, the board of directors arrived at a fair market value of $18.00 per share, which was the value we used for computing the compensation expense associated with the July 2005 option grants and restricted common stock awards.
     In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2005, the board of directors determined that there was an additional compensatory element relating to the May and June 2005 stock option and restricted common stock awards that should be reflected in our consolidated financial statements. The board of directors used the per share value used in the July 2005 option grants and restricted common stock awards and applied a 5% illiquidity discount to arrive at a value of $17.10 for computing the compensation expense associated with the May and June 2005 option grants and restricted common stock awards.
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

     The table below summarizes the stock options and restricted common stock granted during 2004 and 2005 that resulted in stock-based compensation expense:

			Exercise	Fair Market
	Grant	Number of	Price Per	Value	Intrinsic Value
	Date	Options	Share	Per Share	Per Share
Stock options:	May 2004	761,544	$2.80	$5.86	$3.06
	July 2004	25,000	2.80	5.86	3.06
	August 2004	699,450	2.80	6.73	3.93
	May 2005	964,850	12.92	17.10	4.18
	June 2005	30,000	12.92	17.10	4.18
	July 2005	75,125	17.08	18.00	0.92

	Total stock options	2,555,969

Restricted common stock:	May 2005	101,000	n/a	17.10	17.10
	June 2005	3,500	n/a	17.10	17.10
	July 2005	3,500	n/a	18.00	18.00
	December 2005	17,925	n/a	19.80	19.80

	Total restricted common stock	125,925

Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2007	2006	2005
		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue (1)	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue (1)	42.6	40.9	41.7
Product development	4.2	5.2	4.6
Selling, general and administrative	41.4	41.9	45.5

Total operating costs and expenses	88.2	88.0	91.8

Income from operations	11.8	12.0	8.2
Interest income	2.4	2.5	0.2
Interest expense	(0.2)	(0.2)	(1.3)
Other income	—	0.8	—

Income before provision for income taxes	14.0	15.1	7.1
Provision for income taxes	(5.6)	(3.9)	(3.4)

Net income	8.4%	11.2%	3.7%

	Year Ended December 31,
	2007	2006	2005
		(% of net revenue)
(1) Related party revenue	1.0%	19.3%	24.1%
Related party cost of revenue	0.0%	1.1%	2.7%

Years Ended December 31, 2007 and 2006
Revenue
     Total net revenue increased $60.5 million, or 35%, to $233.8 million for the year ended December 31, 2007 from $173.3 million for the year ended December 31, 2006.
     Transaction Services Revenue. Transaction services revenue increased $34.6 million, or 31%, to $147.3 million for the year ended December 31, 2007 from $112.7 million for the year ended December 31, 2006. The increase was primarily the result of a 27% increase in the volume of transactions processed through our network to 90.9 million for the year ended December 31, 2007 from 71.5 million for the year ended December 31, 2006, driven by a 52% increase in financing source customers active in our network to 465 as of December 31, 2007 from 305 as of December 31, 2006, and an increase in the average transaction price to $1.70 as of December 31, 2007 from $1.49 for the year ended December 31, 2006. Included in the $34.6 million increase is $13.1 million related to acquisitions.
     Subscription Services Revenue. Subscription services revenue increased $21.7 million, or 41%, to $75.1 million for the year ended December 31, 2007 from $53.4 million for the year ended December 31, 2006. The increase in revenue from our subscription products was primarily the result of the 34% increase in total subscriptions to 28,966 as of December 31, 2007 from 21,613 as of December 31, 2006, coupled with an increase in the average subscription price to $253 as of December 31, 2007 from $238 for the year ended December 31, 2006. Included in the $21.7 million increase is $6.3 million related to acquisitions.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $28.8 million, or 41%, to $99.6 million for the year ended December 31, 2007 from $70.8 million for the year ended December 31, 2006. The $28.8 million increase was primarily the result of increased amortization and depreciation charges of $11.9 million primarily relating to the acquired identifiable intangibles from our 2007 acquisitions of Arkona, AutoStyleMart, Curomax, and the asset acquisition from Manheim Auction (See Note 6 for further information), coupled with twelve months amortization relating to our 2006 acquisitions of Global Fax and DealerWare, increased compensation and related benefit costs of $10.9 million and increased occupancy and telecommunications costs of $1.0 million due to overall headcount additions including those from acquired companies, $1.7 million in cost of revenue from the Arkona business and $2.5 million in cost of revenue from our digital contract business, offset by $1.1 million of expense recorded in 2006 related to the impairment and write off of a prepaid contract due to non performance.
     Product Development Expenses. Product development expenses increased $0.6 million, or 7%, to $9.8 million for the year ended December 31, 2007 from $9.2 million for the year ended December 31, 2006. The $0.6 million increase was primarily a result of increased compensation and related benefit costs due to overall headcount additions.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $24.3 million, or 34%, to $96.8 million for the year ended December 31, 2007 from $72.5 million for year ended December 31, 2006. The $24.3 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $13.8 million due to headcount additions and salary increases, $2.6 in increased professional fees, $3.0 million related to increased marketing and travel expenses, $2.0 million related to increased bad debt expense and $1.0 million in occupancy and telecommunications expenses. These amounts are partially offset by a decrease in non-cash stock-based compensation expense of $1.0 million (included in the year ended December 31, 2006 non-cash stock-based compensation is a one-time $5.0 million in non-cash stock-based compensation related to the departure of an executive officer).

Interest Income
     Interest income increased $1.3 million to $5.6 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006. The $1.3 million increase is primarily related to the interest income earned on net cash proceeds from our public offerings in October 2007 and October 2006.
Other Income
     As described in Note 3 to our consolidated financial statements, other income of $1.4 million for the year ended December 31, 2006 represents a reimbursement of purchase price from the seller of our DealerAccess acquisition.
Provision for Income Taxes
     The provision for income taxes for the year ended December 31, 2007 of $13.0 million consisted primarily of $8.3 million of federal tax, $2.1 million of state and local income taxes, $0.5 million of adjustments due primarily to the change in the New York State tax rate, and $2.1 million of tax expense for our Canadian subsidiaries. The provision for income taxes for the year ended December 31, 2006 of $6.8 million consisted primarily of $7.1 million of federal tax, $1.8 million of state and local income taxes, and $0.6 million of adjustments due to the changes in tax rate. These amounts were offset by a Canadian tax benefit of $2.7 million. The $2.7 million net tax benefit relating to our Canadian subsidiary consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million. The reversal of this Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Based upon these factors, we believe that it is more likely than not that this Canadian subsidiary will generate sufficient taxable income in the future to utilize the deferred tax asset outstanding as of December 31, 2006. Although these deferred tax assets begin to expire in 2008, we believe that they will be utilized prior to expiration. The effective tax rate reflects the impact of the applicable statutory rate for federal and state income tax purposes for the period shown.
     In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operation performance.
Years Ended December 31, 2006 and 2005
Revenue
     Total net revenue increased $53.1 million, or 44%, to $173.3 million for the year ended December 31, 2006 from $120.2 million for the year ended December 31, 2005.
     Transaction Services Revenue. Transaction services revenue increased $30.1 million, or 36%, to $112.7 million for the year ended December 31, 2006 from $82.6 million for the year ended December 31, 2005. The increase was primarily the result of a 36% increase in the volume of transactions processed through our network to 71.5 million for the year ended December 31, 2006 from 52.5 million for the year ended December 31, 2005, driven by a 52% increase in financing source customers active in our network to 305 as of December 31, 2006 from 201 as of December 31, 2005, and an increase in automobile dealers active in our network to 22,147 as of December 31, 2006 from 21,155 as of December 31, 2005. Included in the $30.1 million increase is $5.9 million related to acquisitions.
     Subscription Services Revenue. Subscription services revenue increased $21.0 million, or 65%, to $53.4 million for the year ended December 31, 2006 from $32.4 million for the year ended December 31, 2005. The increase in revenue from our subscription products was primarily the result of the 49% increase in total subscriptions to 21,613 as of December 31, 2006 from 14,473 as of December 31, 2005. Included in the $21.0 million increase is $5.7 million related to acquisitions.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $20.7 million, or 41%, to $70.8 million for the year ended December 31, 2006 from $50.1 million for the year ended December 31, 2005. The $20.7 million increase was primarily the result of increased amortization and depreciation charges of $3.1 million primarily relating to the acquisitions of DealerWare, Global Fax and DealerWire, increased compensation and benefits related costs of $8.2 million due to overall headcount additions including those from acquired companies, increased revenue share of $1.7 million, marketing promotions of $0.8 million, increased technology cost of $2.2 million, $2.1 million cost of revenue from our second quarter acquisition of Global Fax and $1.1 million related to the impairment and write-off of a prepaid contract due to non-performance, as described in Note 2 to the consolidated financial statements under the heading “Goodwill, Other Intangibles and Long-lived Assets”.

     Product Development Expenses. Product development expenses increased $3.6 million, or 64%, to $9.2 million for the year ended December 31, 2006 from $5.6 million for the year ended December 31, 2005. The $3.6 million increase was primarily a result of increased compensation and related benefit costs of $3.3 million due to overall headcount additions.
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
Other Income
     As described in Note 3 to our consolidated financial statements, other income of $1.4 million for the year ended December 31, 2006 represents a reimbursement of purchase price from the seller of our DealerAccess acquisition.
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

Quarterly Results of Operations
     The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters ended December 31, 2007. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
	(In thousands, except for share and per share data)
2007
Net revenue	$51,725	$58,507	$62,871	$60,742
Gross profit	30,425	34,349	35,193	34,247
Operating income	6,797	9,755	6,834	4,145
Net income	4,825	6,284	4,512	4,131
Basic net income per share (1)	$0.12	$0.16	$0.12	$0.10
Diluted net income per share (1)	$0.12	$0.15	$0.11	$0.10
Basic weighted average common shares outstanding	38,625,215	38,748,405	39,058,863	40,956,826
Diluted weighted average common shares outstanding	40,231,194	40,569,993	40,840,688	42,845,842

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)
	(Unaudited)
	(In thousands, except for share and per share data)
2006
Net revenue	$37,935	$43,414	$46,264	$45,659
Gross profit	22,816	26,125	27,136	26,352
Operating income	4,645	7,290	2,404	6,400
Net income	3,436	4,655	5,566	5,679
Basic net income per share (1)	$0.10	$0.13	$0.16	$0.15
Diluted net income per share (1)	$0.09	$0.13	$0.15	$0.14
Basic weighted average common shares outstanding	35,268,289	35,402,769	35,547,699	38,027,280
Diluted weighted average common shares outstanding	36,718,023	36,933,366	36,989,642	39,683,653

(1)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(2)	Included in the fourth quarter 2006 net income are (i) the DealerAccess purchase price adjustment of $1.4 million in other income and (ii) the write-off of a prepaid asset in the amount of $1.1 million in cost of revenue.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2007 were $15.1 million, of which $13.7 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. As of December 31, 2007, we had no amounts outstanding under our available $25.0 million revolving credit facility, which matures on April 15, 2008.

     As of December 31, 2007, we had $220.1 million of cash, cash equivalents and short-term investments and $222.8 million in working capital, as compared to $171.2 million of cash, cash equivalents and short-term investments and $168.8 million in working capital as of December 31, 2006.
     On October 24, 2007, we completed the public offering of 5,175,000 shares (including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option) of our common stock at a price of $46.40 per share. In this offering, 2,300,000 shares were sold by us and 2,875,000 shares were sold by a stockholder. We did not receive any proceeds from the sale of our common stock by the selling stockholder. The net proceeds to us from the sale of our common stock in this offering were approximately $102.2 million, after deducting the underwriting discounts and commissions, financial advisory fees and other expenses related to the public offering.
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
     The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$56,926	$45,489	$32,223
Net cash used in investing activities	(168,725)	(168,390)	(77,197)
Net cash provided by financing activities	114,216	66,740	126,443
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2007 was primarily attributable to net income of $19.8 million, which includes depreciation and amortization of $38.5 million, amortization of stock-based compensation of $10.9 million, an increase to the provision for doubtful accounts and sales credits of $6.8 million, an increase in accounts payable and accrued expenses of $3.9 million and an increase to deferred revenue and other current liabilities of $0.6 million, partially offset by a deferred tax benefit of $4.6 million, a stock-based compensation windfall tax benefit of $7.0 million, an increase in accounts receivable (including related party) of $11.0 million due to an overall increase in revenue. Net cash provided by operating activities for the year ended December 31, 2006 was attributable to net income of $19.3 million, which includes depreciation and amortization of $25.9 million, amortization of stock-based compensation of $10.7 million, an increase to the provision for doubtful accounts and sales credits of $4.8 million, and an increase in accounts payable and accrued expenses (including related party) of $2.9 million, offset by a deferred tax benefit of $11.6 million, stock-based compensation windfall tax benefit of $2.3 million and an increase in accounts receivable (including related party) of $4.3 million due to an overall increase in revenue. Net cash provided by operating activities for the year ended December 31, 2005 was attributable to net income of $4.5 million, which includes a deferred tax provision of $2.3 million, an increase in operating assets of $12.6 million primarily resulting from the increase in accounts receivable (including related party) due to the overall increase in revenue, offset by depreciation and amortization of $22.8 million, amortization of deferred compensation of $2.0 million, the provision for doubtful accounts and sales credits of $3.7 million, and an increase in accounts payable and accrued expenses (including related party) of $5.1 million and deferred revenue and other current/long-term liabilities of $3.5 million.

Investing Activities
     Net cash used in investing activities for the year ended December 31, 2007 was primarily attributable to capital expenditures of $7.2 million, an expenditure of capitalized software and web site development costs of $6.5 million, payment for net assets acquired of $109.6 million, and the net purchase of short-term investments of $45.5 million. Net cash used in investing activities for the year ended December 31, 2006 was attributable to capital expenditures of $3.2 million, an expenditure of capitalized software and web site development costs of $3.6 million, payment for net assets acquired of $37.5 million and the net purchase of short-term investments of $124.1 million. Net cash used in investing activities for the year ended December 31, 2005 was attributable to capital expenditures of $3.5 million, an increase in capitalized software and web site development costs of $7.3 million, and payment for acquisitions of $67.1 million, offset by funds released from escrow of $0.6 million.
Financing Activities
     Net cash provided by financing activities for the year ended December 31, 2007 was primarily attributable to the receipt of cash proceeds from our public offering of $102.2 million, the exercise of employee stock options of $4.0 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $1.8 million, and stock-based compensation windfall tax benefit of $7.0 million, offset by principal payments on note payable and capital lease obligations of $0.7 million. Net cash provided by financing activities for the year ended December 31, 2006 was attributable to the receipt of cash proceeds from our public offering of $61.6 million, the exercise of employee stock options of $2.7 million, net proceeds from employee stock purchases under our employee stock purchase plan of $0.8 million and stock-based compensation windfall tax benefit of $2.3 million, offset by principal payments on notes payable and capital lease obligations of $0.7 million. Net cash provided by financing activities for the year ended December 31, 2005 was attributable to the receipt of cash proceeds from our initial public offering of $126.1 million and the exercise of employee stock options of $1.5 million, net proceeds from bank indebtedness of $47.9 million, offset by repayment of bank indebtedness of $48.5 million, and principal payments on capital lease obligations of $0.5 million.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2007:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Operating lease obligations	$31,794	$4,802	$9,900	$5,209	$11,883
Capital lease obligations	1,742	575	1,167	—	—
Payments due to acquirees	3,928	2,428	1,500	—	—
Payments due to departed executive	271	271	—	—	—
License fee obligations	500	—	500	—	—

Total contractual cash obligation	$38,235	$8,076	$13,067	$5,209	$11,883

     Payments due to acquirees are non-interest bearing and fixed in nature.
     Pursuant to employment or severance agreements with certain employees, as of December 31, 2007 we have a commitment to pay severance of approximately $7.5 million in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
          Pursuant to a merger agreement merger agreement related to the AutoStyleMart acquisition, we have a future contingent payment obligation of up to $11.0 million in cash, based upon the achievement of certain operational targets from February 2008 through February 2010. Former stockholders of ASM will receive this contingent consideration, if earned, assuming certain of those former stockholders who are now employees or consultants of ASM remain employed or continue to perform under their consulting agreements through August 2008. As of December 31, 2007, we are uncertain if the operational targets for the earnout will be achieved, and as such no compensation expense or purchase price has been recorded in connection with this contingent payment obligation.

          Pursuant to a share purchase agreement related to the Curomax acquisition, we have future contingent payment obligations of approximately $2.3 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2007, none of these contingencies were resolved.
Credit Facility
     We have a $25.0 million revolving credit facility at an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of December 31, 2007 we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008.
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
     In addition, our revolving credit facility includes other and more restrictive covenants and prohibits our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our credit facilities also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. As of December 31, 2007, we are in compliance with all terms and conditions of our credit facility. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.
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
Industry Trends
     The volume of new and used automobiles financed or leased, and the number of dealers serviced by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. Our business may be affected by these and other economical, seasonal and promotional trends in the indirect automotive finance market.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced SFAS No. 141. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS No. 141R will be effective on January 1, 2009 and is applicable to business combinations that occur on or after this date. We are evaluating the impact that this statement will have on our consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact that this statement will have on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to SFAS No. 157, FASB Staff Position (FSP) 157-b delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are evaluating the impact that this statement will have on our consolidated financial statements.
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

Interest Rate Exposure
     As of December 31, 2007, we had cash, cash equivalents and short-term investments of $220.1 million invested in money market instruments and tax-free and tax advantaged auction rate preferred securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2007, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%.
     As of December 31, 2007, approximately $69.0 million of our investment portfolio consists primarily of state and local government, universities and utilities auction rate securities. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair value. We believe that we will be able to liquidate our investment without material loss within the next year, and we currently believe these securities are not impaired. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions, if any, related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
     As of February 25, 2008 we decreased our investment portfolio of auction rate securities to approximately $24.1 million.
     On October 24, 2007, we raised approximately $102.2 million (net proceeds) in a public offering of our common stock. Pending the use of these proceeds in the manner described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b), we intend to invest these proceeds in short-term, marketable securities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2008

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except share and per share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$50,564	$47,080
Short-term investments	169,580	124,115
Accounts receivable — related party	232	398
Accounts receivable, net of allowances of $2,615 and $4,407 at December 31, 2007 and 2006, respectively	26,725	19,560
Prepaid expenses and other current assets	7,305	4,694
Deferred tax assets	3,827	2,483

Total current assets	258,233	198,330
Property and equipment, net	12,792	6,157
Software and web site developments costs, net	10,771	10,048
Intangible assets, net	69,528	37,918
Goodwill	117,702	52,499
Restricted cash	540	540
Deferred taxes and other long-term assets	13,360	16,021

Total assets	$482,926	$321,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,762	$1,818
Accrued compensation and employee benefits	12,527	10,111
Accrued other	11,387	11,978
Deferred revenues	4,016	3,166
Due to acquirees	2,251	2,440
Capital leases payable	480	—

Total current liabilities	35,423	29,513

Capital leases payable — long-term	1,076	—
Due to acquirees — long-term	1,280	2,982
Deferred tax liabilities	2,800	—
Deferred revenue and other long-term liabilities	3,985	4,681

Total liabilities	44,564	37,176

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 42,556,925 shares issued and 42,552,723 shares outstanding at December 31, 2007; and 39,358,769 shares issued and 39,357,550 shares outstanding at December 31, 2006	426	393
Treasury stock, at cost, 4,202 and 1,219 shares at December 31, 2007 and 2006, respectively	(139)	(31)
Additional paid-in capital	413,428	289,490
Deferred stock-based compensation (APB 25)	(2,056)	(4,322)
Accumulated other comprehensive income (foreign currency)	8,181	37
Retained Earnings (accumulated deficit)	18,522	(1,230)

Total stockholders’ equity	438,362	284,337

Total liabilities and stockholders’ equity	$482,926	$321,513

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share and share amounts)
Revenue
Net revenue (1)	$233,845	$173,272	$120,219

Operating costs and expenses
Cost of revenue (1)(2)	99,631	70,843	50,132
Product development (2)	9,808	9,153	5,566
Selling, general and administrative (2)	96,875	72,537	54,690

Total operating costs and expenses	206,314	152,533	110,388

Income from operations	27,531	20,739	9,831
Interest income	5,606	4,289	282
Interest expense	(355)	(268)	(1,585)
Other income	4	1,373	—

Income before provision for income taxes	32,786	26,133	8,528
Provision for income taxes, net	(13,034)	(6,797)	(4,060)

Net income	$19,752	$19,336	$4,468

Basic net income per share	$0.50	$0.54	$0.17
Diluted net income per share	$0.48	$0.51	$0.12
Weighted average shares outstanding	39,351,138	36,064,796	2,290,439
Weighted average shares outstanding assuming dilution	41,198,773	37,567,488	3,188,180

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
(1) Related party revenue	$2,425	$33,380	$29,021
Related party cost of revenue	38	1,840	3,216

(2)	Stock-based compensation expense recorded for the years ended December 31, 2007, 2006 and 2005 was classified as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cost of revenue	$2,022	$1,115	$295
Product development	589	361	95
Selling, general and administrative	8,295	9,200	1,600
The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$19,752	$19,336	$4,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,479	25,915	22,763
Deferred tax (benefit) provision	(4,631)	(11,600)	2,301
Amortization of deferred stock-based compensation	10,906	10,676	1,990
Provision for doubtful accounts and sales credits	6,767	4,838	3,664
Loss (gain) on sale of property and equipment	17	(53)	(26)
Amortization of deferred interest	187	175	165
Deferred compensation	294	214	110
Stock-based compensation windfall tax benefit	(6,995)	(2,317)	—
Amortization of bank financing costs	122	124	411
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(11,139)	(9,290)	(11,052)
Accounts receivable — related party	166	4,988	(1,687)
Prepaid expenses and other current assets	(1,286)	(501)	(375)
Accounts payable and accrued expenses	3,905	4,878	3,764
Accounts payable — related party	—	(2,021)	1,310
Deferred revenue and other current liabilities	567	(193)	1,181
Other long-term liabilities	19	180	2,329
Deferred rent	86	357	399
Other long-term assets	(290)	(217)	508

Net cash provided by operating activities	56,926	45,489	32,223

Cash flows from investing activities
Capital expenditures	(7,189)	(3,228)	(3,453)
Funds released from escrow and other restricted cash	—	50	577
Purchase of short-term investments	(554,445)	(214,950)	—
Sale of short-term investments	508,980	90,835	—
Capitalized software and web site development costs	(6,474)	(3,636)	(7,293)
Proceeds from sale of property and equipment	8	58	31
Payment for net assets acquired, net of acquired cash	(109,605)	(37,519)	(67,059)

Net cash used in investing activities	(168,725)	(168,390)	(77,197)

Cash flows from financing activities
Principal payments on capital lease obligations	(229)	(394)	(492)
Principal payments on notes payable	(422)	(315)	—
Proceeds from the exercise of employee stock options	4,009	2,685	1,469
Proceeds from employee stock purchase plan	1,779	849	—
Purchase of treasury stock	(108)	(31)	—
Net proceeds from bank indebtedness	—	—	47,899
Repayment of bank indebtedness	—	—	(48,500)
Proceeds from public offerings, net of expenses	102,192	61,617	126,067
Stock-based compensation expense windfall tax benefit	6,995	2,317	—
Other	—	12	—

Net cash provided by financing activities	114,216	66,740	126,443

Net increase (decrease) in cash and cash equivalents	2,417	(56,161)	81,469
Effect of exchange rate changes on cash and cash equivalents	1,067	(23)	42
Beginning of year	47,080	103,264	21,753

End of year	$50,564	$47,080	$103,264

	Year Ended
	December 31,
	2007	2006	2005
	(In thousands)
Supplemental disclosure
Non cash investing and financing activities:
Conversion of redeemable convertible participating preferred stock to common stock	$—	$—	$72,226
Assets acquired under capital leases	219	—	—
Acquisition of capitalized software through note payable	—	2,608	—
Accrued capitalized hardware and software	1,186	1,133	—
Goodwill adjustment	620	494	—
Deferred compensation expense reversal to equity	360	325	—
Cash paid for:
Income taxes	$15,308	$13,707	$2,117
Interest	153	82	1,417
The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

									Accumulated	Retained	Total
					Common Stock,		Additional	Deferred	Other	Earnings	Stockholders’
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit)	(Deficit)	Income
	(In thousands, except share amounts)
Balance as of January 1, 2005	—	—	177,926	2	—	—	8,451	(3,520)	100	(25,034)	(20,001)
Exercise of stock options	—	—	511,610	5	—	—	1,464	—	—	—	1,469
Tax benefit from the exercise of stock options	—	—	—	—	—	—	395	—	—	—	395
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	57	—	57	$57
Deferred stock-based compensation	—	—	—	—	—	—	4,010	(4,010)	—	—	—
Issuance of restricted common stock grants	—	—	125,925	1	—	—	2,204	(2,205)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	1,684	—	—	1,684
Restricted common stock amortization	—	—	—	—	—	—	—	306	—	—	306
Conversion of redeemable convertible participating preferred stock	—	—	26,397,589	264	—	—	71,962	—	—	—	72,226
Issuance of common stock — initial public offering	—	—	8,166,667	82	—	—	125,985	—	—	—	126,067
Net income	—	—	—	—	—	—	—	—	—	4,468	4,468	$4,468

Comprehensive income												$4,525

Balance as of December 31, 2005	—	$—	35,379,717	$354	—	$—	$214,471	$(7,745)	$157	$(20,566)	$186,671
Exercise of stock options	—	—	387,748	4	—	—	2,681	—	—	—	2,685
Directors deferred compensation stock units	—	—	14,917	—	—	—	324	—	—	—	324
Issuance of common stock under employee stock purchase plan	—	—	42,137	—	—	—	849	—	—	—	849
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	150	—	—	—	150
Compensation expense related to the departure of an executive	—	—	—	—	—	—	4,892	112	—	—	5,004
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	2,317	—	—	—	2,317
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(120)	—	(120)	(120)
Treasury stock	—	—	—	—	1,219	(31)	—	—	—	—	(31)
Issuance of restricted common stock grants	—	—	784,250	8	—	—	(7)	—	—	—	1
Restricted common stock grant reversal	—	—	—	—	—	—	(355)	355	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,877	—	—	1,877
Stock-based compensation expense (FAS 123 (R))	—	—	—	—	—	—	2,011	—	—	—	2,011
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	472	—	—	472
Restricted common stock-based compensation expense (FAS 123 (R))	—	—	—	—	—	—	1,162	—	—	—	1,162
Options and restricted share cancellations	—	—	—	—	—	—	(625)	625	—	—	—
Issuance of common stock — public offering	—	—	2,750,000	27	—	—	61,590	—	—	—	61,617

Other	—	—	—	—	—	—	30	(18)	—	—	12
Net income	—	—	—	—	—	—	—	—	—	19,336	19,336	19,336

Comprehensive income												$19,216

Balance as of December 31, 2006	—	$—	39,358,769	$393	1,219	$(31)	$289,490	$(4,322)	$37	$(1,230)	$284,337

									Accumulated	Retained	Total
					Common Stock,		Additional	Deferred	Other	Earnings	Stockholders’
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit)	(Deficit)	Income
	(In thousands, except share amounts)
Exercise of stock options	—	—	633,320	6	—	—	4,003	—	—	—	4,009
Directors deferred compensation stock units	—	—	8,133	—	—	—	294	—	—	—	294
Officers deferred compensation stock units	—	—	2,177	—	—	—	66	—	—	—	66
Issuances of common stock under employee stock purchase plan	—	—	59,202	2	—	—	1,777	—	—	—	1,779
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	314	—	—	—	314
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	6,995	—	—	—	6,995
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8,144	—	8,144	8,144
Treasury stock	—	—	—	—	2,983	(108)		—	—	—	(108)
Issuance of restricted common stock grants	—	—	235,725	2	—	—	(2)	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,729	—	—	1,729
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	4,604	—	—	—	4,604
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	397	—	—	397
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	3,862	—	—	—	3,862
Options and restricted share cancellations	—	—	(40,401)	—	—	—	(140)	140	—	—	—
Issuance of common stock — public offering	—	—	2,300,000	23	—	—	102,169	—	—	—	102,192

Other	—	—	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	—	—	—	—	19,752	19,752	19,752

Comprehensive income												$27,896

Balance as of December 31, 2007	—	$—	42,556,925	$426	4,202	$(139)	$413,428	$(2,056)	$8,181	$18,522	$438,362

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive and related retail industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of December 31, 2007, consisted of over 22,000 automotive dealers, including approximately 90% of all franchised dealers; over 450 financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
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
     On an on-going basis, we evaluate our estimates, including those related to accounts receivable allowance, fair value of acquired intangible assets, assets and liabilities, useful lives of intangible assets and property and equipment and capitalized software and web site development costs, deemed value of common stock (prior to our initial public offering) for the purposes of determining stock-based compensation expense (see below), FAS 123(R) volatility, expected term and forfeiture assumptions, and income taxes, among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
     We offer web-based service to financing sources for the electronic receipt of credit application data and contract data for automotive financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and digital and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectability is reasonably assured. Set-up fees charged to the financing sources for establishing connections, if any, are recognized ratably over the expected customer relationship period of four years.
     Our credit report service provides our dealer customers the ability to access credit reports from several major credit reporting agencies or resellers online. We sell this service based upon contracts with the customer or report provider, as applicable, that include fixed or determinable prices and that does not include the right of return or other similar provisions or other significant post service obligations. We recognize credit report revenue on a per transaction basis, when services are rendered and when collectability is reasonably assured. We offer these credit reports on both a reseller and an agency basis. We recognize revenue from all but one provider of credit reports on a net basis due to the fact that we are not considered the primary obligor, and recognize revenue on a gross basis with respect to one of the providers as we have the risk of loss and are considered the primary obligor in the transaction.
     Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to manage their dealership data and operations, obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three years. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.
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
     Short-term investments as of December 31, 2007 and 2006 consist of auction rate securities that are invested in tax-exempt and tax-advantaged securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. There were no unrealized gains or (losses) as of December 31, 2007 and 2006.
     Auction rate securities have long-term underlying maturities, but have interest rates that are reset every one year or less. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. Our investment in these securities generally provides higher yields than money market and other cash equivalent investments.
     As of December 31, 2007, approximately $69.0 million of our investment portfolio consists primarily of state and local government, universities and utilities auction rate securities. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in the fair value. We believe that we will be able to liquidate our investment without material loss within the next year, and we currently believe these securities are not impaired. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions, if any, related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
   Translation of Non-U.S. Currencies
     We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2007, 2006 and 2005.
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
   Software and Web Site Development Costs and Amortization
     We account for the costs of software and web site development costs developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and web site development costs are amortized on a straight-line basis over estimated useful lives ranging from two to three years. Capitalized software and web site development costs, net were $10.8 million and $10.0 million as of December 31, 2007 and 2006, respectively. Amortization expense totaled $6.2 million, $5.8 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

   Goodwill, Other Intangibles and Long-lived Assets
     We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for impairment by comparing the fair value of our one reporting unit to its carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.
     SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of our reporting unit using a market capitalization approach. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. We perform our annual goodwill impairment test on October 1 of every year or when there is a triggering event. Our estimate of the fair value of the reporting unit was in excess of its carrying value as of October 1, 2007, 2006 and 2005.
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
     During July 2006, we entered into a contractual arrangement with a third-party service provider that provided services related to the integration between different software applications on an automotive dealer’s desktop. As part of the contractual terms we agreed to prepay approximately $1.1 million of the contract for various future services to be provided. During the fourth quarter of 2006, we were contacted by the third-party provider and notified that they would be unable to perform under the terms of the contract and did not have the financial capability to repay the $1.1 million. As of December 31, 2006, management concluded that this asset was impaired and wrote off the entire amount of $1.1 million during the fourth quarter of 2006 to cost of revenue. We may elect to initiate foreclosure proceedings against the third-party service provider with respect to the provider’s intellectual property, which was pledged to guarantee the provider’s service obligations.
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
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. As of January 1, 2007, the total liability for the uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.4 million. Approximately $0.3 million of the liability for uncertain tax positions would affect our effective rate upon the resolution of uncertain tax positions. We paid $0.3 million of these liabilities during the year ended December 31, 2007. We do not expect any significant change to our uncertain tax positions during the next twelve months.

   Advertising Expenses
     We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.7 million, $0.9 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
   Concentration of Credit Risk
     Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and receivables from clients. We place our cash, cash equivalents and short-term investments with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition. As of December 31, 2007 and 2006 no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2007 no customer accounted for more than 10% of our revenue.
     Our revenue is generated from customers associated with the automotive industry.
   Net Income per Share
     For the years ended December 31, 2007 and 2006, we computed net income per share in accordance SFAS No. 128, Earnings per Share. For the year ended December 31, 2005, we computed net income per share in accordance with SFAS No. 128 and EITF No. 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128. Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options which are in the money are exercised at the beginning of the period and the proceeds used by us to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.
     The following table sets forth the computation of basic and diluted net income (in thousands, except share and per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$19,752	$19,336	$4,468
Amount allocated to participating preferred stockholders under two-class method (1)	—	—	(4,072)

Net income applicable to common stockholders	$19,752	$19,336	$396

Denominator:
Weighted average common stock outstanding (basic)	39,351,138	36,064,796	2,290,439
Common equivalent shares from options to purchase common stock, restricted common stock and contingent Long-Term Incentive Equity Awards	1,847,635	1,502,692	897,741

Weighted average common stock outstanding (diluted)	41,198,773	37,567,488	3,188,180

Basic net income per share applicable to common stockholders	$0.50	$0.54	$0.17

Diluted net income per share applicable to common stockholders (2)	$0.48	$0.51	$0.12

(1)	Not applicable for the two years ended December 31, 2007, as all outstanding participating preferred stock was converted into common stock upon our initial public offering in December 2005.

(2)	In accordance with SFAS No. 128, for the years ended December 31, 2007 and 2006, we have excluded 196,666 and 400,000 contingently issued shares, respectively, from diluted weighted average common stock outstanding as their contingent considerations (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Refer to Note 12 of our consolidated financial statements for further information).

     The following is a summary of the weighted securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Year Ended December 31,
	2007	2006	2005
Stock options	476,464	819,500	100,275
Restricted common stock	36,877	59,667	—
Preferred stock	—	—	24,765,127

Total	513,341	879,167	24,865,402

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
     Effective January 1, 2006, we adopted SFAS 123(R), which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. As permitted by SFAS 123(R), we elected the prospective transition method because we previously applied the minimum value method, as a private company, under FAS 123. Under this method, prior periods are not revised. Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.
     Determining the appropriate fair value model and calculating the fair value of the share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards, the number of expected options or restricted common stock that will be forfeited prior to the completion of the vesting requirements, and the stock price volatility. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new or modified stock awards on the effective date.
     On December 13, 2005, we commenced the initial public offering of our common stock. Prior to our initial public offering, we applied APB No. 25 and related interpretations for our stock option and restricted common stock grants and we measured awards using the minimum-value method for SFAS 123 pro forma disclosure purposes. ABP No. 25 provides that the compensation expense is measured based on the intrinsic value of the stock award at the date of grant. SFAS 123(R) requires that a company that measured awards using the minimum-value method for SFAS 123 prior to the filing of its initial public offering, but adopts SFAS 123(R) as a public company, should not record any compensation amounts measured using the minimum-value method in its financial statements. As a result, we will continue to account for pre-initial public offering awards under APB No. 25 unless they are modified after the adoption of SFAS 123(R). For post-initial public offering awards, compensation expense recognized after the adoption of SFAS 123(R) will be based on fair value of the awards on the day of grant.

     Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2007 and 2006 was $8.8 million and $3.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options, employee stock purchases and restricted common stock awards. For the year ended December 31, 2007, 2006 and 2005, we recorded stock-based compensation expense of $2.1 million, $7.0 million, and $2.0 million, respectively, in accordance with APB No. 25, using the intrinsic value approach to measure compensation expense. The expense recognized in accordance with APB No. 25 consisted of stock-based compensation expense related to employee stock options and restricted common stock awards.
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
     As a result of the above fair value reassessment, we recorded APB 25 deferred stock-based compensation expense relating to stock option and restricted common stock grants during the year ended December 31, 2005 of $4.0 million and $2.2 million, respectively. For the years ended December 31, 2007, 2006 and 2005, we recorded APB 25 stock-based compensation expense relating to stock option grants in the amount of $1.7 million, $1.9 million (not including charge related to the departure of an executive officer, refer to Note 13), and $1.7 million, respectively. For the years ended December 31, 2007, 2006 and 2005, we recorded APB 25 stock-based compensation expense relating to restricted common stock grants in the amount of $0.4 million, $0.5 million (not including charge related to the departure of an executive officer, refer to Note 13), and $0.3 million, respectively. Subsequent to the effective date of our initial public offering, all options to purchase common stock have been granted with an exercise price equal to the fair market value of the underlying stock on the date of grant, as quoted on the NASDAQ.

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

     The intrinsic value per stock option and the fair value of the restricted common stock are being recognized as compensation expense over the applicable vesting period. For the year ended December 31, 2007, 2006 and 2005, we recorded stock-based compensation expense relating to restricted common stock grants in the amount of $4.3 million, $1.9 million and $0.3 million, respectively.
     For the year ended December 31, 2007 and 2006, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following SFAS 123(R) weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Expected life (in years) (1)	4.33 - 6.25	6.25
Risk-free interest rate	3.09 - 4.76%	4.27 - 5.04%
Expected volatility (2)	47%	47%
Expected dividend yield	0%	0%

(1)	For the years ended December 31, 2007 and 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to our limited history as a public company, we believe we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	For the years ended December 31, 2007 and 2006 we estimated our expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.
     Refer to Note 12 for the weighted-average assumptions used in determining the expense for our Long-Term Incentive Equity Awards.
     Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during 2007, 2006 and 2005 was $16.47, $11.17 and $5.66, respectively.

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced SFAS No. 141. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS No. 141R will be effective on January 1, 2009 and is applicable to business combinations that occur on or after this date. We are evaluating the impact that this statement will have on our consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact that this statement will have on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoptions is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. Relative to SFAS No. 157, FASB Staff Position (FSP) 157-b delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are evaluating the impact that this statement will have on our consolidated financial statements.
3. Business Combinations
AutoStyleMart, Inc. (ASM)
     On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (ASM), for a purchase price of $4.0 million in cash (including estimated direct acquisition costs of $0.2 million). ASM is a provider of accessories-related solutions to automotive dealerships. Under the terms of the merger agreement, we have a future contingent payment obligation of up to $11.0 million in cash, based upon the achievement of certain operational targets from February 2008 through February 2010. Former stockholders of ASM will receive this contingent consideration, if earned, assuming certain of those former stockholders who are now employees or consultants of ASM remain employed or continue to perform under their consulting agreements through August 2008. Based upon the terms of the merger agreement, we are currently assessing if any portion of the contingent purchase price if earned, would be classified as compensation, purchase price, or a combination thereof. As of December 31, 2007, we are uncertain if the operational targets for the earnout will be achieved, and as such no compensation expense or purchase price has been recorded in connection with this contingent payment obligation. Quarterly, we will re-assess the probability of the achievement of the operational targets.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$69
Property and equipment	32
Intangible assets	4,126
Goodwill	803

Total assets acquired	5,030
Total liabilities assumed	(993)

Net assets acquired	$4,037

     The liabilities assumed includes a $1.4 million deferred tax liability that relates to the future amortization of acquired intangibles offset by a $1.0 million deferred tax asset that relates primarily to acquired net operating loss carryovers.

     We allocated the amounts of intangibles and goodwill based on fair value as follows: approximately $3.7 million of the purchase price has been allocated to purchased technology and $0.4 million to non-compete agreements. These intangibles are being amortized on a straight line basis over four to five years based on each intangible’s estimated useful life. We also recorded approximately $0.8 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     The results of AutoStyleMart were included in our consolidated statements of operations from the date of acquisition.
Arkona, Inc. (Arkona)
     On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, Inc. for a cash purchase price of approximately $60.0 million (including direct acquisition costs of approximately $1.0 million). This acquisition expands our product suite with an on-demand dealership management system that can be utilized by franchised, independent and other specialty retail dealers.
     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$2,842
Property and equipment	2,065
Other assets	191
Intangible assets	25,660
Goodwill	39,927

Total assets acquired	70,685
Total liabilities assumed	(10,712)

Net assets acquired	$59,973

     The liabilities assumed includes a $9.3 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $4.5 million deferred tax asset that relates primarily to acquired net operating loss carryovers. Additionally, the liabilities assumed include approximately a $2.8 million sales tax liability. Subsequent to the acquisition we accrued approximately $0.5 million of additional potential sales tax liability.
     We allocated the amounts of intangible assets and goodwill based on fair value appraisals as follows: approximately $14.7 million of the purchase price has been allocated to purchased technology (five year life), $9.2 million to customer contracts (four year life) and $1.8 million to non-compete agreements (one and three year lives). These estimated intangibles are being amortized on a straight line basis over each intangible’s estimated useful life. We also recorded approximately $39.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     The results of Arkona were included in our consolidated statements of operations from the date of acquisition.
Curomax Corporation and its subsidiaries (collectively, Curomax)
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, made as of January 16, 2007, for a cash purchase price of approximately $38.9 million (including direct acquisition and restructuring costs of approximately $1.7 million). Curomax is a provider of an Internet-based credit application and contract processing network in Canada. Under the terms of the share purchase agreement, we have future contingent payment obligations of approximately $2.3 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. The additional purchase consideration, if any, will be recorded as additional goodwill on our consolidated balance sheet when the contingency is resolved. As of December 31, 2007, none of these contingencies were resolved.
     In connection with the Curomax business combination we originally recorded in purchase accounting an estimated restructuring liability of $1.2 million relating to employee severance and related benefit costs. To date we paid $1.1 million of employee severance and related benefit costs. As of December 31, 2007, we have substantially completed all of the workforce reductions, and the remaining liability of $0.1 million, is expected to be paid in the first quarter of 2008.

     This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$1,925
Property and equipment	339
Intangible assets	21,670
Goodwill	20,130

Total assets acquired	44,064
Total liabilities assumed	(5,154)

Net assets acquired	$38,910

     The liabilities assumed includes a $3.9 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $0.3 million deferred tax asset that relates primarily to acquired net operating loss carryovers.
     We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $17.2 million of the purchase price has been allocated to customer contracts (four year life), $0.8 million to purchased technology (one and two year lives) and $3.7 million to non-compete agreements (two year lives). These intangibles are being amortized on a straight-line basis over each intangible’s estimated useful life. We also recorded approximately $20.1 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
     The results of Curomax were included in our consolidated statements of operations from the date of acquisition. On January 1, 2008, Curomax Corporation was amalgamated into DealerTrack Canada, Inc.
DealerWare L.L.C. (DealerWare)
     On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare L.L.C. DealerWare is a provider of aftermarket menu-selling software and other dealership software. DealerWare’s software suite also includes reporting and compliance solutions that complement DealerTrack’s existing products. The aggregate purchase price was $5.2 million in cash (including direct acquisition costs of approximately $0.2 million). This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

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

Global Fax, L.L.C. (Global Fax)
     On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax, L.L.C. Global Fax provides outsourced document scanning, storage, data entry, and retrieval services for automotive financing customers. The aggregate purchase price was $24.6 million in cash (including direct acquisition costs of approximately $0.3 million). This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

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
WiredLogic, Inc. (DealerWire)
     On February 2, 2006, we acquired substantially all of the assets and certain liabilities of WiredLogic, Inc., doing business as DealerWire, Inc. DealerWire allows a dealership to evaluate its sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn and front-end gross profit. The aggregate purchase price was $6.0 million in cash (including direct acquisition costs of approximately $0.1 million). This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

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

Automotive Lease Guide (alg), LLC and Automotive Lease Guide (alg) Canada, Inc. (collectively, ALG)
     On May 25, 2005, we acquired substantially all the assets and certain liabilities of ALG for a purchase price of $40.7 million (including direct acquisition costs of approximately $0.6 million) in cash and notes payable to ALG. The amount of deferred purchase price payable to the prior owners of ALG is $0.8 million per year for 2006 through 2010. Additional consideration of $11.3 million may be paid contingent upon certain future increases in revenue of Automotive Lease Guide (alg), Inc. and another of our subsidiaries through December 2009. For the years ended December 31, 2007, 2006 and 2005, we paid $0.5 million, $0.2 million and $0.1 million of additional consideration. The remaining potential contingent consideration as of December 31, 2007 is $10.5 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet. We did not acquire the equity interest in us owned by ALG as part of the acquisition. ALG’s products and services provide lease residual value data for new and used leased automobiles and guidebooks and consulting services related thereto, to manufacturers, financing sources, investment banks, automobile dealers and insurance companies. This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$95
Property and equipment	178
Other long-term assets	581
Intangible assets	21,450
Goodwill	18,467

Total assets acquired	40,771
Total liabilities assumed	(88)

Net assets acquired	$40,683

     We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $12.8 million of the purchase price has been allocated to database and customer contracts, $8.5 million to the ALG trade name and $0.2 million to purchased technology. These intangibles are being amortized on a straight-line basis over two to ten years based on each intangible’s estimated useful life. We also recorded approximately $18.5 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.
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
GO BIG! Software, Inc. (Go Big)
     On January 1, 2005, we acquired substantially all the assets and certain liabilities of Go Big for a purchase price of $2.0 million (including direct acquisition costs of approximately $50,000) in cash. This acquisition expanded our product and service offerings to provide an electronic menu-selling tool to automotive dealers. This acquisition was recorded under the purchase method of accounting resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair value at the date of acquisition as follows (in thousands):

Current assets	$43
Intangible assets	1,173
Goodwill	821

Total assets acquired	2,037
Total liabilities assumed	(38)

Net assets acquired	$1,999

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

DealerAccess Purchase Price Adjustment
     In connection with the purchase of DealerAccess, Inc. (DealerAccess) on January 1, 2004, we had a contractual agreement with the seller providing that (i) if the seller or any of its related parties submitted one or more on-line credit applications prior to December 31, 2006 in regard to purchases of vehicles, other than recreational or marine vehicles, to any third-party which offers services in Canada that are similar to the credit application portal services and (ii) the aggregate volume of the funded transactions submitted by the seller or any of its related parties to DealerAccess through the portal during the period beginning January 1, 2004 through December 31, 2006 is less than the volume defined in the purchase agreement, then the purchase price would be adjusted downward.
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
Unaudited Pro Forma Summary of Operations
     The accompanying unaudited pro forma summary presents consolidated results of operations for DealerTrack as if the acquisitions of AutoStyleMart, Arkona, Curomax, DealerWare and Global Fax had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Year Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$242,256	$201,407
Net income	$15,931	$7,819
Basic net income	$0.40	$0.22
Diluted net income	$0.38	$0.21
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
     The total amount of net revenue from these related parties for the years ended December 31, 2006 and 2005 was $30.7 million and $27.0 million, respectively. There were no accounts receivable from these related parties as of December 31, 2007 and 2006.
     As a result of our October 12, 2006 public offering, we no longer had a financing source as a related party.
Service Agreements with Related Parties — Other Service and Information Providers
     During 2003, we entered into an agreement with a stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product, with this related party, subject to certain minimums. The total amount of expense to this related party for the years ended December 31, 2006 and 2005 was $1.7 million and $2.6 million, respectively. The total amount of accrued expenses to this related party as of December 31, 2006 and 2005 were zero and $0.9 million, respectively. As of December 31, 2006, this service provider did not own at least 5% of our shares and is no longer considered a related party.

     During 2003, we entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue, subject to certain maximums where applicable, from this related party for each credit report or customer lead that is accessed using our web-based service. The total amounts of net revenue from this related party for the year ended December 31, 2007, 2006 and 2005 were $2.4 million, $2.7 million, and $1.9 million. The total amount of accounts receivable from this related party as of December 31, 2007 and 2006 was $0.2 million and $0.4 million, respectively.
5. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful	December 31,
	Life (Years)	2007	2006
Computer equipment	3	$16,719	$9,671
Office equipment	5	2,189	1,245
Furniture and fixtures	5	2,840	1,627
Leasehold improvements	5-7	992	636

		22,740	13,179
Less: Accumulated depreciation and amortization		(9,948)	(7,022)

Total property and equipment, net		$12,792	$6,157

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007, 2006 and 2005, was $4.1 million, $2.8 million and $2.1 million, respectively, and is calculated on a straight line basis over the estimated useful life of the asset.
6. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, patents, technology, non-competition agreements, and partner agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31,		December 31,
	2007		2006
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$41,569	$(14,789)	$19,308	$(10,904)	1-3
Database	16,433	(9,577)	15,900	(6,666)	3-6
Trade names	10,500	(4,460)	10,500	(3,428)	5-10
Patents/technology	35,212	(16,618)	16,031	(8,806)	2-5
Non-compete agreement	14,062	(6,214)	3,308	(1,738)	2-5
Partner agreement	4,400	(1,029)	4,400	(206)	5
Other	900	(861)	900	(681)	5

Total	$123,076	$(53,548)	$70,347	$(32,429)

     The amortization expense charged to income for the years ended December 31, 2007, 2006, and 2005, was $28.2 million, $17.3 million, and $18.6 million, respectively.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the December 31, 2007 book value, to be $23.7 million in 2008, $17.8 million in 2009, $14.9 million in 2010, $6.1 million in 2011, $2.0 million in 2012 and thereafter $1.7 million.
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
7. Goodwill
     The changes in the carrying amount of goodwill in 2007 are as follows (in thousands):

Balance as of January 1, 2007	$52,499
Acquisition of Curomax (see Note 3)	20,130
Impact of change in Canadian dollar exchange rate	3,768
Acquisition of Arkona (see Note 3)	39,927
Acquisition of AutoStyleMart (see Note 3)	803
Purchase price adjustments — ALG (see Note 3)	547
Purchase price adjustments — Go Big (se Note 3)	74
Other adjustments	(46)

Balance as of December 31, 2007	$117,702

     The changes in the carrying amount of goodwill in 2006 are as follows (in thousands):

Balance as of January 1, 2006	$34,200
Acquisition of DealerWire (see Note 3)	3,734
Acquisition of Global Fax (see Note 3)	11,718
Acquisition of DealerWare (see Note 3)	2,942
Purchase price adjustments — ALG (see Note 3)	306
Purchase price adjustments — Go Big (see Note 3)	361
Recognition of acquired tax benefits related to dealerAccess (see Note 3 and 11)	(746)
Other adjustments	(16)

Balance as of December 31, 2006	$52,499

8. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	December 31,	December 31,
	2007	2006
Taxes	$3,379	$1,774
Customer deposits	2,773	2,685
Professional fees	1,462	1,167
Software licenses	1,212	1,184
Revenue share	1,196	1,926
Severance	271	489
Public company costs	174	625
Other	920	2,128

Total other accrued liabilities	$11,387	$11,978

9. Public Offerings
     On October 24, 2007, we completed the public offering of 5,175,000 shares (including 675,000 shares sold upon the exercise of the underwriters’ over-allotment option) of our common stock at a price of $46.40 per share. In this offering, 2,300,000 shares were sold by us and 2,875,000 shares were sold by a stockholder. We did not receive any proceeds from the sale of our common stock by the selling stockholder. The net proceeds to us from the sale of our common stock in this offering were $102.2 million after the exercise of the over-allotment, after deducting the underwriting discounts and commissions, financial advisory fees and expenses of the offering.
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
10. 401(k) Plan
     During 2001, we established a 401(k) plan, which covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the qualifying portion of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Contributions under such plans for the years ended December 31, 2007, 2006 and 2005 were $1.6 million, $1.0 million and $0.5 million, respectively.

11. Income Taxes
     The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$29,433	$23,554	$7,944
Canada	3,353	2,579	584

Total income before taxes	$32,786	$26,133	$8,528

     The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax:
Federal	$14,123	$15,558	$908
State and local	2,373	2,839	851
Canada	1,169	—	—

Total current tax	17,665	18,397	1,759

Deferred tax:
Federal	(5,757)	(8,510)		1,631
State and local	179	(471)	670
Canada	947	(2,619)	—

Total deferred tax	(4,631)	(11,600)	2,301

Provision for income taxes, net	$13,034	$6,797	$4,060

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

     Deferred tax assets and liabilities as of December 31, 2007 and 2006 consisted of the amounts shown below:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$8,092	$4,256
Depreciation and amortization	143	395
Deferred compensation	7,543	4,984
Acquired intangibles	1,230	8,097
Tax credits	511	433
Other	2,940	3,037

	20,459	21,202
Deferred tax liabilities:
Acquired Intangibles	(2,795)	—
Capitalized software and web site development	(2,264)	(2,224)
Other	(733)	(561)

	14,667	18,417
Deferred tax asset valuation allowance	(954)	(214)

Total Deferred tax assets, net	$13,713	$18,203

     As of December 31, 2007 and 2006, the deferred tax asset other included SRED Pool carryforwards in the amount of $1.0 million and $0.8 million, respectively. The SRED Pool deferred tax asset as of December 31, 2007 is expected to be fully utilized by December 31, 2008.
     As required by SFAS No. 109, the conclusion that it is more likely than not that the net deferred tax asset of approximately $13.7 million and $18.2 million at December 31, 2007 and 2006, respectively, would be realized was based on careful evaluation of the nature and weight of all of the available positive and negative evidence in accordance with SFAS No. 109. In reaching our conclusion, we balanced the weight of both the negative and positive evidence including cumulative losses; recent positive earnings; the expected level of future earnings; the length of the carry forward periods applicable to the deferred tax assets; and the change in business activity in recent years as compared to the initial years of operation.
     We have state net operating losses which expire in various times and amounts through 2027. For the year ended December 31, 2007, the deferred tax asset valuation allowance of approximately $1.0 million represents a valuation allowance against our state net operating losses which may not be utilized, of the $1.0 million, $0.8 million of the valuation allowance if recognized would reverse through goodwill. For the year ended December 31, 2006 the reversal of our Canadian subsidiary’s deferred tax valuation allowance of $3.7 million was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. The deferred tax assets related to our Canadian subsidiary were fully utilized at December 31, 2007.
     As of December 31, 2007 and 2006, we had U.S. net operating loss carryforwards of $20.0 million and $6.7 million, respectively. As of December 31, 2007 and 2006, the utilization of $20.0 million and $6.7 million, respectively, of these loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022.
     As of December 31, 2007 and 2006, we had Canadian net operating loss carryforwards of zero and $5.4 million, respectively. These losses are available to reduce future taxable income and expire in varying amounts from 2007 to 2010.
     The difference in income tax expense between the amount computed using the statutory federal income tax rate and our effective tax rate is primarily due to state taxes and tax exempt income from investments. The effect of change in tax rate for 2007 is primarily due to state taxes, differences in foreign tax rates and the benefits derived from tax exempt income. The effect of change in tax rate for 2006 represents the tax impact of a change in the estimated effective tax rate applicable to our deductible and taxable temporary differences for purpose of determining our deferred tax assets and liabilities. The change in the estimated effective tax rate was made in order to reflect the tax rate at which our temporary differences are expected to reverse in future years.
     The analysis of the effective tax rate for 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Pre-tax book income	35.0%	35.0%	34.0%
State taxes	3.5	6.0	10.7
Foreign rate differential	2.8	0.2	(2.3)
Deferred tax rate adjustment	1.5	2.3	5.6
Valuation allowance and other	(3.1)	(17.5)	(0.4)

Total	39.7%	26.0%	47.6%

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
     We file a consolidated US income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004. All of our other significant taxing jurisdictions are closed for years prior to 2003.
     Interest and penalties, if any, related to tax positions taken in our tax returns recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At January 1, 2007, no amounts were accrued for interest and penalties related to tax positions taken on our tax returns. There was no significant change to this amount during 2007.
     A year-over-year reconciliation of our liability for uncertain tax positions is as follows (dollars in millions):

Balance January 1, 2007	$0.4
Additions	—
Payments	(0.3)

Balance December 31, 2007	$0.1

     Approximately $0.1 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.
12. Stock Option and Deferred Compensation Plans
2001 Stock Option Plan
     Options granted under the 2001 Stock Option Plan were all non-qualified stock options. Effective May 26, 2005, no options are available for future grant under the 2001 Stock Option Plan.
Amended and Restated 2005 Incentive Award Plan
     On May 3, 2007 our board of directors voted to amend and restate the DealerTrack Holdings, Inc. 2005 Incentive Award Plan (Restated 2005 Plan) and the Restated 2005 Plan was approved by our stockholders on July 11, 2007. The number of shares of common stock reserved for issuance under the Restated 2005 Plan by 1,300,000 shares of common stock to a total of 7,700,000 shares of common stock. The significant features of the Restated 2005 Plan are:
•	in connection with the Restated 2005 Plan, 1,300,000 new shares are authorized for issuance, although only 1,000,000 of the shares may be issued in the form of full value shares;

•	any shares underlying grants that are forfeited, cancelled or are terminated are added back for issuance;

•	shares tendered or held for taxes will not be added to the reserved pool;

•	upon the exercise of a stock appreciation rights, or SAR, the gross number of shares will be reduced from the pool;

•	we may grant non-qualified stock options, restricted common stock, SAR’s, performance shares, performance stock units, dividend equivalent units, stock payment awards, deferred stock awards, restricted stock units performance-based awards payable in either cash or in shares to our employees, directors or consultants, and additionally, we may grant incentive stock options to our employees;

•	the option term for new stock options is now limited to seven years;

•	the maximum number of shares of common stock that may be awarded to any one person during any one year is 750,000 shares and the maximum amount payable with respect to cash performance bonus awards during any fiscal year is limited to $3,000,000;

•	to ensure that certain awards granted as “performance-based compensation” under section 162(m) of the Internal Revenue Code of 1986, the compensation committee may require that the vesting of such awards be conditioned on the satisfaction of performance criteria;

•	the term of the Restated 2005 Plan is now extended to May 3, 2017.
     As of December 31, 2007, 965,403 shares were available for future issuance.

     Options granted under both the 2001 Stock Option Plan and the Restated 2005 Incentive Award Plan generally vest over a period of four years from the vesting commencement date, and expire seven years from the date of grant (as defined by the plan document), except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant (as defined by the plan document) and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.
     The following table summarizes the activity under our stock option plans as of December 31, 2007:

	Number of	Weighted-Average
	Shares	Exercise Price
Balance as of January 1, 2007	3,897,448	$9.2395
Options Granted	805,805	$33.7317
Options Exercised	(633,320)	$6.3305
Options Cancelled	(151,338)	$22.7483

Balance as of December 31, 2007	3,918,595	$14.2254

Vested and unvested expected to vest at December 31, 2007	3,863,850	$14.0797

     The intrinsic value of the stock options exercised during the year ended December 31, 2007 and 2006 was approximately $18.7 million and $6.3 million, respectively, based upon an average stock price of $35.9258 and $23.1368, respectively. The intrinsic value of the stock options vested and unvested expected to vest at December 31, 2007 was approximately $80.0 million, based upon an average stock price of $35.9258. The weighted average remaining contractual term for options vested and unvested expected to vest at December 31, 2007 was 6.9307 years.
     The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2007:

		Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average	Weighted-	Aggregate
Exercise	Number of	Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Price	Shares	Contractual	Exercise	Value	Number	Contractual	Exercise	Value
Range	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Price	(’000)
$2.80 — $47.98	3,918,595	6.9432	$14.2254	$85,035	2,354,455	6.4014	$7.3911	$67,184
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our average stock price of $35.9258 for the year ended December 31, 2007.
     We have granted restricted common stock to certain employees and directors under the Restated 2005 Incentive Award Plan. The awards are subject to an annual cliff vest of three and four years from the date of grant.

     A summary of the status of the non-vested shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	Restricted Common Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested as of January 1, 2007	858,652	$19.6050
Awards granted	235,725	$30.2443
Awards vested	(73,947)	$19.3303
Awards canceled/expired/forfeited	(37,301)	$21.7764

Non-vested as of December 31, 2007	983,129	$22.0943

     As of December 31, 2007, there was $15.5 million and $14.8 million of unamortized APB 25 and FAS 123(R) stock-based compensation expense related to stock option and restricted common stock awards, respectively. The unamortized stock-based compensation expense related to stock options is expected to be recognized on a straight line basis over a weighted average remaining period of 2.4549 years. Of the $14.8 million of deferred stock-based compensation expense related to restricted common stock awards, $8.2 million is expected to be recognized on a straight-line basis over a weighted average remaining period of 1.1248 years. The remaining $6.6 million of deferred restricted common stock-based compensation relates to the long-term incentive equity awards. Refer to the section “Long-Term Incentive Equity Awards”, in this footnote, for expense recognition information.
Employee Stock Purchase Plan
     In May 2005, our board of directors adopted, and our stockholders approved, an Employee Stock Purchase Plan (ESPP). The ESPP became effective on December 14, 2005, upon the filing of a registration statement on Form S-8. The total number of shares of common stock reserved under the ESPP is 1,500,000 and the total number of shares available for future issuance as of December 31, 2007 under the ESPP is 1,398,661. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2007, 101,339 shares of common stock were issued under the ESPP. The compensation expense that we recorded for the year ended December 31, 2007 and 2006, related to the ESPP was $0.3 million and $0.2 million, respectively.
Employees’ Deferred Compensation Plan
     In May 2005, our board of directors adopted our Employees’ Deferred Compensation Plan. The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management or highly compensated employees to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2007, 2,177 deferred stock units were recorded under a memo account and 147,823 shares of common stock are reserved and available for distribution under the Employees’ Deferred Compensation Plan.
Directors’ Deferred Compensation Plan
     In May 2005, our board of directors adopted our Directors’ Deferred Compensation Plan. The Directors’ Deferred Compensation Plan is a non-qualified retirement plan. The Directors’ Deferred Compensation Plan allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2007, 23,050 deferred stock units were recorded under a memo account and 51,950 shares of common stock are reserved and available for distribution under the Directors’ Deferred Compensation Plan.

Long Term Incentive Equity Awards
     On August 2, 2006, November 2, 2006, and July 21, 2007, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares, 35,000 shares and 10,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.
     In accordance with FAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. We have met the EBITDA target for 2007. The expense recorded related to the EBITDA Performance Award was $0.6 million for the year ended December 31, 2007. The total fair value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the market value award was $0.7 million for the year ended December 31, 2007.
     The fair value of the EBITDA Performance Award for the years ended December 31, 2007 and 2006 has been estimated on the date of grant using a Black-Scholes valuation pricing model with the following weighted-average assumptions

	July 21, 2007	November 2, 2006	August 2, 2006
Expected volatility	47.00%	40.00%	40.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.37	3.16	3.42
Risk-free interest rate	4.43%	4.91%	4.99%
Weighted-average fair value of EBITDA Performance Award	$38.01	$25.39	$18.95
     The number of shares of restricted common stock that management expects to be earned for the Market Value Award for the years ended December 31, 2007 and 2006 has been estimated on the date of grant using a binomial lattice-based valuation pricing model with the following weighted-average assumptions:

	July 21, 2007	November 2, 2006	August 2, 2006
Expected volatility	47.00%	40.00%	40.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.37	1.16-3.16	1.41-3.42
Risk-free interest rate	4.43%	4.55-4.91%	4.83-4.99%
Weighted-average fair value of Market Value Award	$29.77	$15.86	$7.49
13. Commitments and Contingencies
Operating Leases
     We lease our office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through October 15, 2015. Total lease expense under operating leases was $4.6 million, $2.9 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending
December 31,
2008	$4,802
2009	4,215
2010	3,136
2011	2,549
2012	2,635
Thereafter	14,457

$31,794

Capital Leases
     The following is an analysis of the leased property under capital leases by major property class (in thousands):

	As of December 31,
	2007	2006
Computer equipment	$1,486	$—
Furniture and fixtures	203	—

	1,689	—

Less: Accumulated depreciation	(274)	—

	$1,415	$—

     Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending
December 31,
2008	$575
2009	539
2010	471
2011	157

Total miminum lease payments	1,742
Less: Amount representing taxes, included in total minimum lease payments	(74)

Net minimum lease payments	1,668
Less: Amount representing interest	(186)

Present value of net minimum lease payments	$1,482

Executive Severance Commitment
     During the third quarter of 2006, we recorded a charge of approximately $5.8 million (includes $5.0 million in non-cash stock-based compensation and approximately $0.8 million in cash compensation expense) related to the departure of an executive officer. The $5.0 million in non-cash stock-based compensation expense was primarily due to the May 26, 2005 modification of the executive officers’ original equity award terms (dated September 8, 2003) that would take effect upon termination without cause. Of the $0.8 million in cash compensation, $0.5 million was paid as of December 31, 2007 and the remaining portion of $0.3 million will be paid in equal installments over the succeeding nine months.

Retail Sales Tax
     The Ontario Ministry of Revenue (the Ministry) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003. We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties for this period under audit.
     As part of the purchase agreement dated, December 31, 2003, between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. To date, all amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.
     We have undertaken a comprehensive review of the audit findings of the Ministry using external tax experts. Our position is that our financing source revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and his intention was to recommend his confirmation to senior management of the Ministry. The officer agreed, however, to defer his recommendation for a period of thirty business days to enable us to submit any additional information not yet provided. We submitted additional information to the Ministry to support our position that the services are not subject to sales tax.
     We received a letter dated December 21, 2007 from a senior manager at the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we have ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. We intend to file a Notice of Appeal on or before March 20, 2008 and to continue to challenge the assessment because we do not believe these services are subject to sales tax. As such, we have not accrued any related sales tax liability for the period subsequent to May 31, 2003, for these financing source revenue transactions.
     In the event we are obligated to charge sales tax for this type of transaction, this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $3.8 million (CAD) to $4.2 million (CAD), including penalties and interest, for this subsidiary. Pursuant to the purchase agreement discussed above, we would be indemnified by the Bank of Montreal for approximately $0.3 million of this potential sales tax liability.
Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.5 million as of December 31, 2007 and $6.5 million as of December 31, 2006, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     DealerTrack Inc. v. RouteOne LLC
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint seeks injunctive relief as well as damages against RouteOne for infringement of two patents owned by us, which relate to computer implemented automated credit application analysis and decision routing inventions (the Patents). The complaint also seeks relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.
     The court has approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count has been dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts have been dismissed with prejudice.
DealerTrack Inc. v. Finance Express et al., CV-06-2335;
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief, as well as, damages against the defendants for infringement of the Patents. We are also seeking relief for acts of copyright infringement and unfair competition.
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
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-06864 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The Complain seeks declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Pat. No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. RouteOne, David Huber, and Finance Express asserted counterclaims for a declaratory judgment of unenforceability due to inequitable conduct with respect to the ‘427 Patent and the Patents. David Huber and Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
     The DealerTrack, Inv. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. Discovery is underway in the consolidated action. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. A decision in the Markman hearing has not yet been issued.
     We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

14. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the year ended December 31, 2007, is approximately 10% of our total net revenue. Revenue earned outside of the United States for the years ended December 31, 2006 and 2005, is less than 10% of our total net revenue.
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Transaction services revenue	$147,312	$112,752	$82,637
Subscription services revenue	75,061	53,352	32,390
Other	11,472	7,168	5,192

Total net revenue	$233,845	$173,272	$120,219

15. Credit Facility
     We have a $25.0 million revolving credit facility at an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points. The revolving credit facility is available for general corporate purposes (including acquisitions), subject to certain conditions. As of December 31, 2007 and December 31, 2006, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility, which matures on April 15, 2008. Our revolving credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:
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
     In addition, our revolving credit facility includes other and more restrictive covenants and prohibits our subsidiaries from prepaying our other indebtedness while indebtedness under our credit facilities is outstanding. The agreements governing our credit facilities also require us and our subsidiaries to achieve specified financial and operating results and maintain compliance with specified financial ratios on a consolidated basis. As of December 31, 2007, we are in compliance with all terms and conditions of our credit facility. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.
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

DEALERTRACK HOLDINGS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions				Balance at
	Beginning of	Charged to			Other	End of
Description	Period	Expenses	Deductions		Adjustments	Period
	(In thousands)
As of December 31, 2007:
Allowance for doubtful accounts	$1,884	3,620	(3,883)		109	$1,730
Allowance for sales credits	$2,523	3,147	(4,785)		—	$885
Deferred tax valuation allowance	$214	109	—		631 (1)	$954
As of December 31, 2006:
Allowance for doubtful accounts	$1,531	1,527	(1,174)		—	$1,884
Allowance for sales credits	$1,133	3,311	(1,921)		—	$2,523
Deferred tax valuation allowance	$4,245	214	(4,245	)(2)	—	$214
As of December 31, 2005:
Allowance for doubtful accounts	$640	1,181	(371)		81	$1,531
Allowance for sales credits	$59	2,483	(1,409)		—	$1,133
Deferred tax valuation allowance	$7,700	—	(3,455	)(3)	—	$4,245

(1)	For the year ended December 31, 2007, the deferred tax valuation allowance was increased by $0.6 million primarily due to acquisitions during 2007 and was further increased by expenses in various states.

(2)	For the year ended December 31, 2006, the deferred tax asset valuation was reversed by $4.2 million. Included in this reversal is a $0.7 million adjustment to goodwill relating to the net operating loss acquired but not recognized at the date of acquisition of DealerAccess in January 2004. Please refer to Note 11 of the financial statements for further information.

(3)	For the year ended December 31, 2005, the deferred tax asset valuation was reversed by $3.5 million. Included in this reversal is a $3.3 million adjustment to goodwill relating to a net operating loss acquired but not recognized at the date of acquisition of Credit Online, Inc. in March 2003.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.
     Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
     On February 28, 2008, Thomas R. Gibson resigned from our board of Directors.
PART III
     Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2008.
Item 10. Directors, Executive Officers of Corporate Governance
     The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 11. Executive Compensation
     The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.
Item 14. Principal Accounting Fees and Services
     The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.
PART IV
Item 15. Exhibits, Financial Statement Schedule
     (a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the three years ended December 31, 2007
Consolidated Statements of Cash Flows for the three years ended December 31, 2007
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for each of the three years ended December 31, 2007
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule — Schedule II
(3) Exhibits

Number	Description

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (1)	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc.,

Number	Description

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

10.2 (1)	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.

10.3 (2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.

10.4 (2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.

10.5 (2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.

10.6 (2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.

10.7 (2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.

10.9 (2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.

10.10 (2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.11 (2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.12 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.13 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.14 (5)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.15 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.16 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.17 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

10.18 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.19 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.20 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.21 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.22 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.23 (10)	Amended and Restated 2005 Incentive Award Plan, effective as of July 11, 2007.

10.24 (8)	Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.25 (5)	Form of Stock Option Agreement.

10.26 (5)	Form of Restricted Stock Agreement.

10.27 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.28 (9)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.29 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.30 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

Number	Description

10.32 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.34 (9)	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.

10.35 (9)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.36 (9)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.37 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

10.38 (4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.

10.39 (7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.

10.40 (11)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.41 (11)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

14.1 (6)	Code of Business Conduct and Ethics.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(10)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-144491) filed July 11, 2007 .

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.
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
Date: February 28, 2008

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

Signature	Title	Date

/s/ Mark F. O’Neil Mark F. O’Neil	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 28, 2008

/s/ Robert J. Cox III Robert J. Cox III	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 28, 2008

/s/ Mary Cirillo-Goldberg Mary Cirillo-Goldberg	Director	February 28, 2008

/s/ Ann B. Lane Ann B. Lane	Director	February 28, 2008

/s/ John J. McDonnell, Jr. John J. McDonnell, Jr.	Director	February 28, 2008

/s/ James David Power III James David Power III	Director	February 28, 2008

/s/ Howard L. Tischler Howard L. Tischler	Director	February 28, 2008

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 28, 2008

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

Number	Description

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (1)	Credit Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint bookrunners, J.P. Morgan Securities Inc., Lehman Brothers Inc. and Wachovia Securities Inc., as arrangers, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuing bank, Lehman Commercial Paper Inc., as syndication agent, and Wachovia Bank, National Association, as documentation agent.

10.2 (1)	Guarantee and Security Agreement, dated as of April 15, 2005, by and among DealerTrack, Inc., DealerTrack Holdings, Inc., certain subsidiaries of DealerTrack Holdings, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.

10.3 (2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.

10.4 (2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.

10.5 (2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.

10.6 (2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.

10.7 (2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.

10.9 (2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.

10.10 (2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.11 (2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.12 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.13 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.14 (5)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between John A. Blair and Automotive Lease Guide (alg), Inc.

10.15 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.16 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.17 (11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

10.18 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.19 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.20 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.21 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.22 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.23 (10)	Amended and Restated 2005 Incentive Award Plan, effective as of July 11, 2007.

Number	Description

10.24 (8)	Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.25 (5)	Form of Stock Option Agreement.

10.26 (5)	Form of Restricted Stock Agreement.

10.27 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.28 (9)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.29 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.30 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.32 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.34 (9)	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.

10.35 (9)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.36 (9)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.37 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

10.38 (4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.

10.39 (7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.

10.40 (11)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.41 (11)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

14.1 (6)	Code of Business Conduct and Ethics.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(10)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-144491) filed July 11, 2007 .
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007 .