Form 10-Q
period 2008-03-31
DealerTrack Holdings, Inc.
filed 2008-05-09
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (516) 734- 3600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of April 30, 2008, 42,628,125 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$206,747	$50,564
Short-term investments	—	169,580
Accounts receivable, net of allowances of $3,550 and $2,615 at March 31, 2008 and December 31, 2007, respectively	27,105	26,957
Prepaid expenses and other current assets	7,351	7,305
Deferred tax assets	3,329	3,827

Total current assets	244,532	258,233
Non-current investments	18,214	—
Property and equipment, net	12,515	12,792
Software and web site developments costs, net	10,972	10,771
Intangible assets, net	62,321	69,528
Goodwill	116,733	117,702
Restricted cash	540	540
Deferred taxes and other long-term assets	13,979	13,360

Total assets	$479,806	$482,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,414	$4,762
Accrued compensation and benefits	5,309	12,527
Accrued other	12,192	11,387
Deferred revenue	4,876	4,016
Due to acquirees	1,717	2,251
Capital leases payable	375	480

Total current liabilities	27,883	35,423

Capital leases payable — long-term	722	1,076
Due to acquirees — long-term	1,313	1,280
Deferred tax liabilities — long-term	2,429	2,800
Deferred revenue and other long-term liabilities	4,392	3,985

Total liabilities	36,739	44,564

Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 42,634,269 shares issued and 42,628,229 shares outstanding at March 31, 2008 and 175,000,000 shares authorized; 42,556,925 shares issued and 42,552,723 shares outstanding at December 31, 2007	426	426
Treasury stock, at cost, 6,040 and 4,202 shares at March 31, 2008 and December 31, 2007, respectively	(191)	(139)
Additional paid-in capital	417,750	413,428
Deferred stock-based compensation (APB 25)	(1,634)	(2,056)
Accumulated other comprehensive income	5,856	8,181
Retained earnings	20,860	18,522

Total stockholders’ equity	443,067	438,362

Total liabilities and stockholders’ equity	$479,806	$482,926

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and per share
	amounts)
Revenue
Net revenue	$64,308	$51,725

Operating costs and expenses
Cost of revenue (1)	28,612	21,300
Product development (1)	3,142	2,380
Selling, general and administrative (1)	29,732	21,248

Total operating costs and expenses	61,486	44,928

Income from operations	2,822	6,797
Interest income	1,563	1,531
Interest expense	(92)	(62)

Income before provision for income taxes	4,293	8,266
Provision for income taxes	(1,955)	(3,441)

Net income	$2,338	$4,825

Basic net income per share	$0.06	$0.12
Diluted net income per share	$0.05	$0.12
Weighted average shares outstanding	41,636,035	38,625,215
Weighted average shares outstanding assuming dilution	42,882,662	40,231,194

(1) Stock-based compensation expense recorded for the three months ended March 31, 2008 and 2007 was classified as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cost of revenue	$614	$414
Product development	177	136
Selling, general and administrative	2,670	1,579
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$2,338	$4,825
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,522	7,846
Deferred tax benefit	(526)	(2,075)
Amortization of deferred stock-based compensation	3,461	2,129
Provision for doubtful accounts and sales credits	1,539	1,008
Loss on sale of property and equipment	—	15
Amortization of deferred interest	50	42
Deferred compensation	62	70
Amortization of bank financing costs	30	30
Stock-based compensation windfall tax benefit	(96)	(1,141)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(1,803)	(3,146)
Prepaid expenses and other current assets	(56)	612
Accounts payable and accrued expenses	(7,818)	(5,760)
Deferred revenue and other current liabilities	873	921
Other long-term liabilities	175	21
Deferred rent	234	77
Other long-term assets	(2)	(16)

Net cash provided by operating activities	8,983	5,458

Cash flows from investing activities
Capital expenditures	(1,044)	(811)
Purchase of short-term investments	(44,000)	(58,050)
Sale of short-term investments	195,080	75,805
Capitalized software and web site development costs	(1,537)	(957)
Proceeds from sale of property and equipment	2	—
Payment for net assets acquired, net of acquired cash	(1,599)	(37,832)

Net cash provided by (used in) investing activities	146,902	(21,845)

Cash flows from financing activities
Principal payments on capital lease obligations	(458)	(105)
Proceeds from the exercise of employee stock options	444	833
Proceeds from employee stock purchase plan	681	430
Purchase of treasury stock	(53)	(41)
Stock-based compensation windfall tax benefit	96	1,141
Other	—	(1)

Net cash provided by financing activities	710	2,257

Net increase (decrease) in cash and cash equivalents	156,595	(14,130)
Effect of exchange rate changes on cash and cash equivalents	(412)	85
Cash, beginning of period	50,564	47,080

Cash, end of period	$206,747	$33,035

Supplemental disclosure
Cash paid for:
Income taxes	$385	$3,356
Interest	42	21
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	$333	$1,679
Deferred compensation reversal to equity	63	136
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, and data solutions for the automotive and related specialty retail industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of March 31, 2008, consisted of over 22,000 dealers, including approximately 90% of all franchised dealers; over 500 financing sources and a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The December 31, 2007 balance sheet information has been derived from the audited 2007 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on February 28, 2008.
3. Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have elected not to apply SFAS No. 159 to any of our existing assets or liabilities.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For further information about the adoption of the required provisions of SFAS No. 157 see Note 4.
     In February 2008, the FASB issued FSP SFAS No. 157-2 Effective Date of FASB Statement 157 delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that this statement will have on our consolidated financial statements.

4. Fair Value Measurements
     Effective January 1, 2008, we adopted SFAS No. 157, which defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
•	Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2 – Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3 – Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     We have segregated all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
     Assets measured at fair value on a recurring basis include the following as of March 31, 2008 (in thousands):

		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable	Total Carrying
	Active Markets	Inputs	Inputs	Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Cash equivalents (1)	$19,046	$—	$—	$19,046
Non-current investments (2)	—	—	18,214	18,214

Total	$19,046	$—	$18,214	$37,260

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Non-current investments consist of auction rate securities (“ARS”) that are invested in tax-exempt and tax-advantaged preferred stock trust securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every one year or less. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. Our investment in these securities generally provide higher interest rates than money market and other cash equivalent investments. Due to the recent lack of observable market quotes on our ARS portfolio due to failed auctions within the industry, we utilize valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than temporary decline in the fair value. We believe that we will be able to liquidate our investment without material loss and that these securities are not permanently impaired, however, due to the uncertainty of whether we will be able to sell these securities within the next year we have reclassified them to long-term at March 31, 2008. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
The change in the carrying amount of investments for the three months ended March 31, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$169,580
Net sales of auction rate securities	(151,080)
Unrealized losses included in accumulated other comprehensive income	(286)

Balance as of March 31, 2008	$18,214

5. Net Income per Share
     For the three months ended March 31, 2008 and 2007, we computed net income per share in accordance SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options, which are in the money are exercised at the beginning of the period and the proceeds are used by us to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,338	$4,825

Denominator:
Weighted average common stock outstanding (basic)	41,636,035	38,625,215
Common equivalent shares from options to purchase common stock, restricted common stock and contingent restricted common stock (1)	1,246,627	1,605,979

Weighted average common stock outstanding (diluted)	42,882,662	40,231,194

Basic net income per share	$0.06	$0.12

Diluted net income per share	$0.05	$0.12

(1)	In accordance with SFAS No. 128, for the three months ended March 31, 2008 and 2007, we have excluded 393,333 and 386,667 contingently issuable shares, respectively, from diluted weighted average common stock outstanding as their contingent considerations (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period. (Refer to Note 15 for further information).
     The following is a summary of the weighted securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2008	2007
Stock options	1,858,968	380,131
Restricted common stock	73,084	77,310

Total	1,932,052	457,441

6. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,338	$4,825
Foreign currency translation adjustments	(2,039)	731
Unrealized loss on available-for-sale securities	(286)	—

Total	$13	$5,556

     For the three months ended March 31, 2008 and 2007, the foreign currency translation adjustment primarily represents the effect of translating the intangibles and goodwill related to the Curomax acquisition.

7. Stock-Based Compensation Expense
     We have three types of stock-based compensation programs: stock options, restricted common stock and an employee stock purchase plan (ESPP). For further information see Notes 2 and 12 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The following summarizes stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock options	$1,930	$1,225
Restricted common stock	1,411	828
ESPP	120	76

Total stock-based compensation expense	$3,461	$2,129

     Stock-based compensation expense recognized for the three months ended March 31, 2008 was $3.5 million, of which $3.1 million was in accordance with FAS 123(R) and $0.4 million in accordance with APB 25. Stock-based compensation expense recognized for the three months ended March 31, 2007 was $2.1 million, of which $1.6 million was in accordance with FAS 123(R) and $0.5 million in accordance with APB 25.
     Refer to Note 15 for further information regarding our long-term incentive equity awards.
8. Stock Repurchase Program
     On March 18, 2008, the board of directors authorized a stock repurchase program under which we may spend up to $75 million to repurchase shares of our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as our management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by our Board of Directors without prior notice. There were no repurchases under this program for the three months ended March 31, 2008.
9. Related Party Transactions
     We entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue from this related party for each credit report or customer lead that is accessed using our web-based service. The total amount of net revenue from this related party for the three months ended March 31, 2008 and 2007 was $0.7 million and $0.6 million, respectively. The total amount of accounts receivable from this related party as of March 31, 2008 and December 31, 2007 was $0.2 million.
10. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful
	Life	March 31,	December 31,
	(Years)	2008	2007
Computer equipment	3	$16,987	$16,719
Office equipment	5	2,418	2,189
Furniture and fixtures	5	3,007	2,840
Leasehold improvements	5-11	1,085	992

Total property and equipment, gross		23,497	22,740

Less: Accumulated depreciation and amortization		(10,982)	(9,948)

Total property and equipment, net		$12,515	$12,792

     Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2008 and 2007 was $1.4 million and $0.8 million, respectively, and is calculated on a straight line basis over the estimated useful life of the asset.

11. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, licenses, patents, technology, non-competition agreements, and contractual agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$39,926	$(15,417)	$41,569	$(14,789)	2-4
Database	16,433	(10,320)	16,433	(9,577)	3-6
Trade names	10,500	(4,712)	10,500	(4,460)	5-10
Patents/technology	32,355	(16,012)	35,212	(16,618)	2-5
Non-compete agreement	12,527	(6,124)	14,062	(6,214)	1-5
Contractual agreements	4,400	(1,235)	4,400	(1,029)	5
Other	—	—	900	(861)	5

Total	$116,141	$(53,820)	$123,076	$(53,548)

     Amortization expense that will be charged to income for the remaining period of 2008, based on the March 31, 2008 book value, is approximately $16.7 million.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the March 31, 2008 book value, to be $18.4 million in 2009, $14.7 million in 2010, $6.2 million in 2011, $2.0 million in 2012, $0.7 million in 2013 and thereafter $0.9 million.
     Included in the gross book value as of March 31, 2008 and December 31, 2007, is foreign currency translation of $2.7 million and $3.3 million, respectively.
12. Goodwill
The change in carrying amount of goodwill for the three months ended March 31, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$117,702
Impact of change in Canadian dollar exchange rate	(929)
Other	(40)

Balance as of March 31, 2008	$116,733

13. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2008	2007
Taxes	$3,448	$3,379
Customer deposits	2,791	2,773
Professional fees	2,406	1,462
Other	1,541	920
Revenue share	907	1,196
Software licenses	739	1,212
Public company costs	184	174
Severance	176	271

Total other accrued liabilities	$12,192	$11,387

14. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.1 million, and we expect the balance to remain unchanged at December 31, 2008.
     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.
     Interest and penalties related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At January 1, 2008, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was zero. There was no significant change to this amount during the first quarter of 2008.
15. Long-Term Incentive Equity Awards
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
     In accordance with FAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amounts associated with the 2007 award as it was deemed probable that the threshold for the year ended December 31, 2007 would be met. We have met the EBITDA target for 2007. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. As of March 31, 2008, we have not begun to expense the 2008 EBITDA Award as it has not been deemed probable that the target will be achieved. We will continue to evaluate the probability of achieving the target on a quarterly basis.
     The expense recorded related to the EBITDA Performance Award and the Market Value Award for the three months ended March 31, 2008 and 2007, is as follows:

	Three Months Ended March 31,
	2008	2007
EBITDA Performance Award	$166,718	$148,093
Market Value Award	187,099	172,509

Total Long-Term Incentive Equity Awards expense	$353,817	$320,602

     The EBITDA & Market Value Awards expense is included in restricted common stock in the stock-based compensation expense table in Note 7.
16. Commitments and Contingencies
Retail Sales Tax
     The Ontario Ministry of Revenue (the Ministry) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003. We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties.
     As part of the purchase agreement dated, December 31, 2003 between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. To date all amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.

     We undertook a comprehensive review of the audit findings of the Ministry using external tax experts. Our position has been that our financing source revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and his intention was to recommend his confirmation to senior management of the Ministry. The officer agreed, however, to defer his recommendation for a period of thirty business days to enable us to submit any additional information not yet provided. We submitted additional information to the Ministry to support our position that the services are not subject to sales tax.
     We received a letter dated December 21, 2007 from a senior manager at the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003, for these financing source revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.
     In the event we are obligated to charge sales tax for this type of transaction, this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $4.0 million (CAD) to $4.5 million (CAD), including penalties and interest. Pursuant to the purchase agreement discussed above, we would be indemnified by the Bank of Montreal for approximately $0.3 million of this potential sales tax liability.
Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.8 million as of March 31, 2008 and $7.5 million as of December 31, 2007, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
     On January 30, 2008, we entered into an inventory purchase agreement for 2,000 ePad units for approximately $0.3 million. As of March 31, 2008, we have only received 120 units.
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
     On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.
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
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. A decision in the Markman hearing has not yet been issued. Fact and expert discovery are completed and the parties are in the process of preparing motions for summary judgment and preparing for trial. Trial of this action is scheduled to begin on July 22, 2008.
     We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
17. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three months ended March 31, 2008 and 2007, is less than 10% of our total net revenue.
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Transaction services revenue	$38,167	$34,290
Subscription services revenue	22,386	15,769
Other	3,755	1,666

Total net revenue	$64,308	$51,725

18. Credit Facility
     Our $25.0 million revolving credit facility expired on April 15, 2008, pursuant to its terms. The facility had an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points, and was available for general corporate purposes (including acquisitions), subject to certain conditions. As of March 31, 2008 and December 31, 2007, we had no amounts outstanding and $25.0 million available for borrowings under this revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
     DealerTrack is a leading provider of on-demand software and data solutions for the automotive and related specialty retail industries in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which, as of March 31, 2008, consisted of over 22,000 automotive dealers, including approximately 90% of all franchised dealers; over 500 financing sources, a number of other service and information providers to the automotive retail industry. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Arkona, Inc., DealerTrack Accessories Solutions, Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., and DealerTrack, Inc.
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
The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, except active dealers, financing source data, and product subscriptions):

	Three Months Ended March 31,
	2008	2007
	(In thousands, except
	for non-financial data)
EBITDA and Other Business Statistics:
EBITDA (1)	$13,344	$14,643
Capital expenditures, software and website development costs	$2,914	$3,447
Active dealers in our network as of end of the quarter (2)	22,457	22,642
Active financing sources in our network as of end of the quarter (3)	503	344
Transactions processed (4)	23,889	22,725
Product subscriptions (5)	30,098	23,267

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments. In addition, our credit agreement uses EBITDA (with additional adjustments), in part, to measure our compliance with covenants such as interest coverage.

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

The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands).

	Three Months Ended March 31,
	2008	2007
GAAP net income	$2,338	$4,825
Interest income	(1,563)	(1,531)
Interest expense	92	62
Provision for income taxes	1,955	3,441
Depreciation of property and equipment and amortization of capitalized software and web site costs	2,896	2,276
Amortization of acquired identifiable intangibles	7,626	5,570

EBITDA (Non-GAAP)	$13,344	$14,643

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network.

(4)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(5)	Represents revenue-generating subscriptions in the DealerTrack or DealerTrack Canada networks at the end of a given period.
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

     Subscription Services Revenue. Subscription services revenue includes revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to manage their dealership data and operations, obtain valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, and execute financing contracts electronically.
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
     Product Development Expenses. Product development expenses consist primarily of compensation and related benefits, consulting fees, and other operating expenses associated with our product development departments. The product development departments perform research and development, as well as enhance and maintain existing products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs, and professional services fees for our sales, marketing, customer service and administrative functions.
     We allocate overhead such as occupancy and telecommunications charges, and depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities.
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the three months ended March 31, 2008 to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.
     Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2008	2007
	(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	44.5%	41.2%
Product development	4.9%	4.6%
Selling, general and administrative	46.2%	41.1%

Total operating costs and expenses	95.6%	86.9%

Income from operations	4.4%	13.1%
Interest income	2.4%	3.0%
Interest expense	(0.1)%	(0.1)%

Income before provision for income taxes	6.7%	16.0%
Provision for income taxes	(3.1)%	(6.7)%

Net income	3.6%	9.3%

Three Months Ended March 31, 2008 and 2007
Revenue
     Total net revenue increased $12.6 million, or 24%, to $64.3 million for the three months ended March 31, 2008 from $51.7 million for the three months ended March 31, 2007.
     Transaction Services Revenue. Transaction services revenue increased $3.9 million, or 11%, to $38.2 million for the three months ended March 31, 2008 from $34.3 million for the three months ended March 31, 2007. The increase was primarily the result of a 5% increase in the volume of transactions processed through our network to 23.9 million for the three months ended March 31, 2008 from 22.7 million for the three months ended March 31, 2007, driven by a 46% increase in financing source customers active in our network to 503 as of March 31, 2008 from 344 as of March 31, 2007, and an increase in the average transaction price to $1.60 as of March 31, 2008 from $1.51 for the three months ended March 31, 2007. Included in the $3.9 million increase is $0.9 million related to acquisitions.
     Subscription Services Revenue. Subscription services revenue increased $6.6 million, or 42%, to $22.4 million for the three months ended March 31, 2008 from $15.8 million for the three months ended March 31, 2007. The increase in revenue from our subscription products was primarily the result of the 29% increase in total subscriptions to 30,098 as of March 31, 2008 from 23,267 as of March 31, 2007, coupled with an increase in the average subscription price to $251 as of March 31, 2008 from $234 for the three months ended March 31, 2007. Included in the $6.6 million increase is $2.9 million related to acquisitions.
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue increased $7.3 million, or 34%, to $28.6 million for the three months ended March 31, 2008 from $21.3 million for the three months ended March 31, 2007. The $7.3 million increase was primarily the result of increased amortization and depreciation charges of $2.4 million primarily relating to the acquired identifiable intangibles from our 2007 acquisitions of Arkona, AutoStyleMart, Curomax, and the acquisition of certain assets from Manheim Auctions, coupled with increased compensation and related benefit costs of $2.3 million and increased occupancy and telecommunications costs of $0.2 million due to overall headcount additions including those from acquired companies and salary increases, $0.7 million of technology expense, $0.9 million in cost of revenue from the Arkona business and $0.4 million in cost of revenue from our digital contract business.
     Product Development Expenses. Product development expenses increased $0.7 million, or 32%, to $3.1 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007. The $0.7 million increase was primarily a result of increased compensation and related benefit costs of $0.6 million due to overall headcount additions and salary increases.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.5 million, or 40%, to $29.7 million for the three months ended March 31, 2008 from $21.2 million for the three months ended March 31, 2007. The $8.5 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $3.1 million due to headcount additions and salary increases, $3.0 million in increased professional fees related primarily to pending litigation, $1.1 million in increased non-cash stock-based compensation expense due to additional stock options and restricted common stock awards granted since March 31, 2007, $0.5 million related to increased bad debt expense, $0.2 million related to increased marketing and travel expenses, and $0.2 million in increased occupancy and telecommunications expenses.
Provision for Income Taxes
     The provision for income taxes for the three months ended March 31, 2008 of $1.9 million consisted primarily of $1.0 million of federal tax, $0.2 million of state and local income taxes, and $0.7 million of tax expense for our Canadian subsidiary. The provision for income taxes for the three months ended March 31, 2007 of $3.4 million consisted primarily of $2.9 million of federal tax and $0.5 million of state and local income taxes, and $0.2 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the three months ended March 31, 2008 and 2007 is $0.3 million and $0.2 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 7.7% and a 2.4% impact on the effective tax rate for the three months ended March 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and web site development costs for the three months ended March 31, 2008 were $2.9 million, of which $2.6 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. As of March 31, 2008, we had no amounts outstanding under our available $25.0 million revolving credit facility, which expired on April 15, 2008.

     As of March 31, 2008, we had $206.7 million of cash and cash equivalents, $18.2 million in non-current investments and $216.6 million in working capital, as compared to $50.6 million of cash and cash equivalents, $169.6 million in short-term investments and $222.8 million in working capital as of December 31, 2007.
     Reductions in interest rates could materially impact our interest income and may negatively impact future reported operating results and earnings per share.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$8,983	$5,458
Net cash provided by (used in) investing activities	146,902	(21,845)
Net cash provided by financing activities	710	2,257
Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2008 was primarily attributable to net income of $2.3 million, which includes depreciation and amortization of $10.5 million, amortization of stock-based compensation of $3.5 million, an increase to the provision for doubtful accounts and sales credits of $1.5 million, and an increase to deferred revenue and other current liabilities of $0.9 million, partially offset by a decrease in accounts payable and accrued expenses of $7.8 million, a deferred tax benefit of $0.5 million, a stock-based compensation windfall tax benefit of $0.1 million, and an increase in accounts receivable of $1.8 million due to an overall increase in revenue. Net cash provided by operating activities for the three months ended March 31, 2007 was primarily attributable to net income of $4.8 million, which includes depreciation and amortization of $7.8 million, amortization of stock-based compensation of $2.1 million, an increase to the provision for doubtful accounts and sales credits of $1.0 million, and an increase to deferred revenue and other current liabilities of $0.9 million, partially offset by a deferred tax benefit of $2.1 million, a stock-based compensation windfall tax benefit of $1.1 million, an increase in accounts receivable of $3.1 million due to an overall increase in revenue, and a decrease in accounts payable and accrued expenses of $5.8 million.
Investing Activities
     Net cash provided by investing activities for the three months ended March 31, 2008 was primarily attributable to the net sale of short-term investments of $151.1 million offset by capital expenditures of $1.0 million, an expenditure of capitalized software and web site development costs of $1.5 million, and the payment for net assets acquired of $1.6 million. Net cash used in investing activities for the three months ended March 31, 2007 was primarily attributable to capital expenditures of $0.8 million, an increase in capitalized software and web site development costs of $1.0 million, and payment for net assets acquired of $37.8 million, offset by the net sale of short-term investments of $17.8 million.
Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the net proceeds received from employee stock purchases under our employee stock purchase plan of $0.7 million, the exercise of employee stock options of $0.4 million and stock-based compensation windfall tax benefit of $0.1 million, offset by principal payments on capital lease obligations of $0.5 million. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily attributable to the exercise of employee stock options of $0.8 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $0.4 million and stock-based compensation windfall tax benefit of $1.1 million.
Contractual Obligations
     As of March 31, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the inventory purchase agreement entered into on January 30, 2008. Under the terms of the inventory purchase agreement we agreed to purchase 2,000 ePad units for approximately $0.3 million. As of March 31, 2008, we have only received 120 units.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Industry Trends
     The number of dealers serviced and the level of indirect financing by our participating financing source customers, and the volume of new and used automobiles financed or leased, special promotions by automobile manufacturers and the level of indirect financing by captive finance companies not available in our network impact our business. Our business may be affected by these and other economical, seasonal and promotional trends in the indirect automotive finance market.

Effects of Inflation
     Our monetary assets, consisting primarily of cash and cash equivalents, long-term investments and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, which are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.
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
Interest Rate Exposure
     As of March 31, 2008, we had cash, cash equivalents and non-current investments of $225.0 million invested in money market instruments and tax-exempt and tax advantaged preferred stock trust securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk. As of March 31, 2008, we had no borrowings outstanding under our revolving credit facility. Any borrowings under our revolving credit facility would bear interest at a variable rate equal to LIBOR plus a margin of 1.5% or Prime plus 0.5%. On April 15, 2008, our revolving credit facility expired pursuant to its terms.
     As of March 31, 2008, approximately $18.2 million of our investment portfolio consisted primarily of state and local government, universities, utilities and preferred stock trust securities. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in fair value. As of March 31, 2008 we have $0.3 million in unrealized losses. We believe that we will be able to liquidate our investment without material loss and that these securities are not permanently impaired, however due to the uncertainty of whether we will be able to sell these securities within the next year, we have reclassified them to long-term at March 31, 2008. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions, if any, related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
DealerTrack, Inc. v. Finance Express et al., CV-06-2335;
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
     On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express , and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of the Patents. We are also seeking relief for acts of copyright infringement and unfair competition.
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
     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the Court. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. A decision in the Markman hearing has not yet been issued. Fact and expert discovery are completed and the parties are in the process of preparing motions for summary judgment and preparing for trial. Trial of this action is scheduled to begin on July 22, 2008.
     We intend to pursue our claims and defend any counter claims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 28, 2008, that could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below.
Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.
     As of March 31, 2008, approximately $18.2 million of our investment portfolio consisted primarily of state and local government, universities and utilities auction rate securities. These securities have come up for auction and the auctions have failed. As of March 31, 2008, we have $0.3 million in unrealized losses related to these securities. Although we believe that the decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified those securities with failed auctions as long-term assets in our consolidated balance sheet. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
     From time to time, in connection with the vesting of restricted common stock under our Amended and Restated 2005 Incentive Award Plan, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock. Additionally, on March 18, 2008, the board of directors authorized a stock repurchase program under which we may spend up to $75 million to repurchase our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by the Board of Directors without prior notice. There were no repurchases under this program for the three months ended March 31, 2008.
     The following table sets forth the repurchases for the three months ended March 31, 2008:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2008	1,133	$32.15	n/a	n/a
February 2008	705	$23.39	n/a	n/a
March 2008	—	$—	—	(1)

Total	1,838

(1)	Up to $75 million of our common stock may be purchased under this program.

Item 6. Exhibits

Exhibit
Number	Description of Document

10.1 (1)	Amendment No. 3, dated March 19, 2008, to the Credit Agreement, dated as of April 15, 2005, among the Registrant, the Lenders party therto and JPMorgan Chase Bank, N.A., as Administrative Agent and LC Issuing Bank.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated March 19, 2008, which was filed on March 20, 2008.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc.
(Registrant)

Dated: May 8, 2008	/s/ Robert J. Cox III

Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1 (1)	Amendment No. 3, dated March 19, 2008, to the Credit Agreement, dated as of April 15, 2005, among the Registrant, the Lenders party therto and JPMorgan Chase Bank, N.A., as Administrative Agent and LC Issuing Bank.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications, of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated March 19, 2008, which was filed on March 20, 2008.