Form 10-Q
period 2008-06-30
DealerTrack Holdings, Inc.
filed 2008-08-11
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (516) 734-3600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, 40,737,414 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$168,038	$50,564
Short-term investments	35,345	169,580
Accounts receivable, net of allowances of $3,529 and $2,615 at June 30, 2008 and December 31, 2007, respectively	27,533	26,957
Prepaid expenses and other current assets	9,135	7,305
Deferred tax assets	3,475	3,827

Total current assets	243,526	258,233
Long-term investments	12,842	—
Property and equipment, net	13,329	12,792
Software and web site developments costs, net	12,010	10,771
Intangible assets, net	55,971	69,528
Goodwill	116,098	117,702
Restricted cash	540	540
Deferred taxes and other long-term assets	15,745	13,360

Total assets	$470,061	$482,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,223	$4,762
Accrued compensation and benefits	7,628	12,527
Accrued other	11,532	11,387
Deferred revenue	5,503	4,016
Due to acquirees	1,735	2,251
Capital leases payable	372	480

Total current liabilities	28,993	35,423

Capital leases payable — long-term	630	1,076
Due to acquirees — long-term	600	1,280
Deferred tax liabilities — long-term	3,172	2,800
Deferred revenue and other long-term liabilities	4,886	3,985

Total liabilities	38,281	44,564

Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 42,743,375 shares issued and 41,742,650 shares outstanding at June 30, 2008; and 175,000,000 shares authorized; 42,556,925 shares issued and 42,552,723 shares outstanding at December 31, 2007	427	426
Treasury stock, at cost, 1,000,725 shares and 4,202 shares at June 30, 2008 and December 31, 2007, respectively	(19,270)	(139)
Additional paid-in capital	421,722	413,428
Deferred stock-based compensation (APB 25)	(1,232)	(2,056)
Accumulated other comprehensive income	6,207	8,181
Retained earnings	23,926	18,522

Total stockholders’ equity	431,780	438,362

Total liabilities and stockholders’ equity	$470,061	$482,926

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue
Net revenue	$63,181	$58,507	$127,489	$110,232

Operating costs and expenses
Cost of revenue(1)	27,879	24,158	56,491	45,458
Product development(1)	3,084	2,281	6,226	4,661
Selling, general and administrative(1)	28,010	22,313	57,742	43,561

Total operating costs and expenses	58,973	48,752	120,459	93,680

Income from operations	4,208	9,755	7,030	16,552
Interest income	1,145	1,220	2,708	2,751
Interest expense	(74)	(73)	(166)	(135)

Income before provision for income taxes	5,279	10,902	9,572	19,168
Provision for income taxes, net	(2,213)	(4,618)	(4,168)	(8,059)

Net income	$3,066	$6,284	$5,404	$11,109

Basic net income per share	$0.07	$0.16	$0.13	$0.29
Diluted net income per share	$0.07	$0.15	$0.13	$0.27
Weighted average shares outstanding	41,505,503	38,748,405	41,569,468	38,685,500
Weighted average shares outstanding assuming dilution	42,764,086	40,569,993	42,863,406	40,437,270

(1)	Stock-based compensation expense recorded for the three and six months ended June 30, 2008 and 2007 was classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$599	$476	$1,213	$890
Product development	181	153	358	289
Selling, general and administrative	2,754	1,817	5,424	3,396
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$5,404	$11,109
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,208	16,944
Deferred tax benefit	(1,135)	(3,129)
Amortization of deferred stock-based compensation	6,995	4,575
Provision for doubtful accounts and sales credits	3,572	2,388
Loss on sale of property and equipment	1	17
Amortization of bond premium	18	—
Amortization of deferred interest	103	87
Deferred compensation	125	145
Amortization of bank financing costs	31	61
Stock-based compensation windfall tax benefit	(290)	(1,663)
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(4,248)	(8,174)
Prepaid expenses and other current assets	(1,844)	1,086
Accounts payable and accrued expenses	(6,527)	(3,620)
Deferred revenue and other current liabilities	1,499	1,048
Other long-term liabilities	543	(259)
Deferred rent	360	94
Other long-term assets	(519)	(171)

Net cash provided by operating activities	24,296	20,538

Cash flows from investing activities
Capital expenditures	(2,991)	(3,038)
Purchase of investments	(144,084)	(227,850)
Sale of investments	264,912	293,965
Capitalized software and web site development costs	(4,410)	(2,053)
Proceeds from sale of property and equipment	2	7
Payment for net assets acquired, net of acquired cash	(2,358)	(99,387)

Net cash provided by (used in) investing activities	111,071	(38,356)

Cash flows from financing activities
Principal payments on capital lease obligations	(554)	(5)
Proceeds from the exercise of employee stock options	797	1,552
Proceeds from employee stock purchase plan	1,094	823
Purchase of treasury stock	(19,131)	(54)
Principal payments on notes payable	—	(211)
Stock-based compensation windfall tax benefit	290	1,663
Other	—	(1)

Net cash (used in) provided by financing activities	(17,504)	3,767

Net increase (decrease) in cash and cash equivalents	117,863	(14,051)
Effect of exchange rate changes on cash and cash equivalents	(389)	570
Cash, beginning of period	50,564	47,080

Cash, end of period	$168,038	$33,599

Supplemental disclosure
Cash paid for:
Income taxes	$4,846	$11,181
Interest	84	48
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	505	609
Goodwill adjustment	—	72
Deferred compensation reversal to equity	125	211
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of June 30, 2008, consisted of over 21,700 dealers, including approximately 90% of all franchised dealers; over 650 financing sources and a number of other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. This counting methodology reflects revisions we made in July 2008 to more accurately reflect the number of financing sources available on the network. Prior to this revision only financing sources available on a primary menu were counted. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The December 31, 2007 balance sheet information has been derived from the audited 2007 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on February 28, 2008.
3. Recent Accounting Pronouncements
     In April 2008, the FASB issued FSP SFAS No. 142-3 Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the Untied States of America. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement 157, delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that this statement will have on our consolidated financial statements.
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

4. Fair Value Measurements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
•	Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3 — Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     We have segregated all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
     Assets measured at fair value on a recurring basis include the following as of June 30, 2008 (in thousands):

	Quoted Prices in	Significant Other	Significant	Total Carrying
	Active Markets	Observable Inputs	Unobservable Inputs	Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Cash equivalents (1)	$14,550	$—	$—	$14,550
Short-term investments (2)	35,345	—	—	35,345
Long-term investments (3)	—	—	12,842	12,842

Total	$49,895	$—	$12,842	$62,737

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Short-term investments consist primarily of corporate bonds and municipal commercial paper with maturity dates of one year or less, for which we determine fair value through quoted market prices.

(3)	Non-current investments consist of auction rate securities (ARS) that are invested in tax-exempt and tax-advantaged preferred stock trust securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every six months or less. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. Our investment in these securities generally provides higher interest rates than money market and other cash equivalent investments. Due to the lack of observable market quotes on our ARS portfolio due to failed auctions within the industry, we utilize valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than temporary decline in the fair value. We believe that we will be able to liquidate our investment without material loss and that these securities are not permanently impaired, however, due to the uncertainty of whether we will be able to sell these securities within the next year we have classified our ARS as long-term at June 30, 2008. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.
The change in the carrying amount of Level 3 investments for the six months ended June 30, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$169,580
Net sales of auction rate securities	(156,280)
Unrealized losses included in accumulated other comprehensive income	(458)

Balance as of June 30, 2008	$12,842

5. Net Income per Share
     For the three and six months ended June 30, 2008 and 2007, we computed net income per share in accordance SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options, which are in the money are exercised at the beginning of the period and the proceeds are used by us to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,066	$6,284	$5,404	$11,109

Denominator:
Weighted average common stock outstanding (basic)	41,505,503	38,748,405	41,569,468	38,685,500
Common equivalent shares from options to purchase common stock and restricted common stock (1)	1,258,583	1,821,588	1,293,938	1,751,770

Weighted average common stock outstanding (diluted)	42,764,086	40,569,993	42,863,406	40,437,270

Basic net income per share	$0.07	$0.16	$0.13	$0.29

Diluted net income per share	$0.07	$0.15	$0.13	$0.27

(1)	In accordance with SFAS No. 128, for the three and six months ended June 30, 2008 and June 30, 2007, we have excluded 393,333 and 290,000 contingently issuable shares, respectively, from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Refer to Note 15 for further information).
     The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	2,342,710	488,966	2,209,070	431,245
Restricted common stock	177,194	—	177,317	101,300

Total	2,519,904	488,966	2,386,387	532,545

6. Comprehensive Income
     The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,066	$6,284	$5,404	$11,109
Foreign currency translation adjustments	406	4,182	(1,633)	4,913
Unrealized loss on available-for-sale securities	(56)	—	(342)	—

Total	$3,416	$10,466	$3,429	$16,022

     For the three and six months ended June 30, 2008, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to the Curomax acquisition.
7. Stock-Based Compensation Expense
     We have three types of stock-based compensation programs: stock options, restricted common stock, and an employee stock purchase plan (ESPP). For further information see Notes 2 and 12 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The following summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	$2,083	$1,473	$4,013	$2,698
Restricted common stock	1,378	904	2,789	1,732
ESPP	73	69	193	145

Total stock-based compensation expense	$3,534	$2,446	$6,995	$4,575

     Stock-based compensation expense recognized for the three months ended June 30, 2008 was $3.5 million, of which $3.1 million was in accordance with FAS 123(R) and $0.4 million in accordance with APB 25. Stock-based compensation expense recognized for the three months ended June 30, 2007 was $2.4 million, of which $1.9 million was in accordance with FAS 123(R) and $0.5 million in accordance with APB 25.
     Stock-based compensation expense recognized for the six months ended June 30, 2008 was $7.0 million, of which $6.2 million was in accordance with FAS 123(R) and $0.8 million in accordance with APB 25. Stock-based compensation expense recognized for the six months ended June 30, 2007 was $4.6 million, of which $3.5 million was in accordance with FAS 123(R) and $1.1 million in accordance with APB 25.
     Included in the stock-based compensation expense for restricted common stock for the three and six months ended June 30, 2008 was $0.4 million and $0.7 million, respectively, related to the long-term incentive equity awards. Included in the stock-based compensation expense for restricted common stock for the three and six months ended June 30, 2007 was $0.3 million and $0.6 million, respectively, related to the long-term incentive equity awards. Refer to Note 15 for further information regarding our long-term incentive equity awards.
8. Stock Repurchase Program
     On March 18, 2008, the board of directors authorized a stock repurchase program under which we may spend up to $75.0 million to repurchase shares of our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as our management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by our Board of Directors without prior notice. From inception of the program through June 30, 2008, we repurchased approximately 1.0 million shares of common stock for an aggregate price of approximately $19.1 million. Refer to Note 20 for subsequent purchases of stock after June 30, 2008.

9. Related Party Transactions
     We entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue from this related party for each credit report or customer lead that is accessed using our web-based service. The total amount of net revenue from this related party for the three months ended June 30, 2008 and 2007 was $0.6 million and $0.6 million, respectively. The total amount of net revenue from this related party for the six months ended June 30, 2008 and 2007 was $1.3 million and $1.2 million, respectively. The total amount of accounts receivable from this related party as of June 30, 2008 and December 31, 2007 was $0.3 million and $0.2 million, respectively.
10. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2008	2007
Computer equipment	3	$18,167	$16,719
Office equipment	5	3,079	2,189
Furniture and fixtures	5	3,070	2,840
Leasehold improvements	5-11	1,148	992

Total property and equipment, gross		25,464	22,740

Less: Accumulated depreciation and amortization		(12,135)	(9,948)

Total property and equipment, net		$13,329	$12,792

     Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2008 and 2007 was $1.4 million and $0.9 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $2.8 million and $1.7 million, respectively. Depreciation and amortization are calculated on a straight line basis over the estimated useful life of the asset.
11. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, patents, technology, non-competition agreements, and partner agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$36,713	$(13,896)	$41,569	$(14,789)	2-4
Database	13,333	(7,836)	16,433	(9,577)	3-6
Trade names	10,500	(4,964)	10,500	(4,460)	5-10
Patents/technology	20,763	(6,123)	35,212	(16,618)	2-5
Non-compete agreement	11,413	(6,265)	14,062	(6,214)	1-5
Partner agreements	4,400	(2,067)	4,400	(1,029)	5
Other	—	—	900	(861)	5

Total	$97,122	$(41,151)	$123,076	$(53,548)

     Amortization expense related to intangibles for the three months ended June 30, 2008 and 2007 was $6.5 million and $6.7 million, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $14.1 million and $12.2 million, respectively. Amortization expense that will be charged to income for the remaining period of 2008, based on the June 30, 2008 book value, is approximately $11.1 million.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the June 30, 2008 book value, to be $19.0 million in 2009, $15.5 million in 2010, $6.6 million in 2011, $2.0 million in 2012, $0.7 million in 2013 and thereafter $1.0 million.
     Included in the gross book value as of June 30, 2008 and December 31, 2007, is foreign currency translation of $0.1 million and $3.3 million, respectively.
12. Goodwill
     The change in carrying amount of goodwill for the six months ended June 30, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$117,702
Impact of change in Canadian dollar exchange rate	(717)
Other	(887)

Balance as of June 30, 2008	$116,098

13. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	June 30,	December 31,
	2008	2007
Customer deposits	$2,755	$2,773
Professional fees	2,616	1,462
Revenue share	2,151	1,196
Other	1,801	920
Taxes	1,607	3,379
Software licenses	287	1,212
Public company costs	235	174
Severance	80	271

Total other accrued liabilities	$11,532	$11,387

14. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.1 million.
     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.
     Interest and penalties related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At January 1, 2008, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was zero. There was no significant change to this amount during the first six months of 2008.
15. Long-Term Incentive Equity Awards
     On August 2, 2006, November 2, 2006, and July 21, 2007, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000 shares, 35,000 shares, and 10,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.

     In accordance with FAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. We have met the EBITDA target for 2007. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. As of June 30, 2008, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the target on a quarterly basis.
     The expense recorded related to the EBITDA Performance Award and the Market Value Award for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EBITDA Performance Award	$167	$148	$334	$296
Market Value Award	187	173	374	346

Total	$354	$321	$708	$642

     The EBITDA Performance Award and Market Value Award expense is included in restricted common stock in the stock-based compensation expense table in Note 7.
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
     As part of the purchase agreement dated, December 31, 2003 between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. The potential sales tax liability for the period covered by this indemnification is now closed due to the statutory expiration of the periods open for audit by the Ministry. To date, all amounts paid to the Ministry by us for this assessment have been reimbursed by the Bank of Montreal under this indemnity.
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
     We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003, for these financing source revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.
     In the event we are obligated to charge sales tax for this type of transaction, this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $3.9 million (CAD) to $4.3 million (CAD), including penalties and interest.

Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $7.8 million as of June 30, 2008 and $7.5 million as of December 31, 2007, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code.
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
     DealerTrack Inc. v. RouteOne LLC
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint sought injunctive relief as well as damages against RouteOne for infringement of two patents owned by us, which relate to computer implemented automated credit application analysis and decision routing inventions (the Patents). The complaint also sought relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.
     The court approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count has been dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts have been dismissed with prejudice.
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
     On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of U. S. Pat. No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. RouteOne, David Huber and Finance Express asserted counterclaims for a declaratory judgment of unenforceability due to inequitable conduct with respect to the ‘427 Patent and the Patents. David Huber and Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.

     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the court. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. Fact and expert discovery are completed, as well as motions for summary judgment.
     On July 21, 2008, the court resolved disputed issues of inventorship, validity, inequitable conduct, and RouteOne’s exposure to a willful infringement claim, in our favor. These rulings eliminate certain defenses by RouteOne and Finance Express and allow our damages to be trebled if RouteOne’s infringement is found to be willful at trial.
     A decision in the Markman hearing has not yet been issued. The court deferred rulings on two additional summary judgment motions pending its upcoming Markman ruling, in which the court will decide the meaning of certain terms in the patent claims. The court also denied our motion to remove one defense, reserving it for trial because of questions of fact.
     The parties are preparing for the trial that is currently scheduled to begin on October 28, 2008.
     We intend to pursue our claims and defend any counterclaims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
17. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and six months ended June 30, 2008, is approximately 11% and 12% of our total revenue, respectively. Revenue earned outside of the United States for the three and six months ended June 30, 2007 was less than 10% of our total net revenue.
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Transaction services revenue	$36,321	$38,596	$74,488	$72,886
Subscription services revenue	22,877	17,444	45,263	33,213
Other	3,983	2,467	7,738	4,133

Total net revenue	$63,181	$58,507	$127,489	$110,232

18. Credit Facility
     Our $25.0 million revolving credit facility expired on April 15, 2008, pursuant to its terms. The facility had an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points, and was available for general corporate purposes (including acquisitions), subject to certain conditions.
19. Second Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award Plan
     On June 3, 2008, our stockholders approved a proposal to amend and restate our Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award (2005 Plan) to, among other things, increase the aggregate number of shares authorized for issuance under the 2005 Plan by 1,550,000 shares. After giving effect to these additional shares there is an aggregate of 10,285,465 shares of common stock that have been reserved for issuance pursuant to the 2005 Plan. As of June 30, 2008, 1,595,701 shares were available for future issuance.
20. Subsequent Event
     During July 2008, pursuant to the stock repurchase program discussed in Note 8, we repurchased approximately 1.0 million shares of common stock for an aggregate price of approximately $14.9 million.

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
Overview
     DealerTrack is a leading provider of on-demand software, and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of June 30, 2008, consisted of over 21,700 automotive dealers, including approximately 90% of all franchised dealers; over 650 financing sources and a number of other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. This counting methodology reflects revisions we made in July 2008 to more accurately reflect the number of financing sources available on the network. Prior to this revision only financing sources available on a primary menu were counted. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
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
     The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, except active dealers, financing source data, and product subscriptions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EBITDA and Other Business Statistics:
EBITDA (1)	$13,894	$18,853	$27,238	$33,496
Capital expenditures, software and web site development costs	$5,027	$2,253	$7,941	$5,700
Active dealers in our network as of end of the period (2)	21,735	22,630	21,735	22,630
Active financing sources in our network as of end of period (3)	659	447	659	447
Transactions processed (4)	21,047	23,498	44,936	46,223
Product subscriptions (5)	31,499	25,621	31,499	25,621

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
GAAP net income	$3,066	$6,284	$5,404	$11,109
Interest income	(1,145)	(1,220)	(2,708)	(2,751)
Interest expense	74	73	166	135
Provision for income taxes	2,213	4,618	4,168	8,059
Depreciation of property and equipment and amortization of capitalized software and website costs	3,185	2,429	6,081	4,705
Amortization of acquired identifiable intangibles	6,501	6,669	14,127	12,239

EBITDA (Non-GAAP)	$13,894	$18,853	$27,238	$33,496

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network, including financing sources visible to dealers through drop down menus. These numbers reflect a change in counting methodology to reflect financing sources available through drop down menus.

(4)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(5)	Represents revenue-generating subscriptions in the DealerTrack and DealerTrack Canada networks at the end of a given period.
Revenue
     Transaction Services Revenue. Transaction services revenue consists of revenue earned from our financing source customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, vehicle sales lead distributors, and credit report providers, for each fee-bearing product accessed by dealers.

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
Cost of Revenue and Operating Expenses
     Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides, installation and hardware costs associated with our dealership management system product offering, expenses related to our digital contract business, allocated overhead and amortization associated with capitalization of software.
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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the six months ended June 30, 2008 to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.

Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(% of net revenue)		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	44.1	41.3	44.3	41.2
Product development	4.9	3.9	4.9	4.2
Selling, general and administrative	44.3	38.1	45.3	39.6

Total operating costs and expenses	93.3	83.3	94.5	85.0

Income from operations	6.7	16.7	5.5	15.0
Interest income	1.8	2.1	2.1	2.5
Interest expense	(0.1)	(0.2)	(0.1)	(0.1)

Income before provision for income taxes	8.4	18.6	7.5	17.4
Provision for income taxes	(3.5)	(7.9)	(3.3)	(7.3)

Net income	4.9%	10.7%	4.2%	10.1%

Three Months Ended June 30, 2008 and 2007
Revenue

	Three Months Ended
	June 30,
	2008	2007
Transaction services revenue	$36,321	$38,596
Subscription services revenue	22,877	17,444
Other	3,983	2,467

Total net revenue	$63,181	$58,507

     Total net revenue increased $4.7 million, or 8%, to $63.2 million for the three months ended June 30, 2008 from $58.5 million for the three months ended June 30, 2007.
     Transaction Services Revenue. Transaction services revenue decreased $2.3 million, or 6%, to $36.3 million for the three months ended June 30, 2008 from $38.6 million for the three months ended June 30, 2007. The decrease was primarily the result of a decline in the volume of transactions processed through our network to 21.0 million for the three months ended June 30, 2008 from 23.5 million for the three months ended June 30, 2007. The 10% decrease in transaction volume, as compared to the same period of the prior year, resulted in a $4.2 million reduction in revenue in the current quarter. The tightening of the credit markets caused a significant decline in the number of lending relationships between the various financing sources and automotive dealers available through our network; this, together with the overall decrease in automobile sales has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $4.2 million related to the decrease in transaction volume was offset by a $1.9 million increase in the average transaction price to $1.73 for the three months ended June 30, 2008 from $1.64 for the three months ended June 30, 2007. The contributing factor to the increase in average transaction price was the 47% increase in financing source customers active in our network to 659 as of June 30, 2008 from 447 as of June 30, 2007. The additional 212 financing source customers added are lower transaction volume customers with higher price per application tiers.

     Subscription Services Revenue. Subscription services revenue increased $5.5 million, or 31%, to $22.9 million for the three months ended June 30, 2008 from $17.4 million for the three months ended June 30, 2007. Revenue growth was favorably impacted by the increase in the total number of subscriptions to 31,499 as of June 30, 2008 from 25,621 as of June 30, 2007, together with a 3% increase in the average subscription price to $246 for the three months ended June 30, 2008 from $238 for the three months ended June 30, 2007. These factors contributed $5.1 million to the increase in revenue which includes $2.5 million related to acquisitions.
Cost of Revenue and Operating Expenses

	Three Months Ended
	June 30,
	2008	2007
Cost of revenue	$27,879	$24,158
Product development	3,084	2,281
Selling, general and administrative	28,010	22,313

Total cost of revenue and operating expenses	$58,973	$48,752

     Cost of Revenue. Cost of revenue increased $3.7 million, or 15%, to $27.9 million for the three months ended June 30, 2008 from $24.2 million for the three months ended June 30, 2007. The $3.7 million increase was primarily the result of increased amortization and depreciation charges of $0.3 million, increased compensation and benefits related costs of $1.5 million and increased occupancy and telecommunications costs of $0.2 million both due to overall headcount additions and salary increases, $0.6 million of technology expense and $0.9 million in cost of revenue from our dealer management system business.
     Product Development Expenses. Product development expenses increased $0.8 million, or 35%, to $3.1 million for the three months ended June 30, 2008 from $2.3 million for the three months ended June 30, 2007. The $0.8 million increase was primarily a result of increased compensation and related benefit costs of $0.7 million due to overall headcount additions and salary increases.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.7 million, or 26%, to $28.0 million for the three months ended June 30, 2008 from $22.3 million for the three months ended June 30, 2007. The $5.7 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $2.4 million due to headcount additions and salary increases, $2.3 million in increased professional fees related primarily to pending litigation and $0.9 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since June 30, 2007.
Provision for Income Taxes

	Three Months Ended
	June 30,
	2008	2007
Provision for income taxes, net	$(2,213)	$(4,618)
     The provision for income taxes for the three months ended June 30, 2008 of $2.2 million consisted primarily of $0.6 million of federal tax expense, $0.3 million of state and local income taxes, and $1.3 million of tax expense for our Canadian subsidiary. The provision for income taxes for the three months ended June 30, 2007 of $4.6 million consisted primarily of $3.0 million of federal tax expense, $0.3 million of state and local income taxes, $0.6 million of adjustments due to a change in the New York State tax rate, and $0.7 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the three months ended June 30, 2008 and 2007 is $0.4 million and $0.3 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 7% and 3% impact on the effective tax rate for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 and 2007
Revenue

	Six Months Ended
	June 30,
	2008	2007
Transaction services revenue	$74,488	$72,886
Subscription services revenue	45,263	33,213
Other	7,738	4,133

Total net revenue	$127,489	$110,232

     Total net revenue increased $17.3 million, or 16%, to $127.5 million for the six months ended June 30, 2008 from $110.2 million for the six months ended June 30, 2007.
     Transaction Services Revenue. Transaction services revenue increased $1.6 million, or 2%, to $74.5 million for the six months ended June 30, 2008 from $72.9 million for the six months ended June 30, 2007. This increase was less than expected due to the decline in the volume of transactions processed through our network to 44.9 million for the six months ended June 30, 2008 from 46.2 million for the six months ended June 30, 2007. The 3% decrease in transaction volume, as compared to the same period for the prior year, resulted in a $2.1 million reduction in revenue in the first half of 2008. The tightening of the credit markets caused a significant decline in the number of lending relationships between the various financing sources and automotive dealers available through our network; this together with the overall decrease in automobile sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $2.1 million related to the decrease in transaction volume was offset by a $3.6 million increase in the average transaction price to $1.66 for the six months ended June 30, 2008 from $1.58 for the six months ended June 30, 2007. The contributing factor to the increase in average transaction price was the 47% increase in financing source customers active in our network to 659 as of June 30, 2008 from 447 as of June 30, 2007. The additional 212 financing source customers added are lower transaction volume customers with higher price per application tiers.
     Subscription Services Revenue. Subscription services revenue increased $12.1 million, or 36%, to $45.3 million for the six months ended June 30, 2008 from $33.2 million for the six months ended June 30, 2007. Revenue growth was favorably impacted by the increase in the total number of subscriptions to 31,499 as of June 30, 2008 from 25,621 as of June 30, 2007, together with a 6% increase in the average subscription price to $249 for the six months ended June 30, 2008 from $236 for the six months ended June 30, 2007. These factors contributed $11.2 million to the increase in revenue which includes $5.3 million related to acquisitions.
Cost of Revenue and Operating Expenses

	Six Months Ended
	June 30,
	2008	2007
Cost of revenue	$56,491	$45,458
Product development	6,226	4,661
Selling, general and administrative	57,742	43,561

Total cost of revenue and operating expenses	$120,459	$93,680

     Cost of Revenue. Cost of revenue increased $11.0 million, or 24%, to $56.5 million for the six months ended June 30, 2008 from $45.5 million for the six months ended June 30, 2007. The $11.0 million increase was primarily the result of increased amortization and depreciation charges of $2.7 million primarily relating to the acquired identifiable intangibles from our 2007 acquisitions of Arkona, AutoStyleMart, Curomax, and the asset acquisition of certain assets from Manheim Auctions, coupled with increased compensation and related benefits costs of $3.8 million and increased occupancy and telecommunications costs of $0.4 million due to overall headcount additions and salary increases, $1.3 million of technology expense, $1.7 million in cost of revenue from our dealer management system business and $0.5 million in cost of revenue from our digital contract business.
     Product Development Expenses. Product development expenses increased $1.5 million or 34%, to $6.2 million for the six months ended June 30, 2008 from $4.7 million for the six months ended June 30, 2007. The $1.5 million increase was primarily a result of increased compensation and related benefit costs of $1.3 million due to headcount additions and salary increases.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.2 million, or 33%, to $57.7 million for the six months ended June 30, 2008 from $43.5 million for the six months ended June 30, 2007. The $14.2 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $5.5 million due to headcount additions and salary increases, $5.4 million in increased professional fees related primarily to pending litigation, $2.0 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since June 30, 2007 and $0.5 million in increased depreciation expense.
Provision for Income Taxes

	Six Months Ended
	June 30,
	2008	2007
Provision for income taxes, net	$(4,168)	$(8,059)
     The provision for income taxes for the six months ended June 30, 2008 of $4.2 million consisted primarily of $1.6 million of federal tax expense, $0.5 million of state and local income taxes, and $2.1 million of tax expense for our Canadian subsidiary. The provision for income taxes for the six months ended June 30, 2007 of $8.1 million consisted primarily of $5.9 million of federal tax expense, $0.8 million of state and local income taxes, $0.6 million of adjustments due to a change in the New York State tax rate, and $0.8 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the six months ended June 30, 2008 and 2007 is $0.7 million and $0.5 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 7% and 3% impact on the effective tax rate for the six months ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and web site development costs for the six months ended June 30, 2008 were $7.9 million, of which $7.4 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. On April 15, 2008, our $25.0 million revolving credit facility expired and was not renewed.
     As of June 30, 2008, we had $168.0 million of cash and cash equivalents, $35.3 million in short-term investments, $12.8 million in non-current investments and $214.5 million in working capital, as compared to $50.6 million of cash and cash equivalents, $169.6 million in short-term investments and $222.8 million in working capital as of December 31, 2007.
     Under our stock repurchase program we may spend up to an additional $55.9 million to purchase our common stock through March 31, 2009, but may be limited or terminated at any time by our Board of Directors without prior notice.
     Under the terms of the merger agreement with AutoStyleMart, Inc. and Curomax Corporation, we have future contingent payment obligations of up to $11.0 million and $1.8 million in cash, respectively, based upon the achievement of certain operational targets. As of June 30, 2008, we are uncertain if the operational targets for the earnouts will be achieved, and as such no compensation expense or purchase price has been recorded in connection with these contingent payment obligations. We will continue to re-assess the probability of achievement of the operational targets on a quarterly basis. For further information see Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Reductions in interest rates could materially impact our interest income and may negatively impact future reported operating results and earnings per share.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$24,296	$20,538
Net cash provided by (used in) investing activities	$111,071	$(38,356)
Net cash (used in) provided by financing activities	$(17,504)	$3,767
Operating Activities
     Net cash provided by operating activities of $24.3 million for the six months ended June 30, 2008 was primarily attributable to net income of $5.4 million, which includes depreciation and amortization of $20.2 million, amortization of stock-based compensation of $7.0 million, an increase to the provision for doubtful accounts and sales credits of $3.6 million, and an increase to deferred revenue and other current liabilities of $1.5 million, partially offset by decreases in accounts payable and accrued expenses of $6.5 million, a deferred tax benefit of $1.1 million, a stock-based compensation windfall tax benefit of $0.3 million, an increase in prepaid expenses and other current assets of $1.8 million, and an increase in accounts receivable of $4.2 million due to an overall increase in revenue. Net cash provided by operating activities of $20.5 million for the six months ended June 30, 2007 was primarily attributable to net income of $11.1 million, which includes depreciation and amortization of $16.9 million, amortization of stock-based compensation of $4.6 million, an increase to the provision for doubtful accounts and sales credits of $2.4 million, and an increase to deferred revenue and other current liabilities of $1.0 million, partially offset by a deferred tax benefit of $3.1 million, a stock-based compensation windfall tax benefit of $1.7 million, an increase in accounts receivable of $8.2 million due to an overall increase in revenue, and a decrease in accounts payable and accrued expenses of $3.6 million.

Investing Activities
     Net cash provided by investing activities of $111.1 million for the six months ended June 30, 2008 was primarily attributable to the net sale of investments of $120.8 million offset by capital expenditures of $3.0 million, an increase in capitalized software and web site development costs of $4.4 million, and the payment for net assets acquired of $2.4 million. Net cash used in investing activities of $38.4 million for the six months ended June 30, 2007 was attributable to capital expenditures of $3.0 million, an increase in capitalized software and website development costs of $2.1 million, and payments for net assets acquired of $99.4 million, offset by the net sale of short-term investments of $66.1 million.
Financing Activities
     Net cash used in financing activities of $17.5 million for the six months ended June 30, 2008 was primarily attributable to the repurchase of 1.0 million shares of common stock for an aggregate price of approximately $19.1 million, offset by the net proceeds received from employee stock purchases under our employee stock purchase plan of $1.1 million and the exercise of employee stock options of $0.8 million. Net cash provided by financing activities of $3.8 million for the six months ended June 30, 2007 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $1.6 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $0.8 million, and stock-based compensation windfall tax benefit of $1.7 million.
Contractual Obligations
     As of June 30, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for our $0.3 million inventory purchase commitment disclosed as of March 31, 2008 which has been resolved as of June 30, 2008.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Industry Trends
     The number of dealers serviced and the level of indirect financing and leasing by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network impact our business. Our business may be affected by these and other economical, seasonal and promotional trends in the indirect automotive finance market.
Effects of Inflation
     Our monetary assets, consisting primarily of cash and cash equivalents, receivables and long-term investments, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.
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
Interest Rate Exposure
     As of June 30, 2008, we had cash, cash equivalents, short-term investments and non-current investments of $216.2 million invested in money market instruments, corporate bonds, municipal commercial paper, and tax-exempt auction rate securities and tax advantaged preferred stock trust securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.
     As of June 30, 2008, approximately $12.8 million of our investment portfolio consisted primarily of state and local government, universities and preferred stock trust securities. If the issuers of these securities are unable to successfully complete future auctions or refinance their obligations and their credit ratings deteriorate, we may be required to adjust the carrying value of these securities and recognize an impairment charge for an other-than-temporary decline in fair value. As of June 30, 2008, we have $0.5 million in unrealized losses. We believe that we will be able to liquidate our investment without material loss and that these securities are not permanently impaired, however due to the uncertainty of whether we will be able to sell these securities within the next year, we have reclassified them to long-term at June 30, 2008. Based on our available cash and other investments, we do not currently anticipate the lack of liquidity caused by failed auctions, if any, related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
DealerTrack Inc. v. RouteOne LLC
     On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint sought injunctive relief as well as damages against RouteOne for infringement of two patents owned by us, which relate to computer implemented automated credit application analysis and decision routing inventions (the Patents). The complaint also sought relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.
     The court approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count has been dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts have been dismissed with prejudice.
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
     On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint seeks declaratory and injunctive relief as well as damages against the defendants for infringement of U. S. Pat. No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and
Finance Express filed their answers. RouteOne, David Huber and Finance Express asserted counterclaims for a declaratory judgment of unenforceability due to inequitable conduct with respect to the ‘427 Patent and the Patents. David Huber and Finance Express also asserted counterclaims for breach of contract, deceit, actual and constructive fraud, misappropriation of trade secrets and unfair competition related to a confidentiality agreement between Finance Express and us.

     The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, have been consolidated by the court. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. Fact and expert discovery are completed, as well as motions for summary judgment.
     On July 21, 2008, the court resolved disputed issues of inventorship, validity, inequitable conduct, and RouteOne’s exposure to a willful infringement claim, in our favor. These rulings eliminate certain defenses by RouteOne and Finance Express and allow our damages to be trebled if RouteOne’s infringement is found to be willful at trial.
     A decision in the Markman hearing has not yet been issued. The court deferred rulings on two additional summary judgment motions pending its upcoming Markman ruling, in which the court will decide the meaning of certain terms in the patent claims. The court also denied our motion to remove one defense, reserving it for trial because of questions of fact.
     The parties are preparing for the trial that is currently scheduled to begin on October 28, 2008.
     We intend to pursue our claims and defend any counterclaims vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
     From time to time, in connection with the vesting of restricted common stock under our Amended and Restated 2005 Incentive Award Plan, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock. Additionally, on March 18, 2008, the board of directors authorized a stock repurchase programs under which we may spend up to $75.0 million to repurchase our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by the Board of Directors without prior notice. During the first six months of 2008, we repurchased approximately 1.0 million shares of our common stock pursuant to the repurchase program for an aggregate price of approximately $19.1 million.
     The following table sets forth the repurchases for the three months ended June 30, 2008:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2008	—	$—	n/a	n/a
May 2008	403	$19.22	n/a	n/a
June 2008	994,284	$19.18	994,284	(1)

Total	994,687

(1)	As of June 30, 2008, an additional $55.9 million of our common stock may still be purchased under the repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders
     The 2008 Annual Meeting of Stockholders of DealerTrack Holdings, Inc. was held on June 3, 2008. A total of 40,104,045 shares of common stock were present or represented by proxy at the meeting. This represented 94.2% of the total shares outstanding. The following matters were voted on and approved:
     1. The individuals named below were elected as a Class III Directors to a three-year term expiring at our annual meeting of stockholders in 2011 or until his or her earlier resignation or removal:

Name	Votes Received	Votes Withheld

Mary Cirillo-Goldberg	34,881,187	5,222,858
Mark F. O’Neil	35,031,615	5,072,430
No other persons were nominated, nor received votes, for election as a director of the Company at the 2008 annual meeting. The other directors of the Company whose terms continued after the 2008 Annual Meeting were Ann B. Lane, John J. McDonnell, James David Power III, Howard L. Tischler and Barry Zwarenstein.
2. The stockholders ratified the selection of PricewaterhouseCoopers LLP as DealerTrack’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes cast at the 2008 annual meeting were as follows: 40,084,265 shares voted for, 19,522 voted against and 258 abstained from voting. There were no broker non-votes with respect to this proposal.
3. The stockholders approved the amendment and restatement of Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Plan. The votes cast at the 2008 annual meeting were as follows: 31,443,034 shares voted for, 5,977,021 voted against and 10,120 shares abstained from voting. There were 2,673,870 broker non-votes with respect to this proposal.
Item 6. Exhibits

Exhibit
Number	Description of Document

10.1	Second Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award Plan (incorporated by reference to Exhibit I to the Company’s definitive proxy statement filed on April 29, 2008).

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date: August 11, 2008	/s/ Robert J. Cox III
Robert J. Cox III
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1	Second Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award Plan (incorporated by reference to Exhibit I to the Company’s definitive proxy statement filed on April 29, 2008).

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.