Form 10-Q
period 2008-09-30
DealerTrack Holdings, Inc.
filed 2008-11-06
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, 39,830,231 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$135,304	$50,564
Short-term investments	58,956	169,580
Accounts receivable, net of allowances of $4,862 and $2,615 at September 30, 2008 and December 31, 2007, respectively	25,356	26,957
Prepaid expenses and other current assets	8,180	7,305
Deferred tax assets	2,420	3,827
Restricted cash	30	—

Total current assets	230,246	258,233
Long-term investments	5,486	—
Property and equipment, net	14,061	12,792
Software and web site developments costs, net	13,024	10,771
Intangible assets, net	50,016	69,528
Goodwill	116,672	117,702
Restricted cash	250	540
Deferred taxes and other long-term assets	17,623	13,360

Total assets	$447,378	$482,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,196	$4,762
Accrued compensation and benefits	9,169	12,527
Accrued other	13,491	11,387
Deferred revenue	4,995	4,016
Due to acquirees	606	2,251
Capital leases payable	372	480

Total current liabilities	30,829	35,423

Capital leases payable — long-term	537	1,076
Due to acquirees — long-term	641	1,280
Deferred tax liabilities — long-term	3,245	2,800
Deferred revenue and other long-term liabilities	6,681	3,985

Total liabilities	41,933	44,564

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 42,793,221 shares issued and 40,191,272 shares outstanding at September 30, 2008; and 175,000,000 shares authorized; 42,556,925 shares issued and 42,552,723 shares outstanding at December 31, 2007	428	426
Treasury stock, at cost, 2,601,949 shares and 4,202 shares at September 30, 2008 and December 31, 2007, respectively	(44,958)	(139)
Additional paid-in capital	425,154	413,428
Deferred stock-based compensation (APB 25)	(804)	(2,056)
Accumulated other comprehensive income	4,302	8,181
Retained earnings	21,323	18,522

Total stockholders’ equity	405,445	438,362

Total liabilities and stockholders’ equity	$447,378	$482,926

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue
Net revenue	$60,525	$62,871	$188,014	$173,103

Operating costs and expenses
Cost of revenue(1)	27,940	27,678	84,431	73,136
Product development(1)	2,875	2,761	9,101	7,422
Selling, general and administrative(1)	26,654	25,598	84,396	69,159

Total operating costs and expenses	57,469	56,037	177,928	149,717

Income from operations	3,056	6,834	10,086	23,386
Interest income	1,105	991	3,813	3,742
Other income	142	—	142	—
Interest expense	(87)	(96)	(253)	(231)
Impairment of auction rate securities (Note 4)	(5,664)	—	(5,664)	—

(Loss) income before provision for income taxes	(1,448)	7,729	8,124	26,897
Provision for income taxes, net	(1,155)	(3,217)	(5,323)	(11,276)

Net (loss) income	$(2,603)	$4,512	$2,801	$15,621

Basic net (loss) income per share	$(0.07)	$0.12	$0.07	$0.40
Diluted net (loss) income per share	$(0.07)	$0.11	$0.07	$0.38
Weighted average shares outstanding	39,769,990	39,058,863	40,965,118	38,810,710
Weighted average shares outstanding assuming dilution	39,769,990	40,840,688	42,235,175	40,579,093

(1) Stock-based compensation expense recorded for the three and nine months ended September 30, 2008 and 2007 was classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$615	$548	$1,828	$1,438
Product development	182	161	540	450
Selling, general and administrative	2,636	2,704	8,060	6,100
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$2,801	$15,621
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,387	27,644
Deferred tax benefit	(1,866)	(5,025)
Stock-based compensation expense	10,428	7,988
Provision for doubtful accounts and sales credits	5,980	3,939
Loss on sale of property and equipment	—	16
Amortization of bond premium	84	—
Amortization of deferred interest	145	137
Deferred compensation	189	219
Amortization of bank financing costs	31	91
Stock-based compensation windfall tax benefit	(355)	(6,190)
Impairment of auction rate securities	5,664	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(4,564)	(13,921)
Prepaid expenses and other current assets	(991)	(232)
Accounts payable and accrued expenses	(5,629)	2,872
Deferred revenue and other current liabilities	997	337
Other long-term liabilities	2,106	(123)
Deferred rent	420	71
Other long-term assets	(497)	(301)

Net cash provided by operating activities	44,330	33,143

Cash flows from investing activities
Capital expenditures	(4,909)	(4,339)
Other restricted cash	260	—
Purchase of investments	(549,158)	(257,275)
Sale of investments	648,337	328,665
Capitalized software and web site development costs	(6,797)	(4,402)
Proceeds from sale of property and equipment	2	8
Payment for net assets acquired, net of acquired cash	(3,489)	(109,423)

Net cash provided by (used in) investing activities	84,246	(46,766)

Cash flows from financing activities
Principal payments on capital lease obligations	(648)	(113)
Proceeds from the exercise of employee stock options	905	3,494
Proceeds from employee stock purchase plan	1,429	1,305
Purchase of treasury stock	(44,820)	(62)
Principal payments on notes payable	—	(316)
Stock-based compensation windfall tax benefit	355	6,190

Net cash (used in) provided by financing activities	(42,779)	10,498

Net increase (decrease) in cash and cash equivalents	85,797	(3,125)
Effect of exchange rate changes on cash and cash equivalents	(1,057)	941
Cash, beginning of period	50,564	47,080

Cash, end of period	$135,304	$44,896

Supplemental disclosure
Cash paid for:
Income taxes	$6,600	$14,018
Interest	105	94
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	1,815	479
Goodwill adjustment	1,651	72
Deferred compensation reversal to equity	189	285
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
     DealerTrack Holdings, Inc. is a leading provider of on-demand software, and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of September 30, 2008, consisted of over 21,000 dealers, over 700 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The December 31, 2007 balance sheet information has been derived from the audited 2007 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on February 28, 2008.
3. Recent Accounting Pronouncements
     In April 2008, the FASB issued FSP SFAS No. 142-3 Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
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
     Assets measured at fair value on a recurring basis include the following as of September 30, 2008 (in thousands):

	Quoted Prices in	Significant Other	Significant	Total Carrying
	Active Markets	Observable Inputs	Unobservable Inputs	Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Cash equivalents (1)	$53,308	$—	$—	$53,308
Short-term investments (2)(3)	57,056	—	1,900	58,956
Long-term investments (4)	—	—	5,486	5,486

Total	$110,364	$—	$7,386	$117,750

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Level 1 short-term investments consist primarily of corporate bonds and municipal notes with maturity dates of one year or less, for which we determine fair value through quoted market prices.

(3)	Level 3 short-term investments consist primarily of auction rate securities that are invested in tax-exempt state government obligations and universities that were liquidated at par subsequent to September 30, 2008.

(4)	Long-term investments consist of $1.6 million of auction rate securities (ARS) that are invested in tax-exempt state government obligations and $3.9 million of ARS invested in tax-advantaged preferred stock trust securities. The preferred stock securities are trusts in which there are underlying preferred stocks of financial institutions. We classify investment securities as available for sale, and as a result, report the investments at fair value. ARS have long-term underlying maturities, but have interest rates that are reset every six months or less. Our intent is not to hold the $1.6 million ARS that are invested in tax-exempt state government obligations to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. In addition, as of September 30, 2008, due to the uncertainty of whether we will be able to liquidate these securities within the next twelve months we have classified them as long-term on our consolidated balance sheets. The $3.9 million of ARS funds invested in tax-advantaged preferred stock trust securities are associated with failed auctions and amounts will not be accessible until a successful auction occurs, a buyer is found outside the auction process or the trust dissolves and distributes the underlying securities. Our investment in these securities generally provides higher interest rates than money market and other cash equivalent investments. Due to the lack of observable market quotes on our ARS portfolio due to failed auctions within the industry, we utilize valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. We measured the fair value of these ARS as of September 30, 2008, and determined that the valuation of our ARS invested in preferred stock trust securities had significantly declined from the previously reported amounts. As a result, we reduced the fair value of the investments in the preferred stock trusts from $9.6 million to $3.9 million and recorded an other-than-temporary impairment charge of $5.7 million for the three months ended September 30, 2008. Included in our preferred stock trusts ARS portfolio is a trust for which the underlying investment is a Freddie Mac preferred stock that was significantly impaired and is no longer paying interest.

We reviewed the ARS portfolio for impairment in accordance with FAS 115—1 and FAS 124—1,“The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. We have determined that the significant reduction in fair value related to our preferred stock trusts ARS was other—than—temporary and we recorded an impairment charge in our consolidated statements of operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting ARS. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual. The valuation of our ARS portfolio is subject to uncertainties that are difficult to predict and we may be required to further reduce the carrying value of these securities, which would result in an additional loss being recognized in our statement of operations, which could be material.
The change in the carrying amount of Level 3 investments for the nine months ended September 30, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$—
Reclassification from Level 1 investments to Level 3 investments	169,580
Net sales of auction rate securities	(156,530)
Other-than-temporary impairment included in net (loss) income	(5,664)

Balance as of September 30, 2008	$7,386

5. Net (Loss) Income per Share
     For the three and nine months ended September 30, 2008 and 2007, we computed net income per share in accordance SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes that (i) all stock options, which are in the money are exercised at the beginning of the period and the proceeds are used by us to purchase shares at the average market price for the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share in accordance with SFAS No. 128 if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(2,603)	$4,512	$2,801	$15,621

Denominator:
Weighted average common stock outstanding (basic)	39,769,990	39,058,863	40,965,118	38,810,710
Common equivalent shares from options to purchase common stock and restricted common stock (1)	—	1,781,825	1,270,057	1,768,383

Weighted average common stock outstanding (diluted)	39,769,990	40,840,688	42,235,175	40,579,093

Basic net (loss) income per share	$(0.07)	$0.12	$0.07	$0.40

Diluted net (loss) income per share	$(0.07)	$0.11	$0.07	$0.38

(1) In accordance with SFAS No. 128, for the three and nine months ended September 30, 2008 and September 30, 2007, we have excluded 393,333 and 295,000 contingently issuable shares, respectively, from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Refer to Note 16 for further information).

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	4,717,993	627,346	2,233,700	489,804
Restricted common stock	502,939	63,707	185,045	22,788

Total antidilutive awards	5,220,932	691,053	2,418,745	512,592

6. Comprehensive (Loss) Income
     The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(2,603)	$4,512	$2,801	$15,621
Foreign currency translation adjustments	(2,114)	2,840	(3,747)	7,753
Unrealized loss on available-for-sale securities	210	—	(132)	—

Total comprehensive (loss) income	$(4,507)	$7,352	$(1,078)	$23,374

     For the three and nine months ended September 30, 2008, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to the Curomax acquisition.
7. Stock-Based Compensation Expense
     We have three types of stock-based compensation programs: stock options, restricted common stock, and an employee stock purchase plan (ESPP). For further information see Notes 2 and 12 included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The following summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$2,114	$2,068	$6,127	$4,766
Restricted common stock	1,260	1,260	4,049	2,992
ESPP	59	85	252	230

Total stock-based compensation expense	$3,433	$3,413	$10,428	$7,988

     Stock-based compensation expense recognized for the three months ended September 30, 2008 was $3.4 million, of which $3.0 million was in accordance with FAS 123(R) and $0.4 million in accordance with APB 25. Stock-based compensation expense recognized for the three months ended September 30, 2007 was $3.4 million, of which $2.9 million was in accordance with FAS 123(R) and $0.5 million in accordance with APB 25.
     Stock-based compensation expense recognized for the nine months ended September 30, 2008 was $10.4 million, of which $9.2 million was in accordance with FAS 123(R) and $1.2 million in accordance with APB 25. Stock-based compensation expense recognized for the nine months ended September 30, 2007 was $8.0 million, of which $6.4 million was in accordance with FAS 123(R) and $1.6 million in accordance with APB 25.
     Included in the stock-based compensation expense for restricted common stock for the three and nine months ended September 30, 2008 was $0.4 million and $1.1 million, respectively, related to the long-term incentive equity awards. Included in the stock-based compensation expense for restricted common stock for the three and nine months ended September 30, 2007 was $0.3 million and $1.0 million, respectively, related to the long-term incentive equity awards. Refer to Note 16 for further information regarding our long-term incentive equity awards.
8. Curomax Acquisition
     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, made as of January 16, 2007, for a cash purchase price of approximately $39.0 million (including estimated direct acquisition and restructuring costs of approximately $1.8 million). Under the terms of the shares purchase agreement, we had future contingent payment obligations of approximately $2.2 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of September 30, 2008, we have determined that certain operational conditions have been met and as such, we have recorded a liability of approximately $1.7 million which is expected to be paid out during the first quarter of 2009. The operational conditions related to the remaining amount of $0.5 million were not achieved and will not be paid. The additional purchase consideration was recorded as goodwill.
9. Stock Repurchase Program
     On March 18, 2008, the board of directors authorized a stock repurchase program under which we may spend up to $75.0 million to repurchase shares of our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as our management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by our Board of Directors without prior notice. From inception of the program through September 30, 2008, we repurchased approximately 2.6 million shares of common stock for an aggregate price of approximately $44.7 million, of which 1.6 million shares of common stock for an aggregate price of $25.6 million were repurchased during the three months ended September 30, 2008. As of September 30, 2008, there was $30.3 million remaining in our stock repurchase program. Refer to Note 21 for purchases of stock after September 30, 2008.

10. Related Party Transactions
     We entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue from this related party for each credit report or customer lead that is accessed using our web-based service. The total amount of net revenue from this related party for the three months ended September 30, 2008 and 2007 was $0.6 million and $0.6 million, respectively. The total amount of net revenue from this related party for the nine months ended September 30, 2008 and 2007 was $2.0 million and $1.9 million, respectively. The total amount of accounts receivable from this related party as of September 30, 2008 and December 31, 2007 was $0.3 million and $0.2 million, respectively.
11. Property and Equipment
     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2008	2007
Computer equipment	3	$19,318	$16,719
Office equipment	5	3,294	2,189
Furniture and fixtures	5	3,080	2,840
Leasehold improvements	5-11	1,220	992

Total property and equipment, gross		26,912	22,740

Less: Accumulated depreciation and amortization		(12,851)	(9,948)

Total property and equipment, net		$14,061	$12,792

     Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2008 and 2007 was $1.5 million and $1.2 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 was $4.3 million and $2.9 million, respectively. Depreciation and amortization are calculated on a straight line basis over the estimated useful life of the asset.
12. Intangible Assets
     Intangible assets principally are comprised of customer contracts, database, trade names, patents, technology, non-competition agreements, and partner agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$36,009	$(16,028)	$41,569	$(14,789)	2-4
Database	13,333	(8,327)	16,433	(9,577)	3-6
Trade names	10,500	(5,216)	10,500	(4,460)	5-10
Patents/technology	19,799	(6,242)	35,212	(16,618)	2-5
Non-compete agreement	11,247	(7,187)	14,062	(6,214)	1-5
Partner agreements	4,400	(2,272)	4,400	(1,029)	5
Other	—	—	900	(861)	5

Total	$95,288	$(45,272)	$123,076	$(53,548)

     Amortization expense related to intangibles for the three months ended September 30, 2008 and 2007 was $5.5 million and $8.0 million, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $19.6 million and $20.3 million, respectively. Amortization expense that will be charged to income for the remaining period of 2008, based on the September 30, 2008 book value, is approximately $5.3 million.
     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the September 30, 2008 book value, to be $18.6 million in 2009, $15.2 million in 2010, $6.6 million in 2011, $2.0 million in 2012, $0.7 million in 2013 and thereafter $1.0 million.
     Included in the gross book value as of September 30, 2008 and December 31, 2007, is foreign currency translation of $0.6 million and $3.3 million, respectively.

13. Goodwill
     The change in carrying amount of goodwill for the nine months ended September 30, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$117,702
Impact of change in Canadian dollar exchange rate	(1,619)
Contingent consideration (Note 8)	1,651
Other	(1,062)

Balance as of September 30, 2008	$116,672

14. Other Accrued Liabilities
     Following is a summary of the components of other accrued liabilities (in thousands):

	September 30,	December 31,
	2008	2007
Customer deposits	$2,753	$2,773
Revenue share	2,592	1,196
Professional fees	2,095	1,462
Accrued contingent consideration (Note 8)	1,651	—
Taxes	1,590	3,379
Public company costs	209	174
Software licenses	823	1,212
Severance	—	271
Other	1,778	920

Total other accrued liabilities	$13,491	$11,387

15. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 or FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At January 1, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.1 million. At September 30, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.3 million.
     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has completed its examination of our federal income tax returns through 2004.
     Interest and penalties related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At January 1, 2008, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was zero. At September 30, 2008, we accrued interest and penalties related to tax positions taken on our tax returns of $24,000.
16. Long-Term Incentive Equity Awards
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

     In accordance with FAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. We have met the EBITDA target for 2007. As of September 30, 2008, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the targets on a quarterly basis. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied.
     The expense recorded related to the EBITDA Performance Award and the Market Value Award for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA Performance Award	$166	$162	$500	$459
Market Value Award	187	184	561	529

Total	$353	$346	$1,061	$988

     The EBITDA Performance Award and Market Value Award expense is included in restricted common stock in the stock-based compensation expense table in Note 7.
17. Commitments and Contingencies
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
     In the event we are obligated to charge sales tax for this type of transaction, this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $4.2 million (CAD) to $4.6 million (CAD), including penalties and interest.

Commitments
     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $5.5 million as of September 30, 2008 and $5.1 million as of December 31, 2007, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $2.9 million as of September 30, 2008 and $2.4 million as of December 31, 2007, if there is a change in control.
     On June 23, 2008, we entered into an inventory purchase agreement to purchase 2,000 ePad units for approximately $0.3 million. As of September 30, 2008 we have only received 390 units.
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
     On July 21, 2008, the court resolved disputed issues of inventorship, validity, inequitable conduct, and RouteOne’s exposure to a willful infringement claim, in our favor. These rulings eliminate certain defenses by RouteOne and Finance Express.
     On September 30, 2008, Judge Gilford, the federal district court judge in the central district of California hearing our case, issued his Markman Ruling on claim interpretation. In a patent infringement case the plaintiff, DealerTrack, only needs one claim in one patent to win the case. Judge Gilford ruled that three of DealerTrack’s claims in its ‘427 patent, the most recently issued, were “not invalid” as RouteOne had claimed and that DealerTrack may proceed in its case of infringement against Route One on the claims in this patent.
     In other rulings, the court found that claims of two other issued patents in the lawsuit were either not infringed or invalid.
     The jury trial, which was scheduled for October 28, 2008, has now been rescheduled for February 24, 2009.
     We intend to pursue our claims and defend any counterclaims vigorously.
     We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
18. Segment Information
     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and nine months ended September 30, 2008, is approximately 13% and 11% of our total revenue, respectively. Revenue earned outside of the United States for the three and nine months ended September 30, 2007 was approximately 10% of our total net revenue.
     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Transaction services revenue	$33,007	$39,096	$107,495	$111,982
Subscription services revenue	23,797	20,378	69,060	53,591
Other	3,721	3,397	11,459	7,530

Total net revenue	$60,525	$62,871	$188,014	$173,103

19. Credit Facility
     Our $25.0 million revolving credit facility expired on April 15, 2008, pursuant to its terms. The facility had an interest rate of LIBOR plus 150 basis points or Prime plus 50 basis points, and was available for general corporate purposes (including acquisitions), subject to certain conditions.
20. Second Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award Plan
     On June 3, 2008, our stockholders approved a proposal to amend and restate our Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award (2005 Plan) to, among other things, increase the aggregate number of shares authorized for issuance under the 2005 Plan by 1,550,000 shares. After giving effect to these additional shares there is an aggregate of 10,285,465 shares of common stock that have been reserved for issuance pursuant to the 2005 Plan. As of September 30, 2008, 1,559,788 shares were available for future issuance.
21. Subsequent Event
     During October and November 2008, pursuant to the stock repurchase program discussed in Note 9, we repurchased approximately 0.4 million shares of common stock for an aggregate price of approximately $5.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and in Part I, Item 1A.. in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
     DealerTrack is a leading provider of on-demand software, and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of September 30, 2008, consisted of over 21,000 automotive dealers, over 700 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our integrated subscription-based software products and services enable our dealer customers to manage their dealership data and operations, receive valuable consumer leads, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
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

     The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, except active dealers, financing source data, and product subscriptions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBITDA and Other Business Statistics:
EBITDA (1)(6)	$6,713	$17,534	$33,951	$51,030
Capital expenditures, software and web site development costs	$5,627	$3,520	$13,568	$9,220
Active dealers in our network as of end of the period (2)	21,001	22,551	21,001	22,551
Active financing sources in our network as of end of period (3)	706	495	706	495
Transactions processed (4)	19,219	23,810	65,359	70,033
Product subscriptions (5)	33,123	27,469	33,123	27,469

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
GAAP net (loss) income	$(2,603)	$4,512	$2,801	$15,621
Interest income	(1,105)	(991)	(3,813)	(3,742)
Interest expense	87	96	253	231
Provision for income taxes	1,155	3,217	5,323	11,276
Depreciation of property and equipment and amortization of capitalized software and website costs	3,704	2,686	9,785	7,391
Amortization of acquired identifiable intangibles	5,475	8,014	19,602	20,253

EBITDA (Non-GAAP) (6)	$6,713	$17,534	$33,951	$51,030

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network, including financing sources visible to dealers through drop down menus.

(4)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period. The second quarter transaction volume has been revised upwards by 1,204,000 transactions from the number previously reported.

(5)	Represents revenue-generating subscriptions in the DealerTrack and DealerTrack Canada networks at the end of a given period.

(6)	Included in EBITDA for the three and nine months ended September 30, 2008, is an impairment charge of $5.7 million, related to the significant decline in certain auction rate securities. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on From 10-Q for further information regarding the impairment charge.

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
     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the nine months ended September 30, 2008, except as noted below, to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.

Impairment of auction rate securities
     We reviewed our auction rate securities portfolio for an impairment charge in accordance with FAS 115—1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary.
     As of September 30, 2008 our auction rate securities portfolio consisted of $1.9 million of short-term and $1.6 million of long-term investments in tax-exempt state government and university obligations and $3.9 million of auction rate securities invested in tax-advantaged preferred stock trust securities. The $1.9 million in short-term investments in tax-exempt state government and university obligations were liquidated at par subsequent to September 30, 2008. Our intent for the $1.6 million of long-term investments in tax-exempt state government obligations is not to hold to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The $3.9 million of auction rate securities funds invested in tax-advantaged preferred stock trust securities, which have a par value of $9.6 million, are associated with failed auctions and amounts will not be accessible until a successful auction occurs, a buyer is found outside the auction process or the trust dissolves and distributes the underlying securities. Included in our preferred stock trusts auction rate securities portfolio is a trust with a par value of $2.2 million for which the underlying investment is a Freddie Mac preferred stock that was significantly impaired and is no longer paying interest.
     The funds invested in tax-advantaged preferred stock trust securities were historically recorded at par, which approximated fair value based on quoted market transactions. Due to the lack of observable market quotes on our preferred stock trust securities due to failed auctions within the industry, we no longer had evidence that the par value of these investments approximated their fair market value and were required to seek other alternatives to determine the fair value of these securities which are not based on observable market transactions. As a result, we began estimating the fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2008. Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the inability to sell the investment in an active market, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction or when callability features may be exercised by the issuer. We believe there are several significant assumptions that are utilized in our valuation analysis, such as the discount rate and the probability of an auction passing or failing at each auction date and its associated expected discounted cash flows. Through the first six months of 2008 we recorded a temporary unrealized loss of $0.5 million (net of taxes). However, due to the continued deterioration of the auction rate securities market subsequent to June 30, 2008, we continued to assess the fair value our auction rate security positions, and as a result, we reduced the fair value of the investments in the preferred stock trusts from a par value of $9.6 million to $3.9 million and recorded an other-than-temporary impairment charge of $5.7 million for the three months ended September 30, 2008. We believe there is a reasonable likelihood that the trust securities could liquidate in the near term, and as such the fair value of the resulting securities we would own would be the underlying preferred instruments. Although these assumptions are subject to change as market conditions change, the underlying fair value of the preferred stock securities in the trusts is $4.6 million as of September 30, 2008. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the impairment charge.
     Results of Operations
     The following table sets forth, for the periods indicated, the selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(% of net revenue)		(% of net revenue)
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	46.1	44.0	44.9	42.2
Product development	4.8	4.4	4.9	4.3
Selling, general and administrative	44.0	40.7	44.9	40.0

Total operating costs and expenses	94.9	89.1	94.7	86.5

Income from operations	5.1	10.9	5.3	13.5
Interest income	1.8	1.6	2.0	2.1
Other income	0.2	—	0.1	—
Interest expense	(0.1)	(0.2)	(0.1)	(0.1)
Impairment on auction rate securities	(9.4)	—	(3.0)	—

(Loss) income before provision for income taxes	(2.4)	12.3	4.3	15.5
Provision for income taxes	(1.9)	(5.1)	(2.8)	(6.5)

Net (loss) income	(4.3)%	7.2%	1.5%	9.0%

Three Months Ended September 30, 2008 and 2007
Revenue

	Three Months Ended
	September 30,
	2008	2007
Transaction services revenue	$33,007	$39,096
Subscription services revenue	23,797	20,378
Other	3,721	3,397

Total net revenue	$60,525	$62,871

     Total net revenue decreased $2.4 million, or 4%, to $60.5 million for the three months ended September 30, 2008 from $62.9 million for the three months ended September 30, 2007.
     Transaction Services Revenue. Transaction services revenue decreased $6.1 million, or 16%, to $33.0 million for the three months ended September 30, 2008 from $39.1 million for the three months ended September 30, 2007. The decrease was primarily the result of a decline in the volume of transactions processed through our network to 19.2 million for the three months ended September 30, 2008 from 23.8 million for the three months ended September 30, 2007. The 19% decrease in transaction volume, as compared to the same period of the prior year, resulted in a $7.9 million reduction in revenue in the current quarter. The ongoing tightening of the credit market caused a significant decline in the number of lending relationships between the various financing sources and automotive dealers available through our network; this, together with the continual decline in automobile sales has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $7.9 million related to the decrease in transaction volume was offset by a $1.5 million increase in the average transaction price to $1.72 for the three months ended September 30, 2008 from $1.64 for the three months ended September 30, 2007. The contributing factor to the increase in average transaction price was the 43% increase in financing source customers active in our network to 706 as of September 30, 2008 from 495 as of September 30, 2007. The additional 211 financing source customers added are lower transaction volume customers with higher price per application tiers.
     Subscription Services Revenue. Subscription services revenue increased $3.4 million, or 17%, to $23.8 million for the three months ended September 30, 2008 from $20.4 million for the three months ended September 30, 2007. Revenue growth was favorably impacted by the increase in the total number of subscriptions to 33,123 as of September 30, 2008 from 27,469 as of September 30, 2007, offset by a 5% decrease in the average subscription price to $244 for the three months ended September 30, 2008 from $256 for the three months ended September 30, 2007 resulting from a change in the subscription product mix. These factors contributed $2.9 million to the increase in revenue.
Cost of Revenue and Operating Expenses

	Three Months Ended
	September 30,
	2008	2007
Cost of revenue	$27,940	$27,678
Product development	2,875	2,761
Selling, general and administrative	26,654	25,598

Total cost of revenue and operating expenses	$57,469	$56,037

     Cost of Revenue. Cost of revenue increased $0.2 million to $27.9 million for the three months ended September 30, 2008 from $27.7 million for the three months ended September 30, 2007. The $0.2 million increase was primarily the result of increased compensation and benefits related costs of $1.1 million and increased occupancy and telecommunications costs of $0.2 million both due to headcount additions and salary increases, $0.5 million of technology expense, offset by a decrease in amortization and depreciation charges of $1.7 million.
     Product Development Expenses. Product development expenses increased $0.1 million, or 4%, to $2.9 million for the three months ended September 30, 2008 from $2.8 million for the three months ended September 30, 2007. The $0.1 million increase was primarily a result of increased compensation and related benefit costs and occupancy and telecommunications costs of $0.1 million due to headcount additions and salary increases.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 4%, to $26.7 million for the three months ended September 30, 2008 from $25.6 million for the three months ended September 30, 2007. The $1.1 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $0.8 million due to headcount additions and salary increases, $1.3 million in increased professional fees related primarily to pending litigation, offset by a decrease in marketing costs of $0.8 million and public company costs of $0.2 million.

Impairment of auction rate securities

	Three Months Ended
	September 30,
	2008	2007
Impairment of auction rate securities	$(5,664)	$—

We measured the fair value of our auction rate securities as of September 30, 2008, and determined that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result we recognized a $5.7 million impairment charge for the three months ended September 30, 2008. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the impairment charge.

Provision for Income Taxes

	Three Months Ended
	September 30,
	2008	2007
Provision for income taxes, net	$(1,155)	$(3,217)
     The provision for income taxes for the three months ended September 30, 2008 of $1.2 million consisted primarily of $0.4 million of federal tax expense, $1.3 million of tax expense for our Canadian subsidiary, offset by a state and local income tax benefit of $0.5 million. The provision for income taxes for the three months ended September 30, 2007 of $3.2 million consisted primarily of $2.0 million of federal tax expense, $0.3 million of state and local income taxes, and $0.9 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the three months ended September 30, 2008 and 2007 is $0.3 million and $0.3 million, respectively, for a permanent item relating to intangible amortization. These amounts have a (21.8)% and 4.2% impact on the effective tax rate for the three months ended September 30, 2008 and 2007, respectively. Our effective tax rate for the three months ended September 30, 2008 is (79.8)% compared with 41.6% for the three months ended September 30, 2007. The primary reason for the variation in tax rates, and the negative tax rate, is the impairment loss on auction rate securities recorded during the three months ended September 30, 2008. No tax benefit is recorded with respect to the impairment loss recorded on the auction rate securities. If such securities were sold and the losses were realized for tax purposes, the losses on such sales would be capital losses. Capital losses generally may only be used to offset income from capital gains. Since the Company does not anticipate any capital gains in the foreseeable future, no tax benefit is recognized with respect to the impairment losses as it is not likely that tax benefits would ultimately be realized from such losses. Had it not been for the significant tax rate variation resulting from the impact of the impairment losses our effective tax rate for the three months ended September 30, 2008 would have been 27.4% compared with 41.6% for the three months ended September 30, 2007. The primary reason for the reduction in tax rate are the impact of rate changes on deferred taxes, tax return true-ups, and an increase in tax exempt or tax preferred income as a percentage of overall pre-tax income. The rate reduction attributable to tax return true-ups is primarily the result of state and local tax reductions due to planning initiatives.
Nine Months Ended September 30, 2008 and 2007
Revenue

	Nine Months Ended
	September 30,
	2008	2007
Transaction services revenue	$107,495	$111,982
Subscription services revenue	69,060	53,591
Other	11,459	7,530

Total net revenue	$188,014	$173,103

     Total net revenue increased $14.9 million, or 9%, to $188.0 million for the nine months ended September 30, 2008 from $173.1 million for the nine months ended September 30, 2007.

     Transaction Services Revenue. Transaction services revenue decreased $4.5 million, or 4%, to $107.5 million for the nine months ended September 30, 2008 from $112.0 million for the nine months ended September 30, 2007. This decrease was primarily due to the decline in the volume of transactions processed through our network to 65.4 million for the nine months ended September 30, 2008 from 70.0 million for the nine months ended September 30, 2007. The 7% decrease in transaction volume, as compared to the same period for the prior year, resulted in a $7.7 million reduction in revenue in the first nine months of 2008. The ongoing tightening of the credit market caused a significant decline in the number of lending relationships between the various financing sources and automotive dealers available through our network; this together with the continual decline in automobile sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $7.7 million related to the decrease in transaction volume was offset by a $2.8 million increase in the average transaction price to $1.64 for the nine months ended September 30, 2008 from $1.60 for the nine months ended September 30, 2007. The contributing factor to the increase in average transaction price was the 43% increase in financing source customers active in our network to 706 as of September 30, 2008 from 495 as of September 30, 2007. The additional 211 financing source customers added are lower transaction volume customers with higher price per application tiers.
     Subscription Services Revenue. Subscription services revenue increased $15.5 million, or 29%, to $69.1 million for the nine months ended September 30, 2008 from $53.6 million for the nine months ended September 30, 2007. Revenue growth was favorably impacted by the increase in the total number of subscriptions to 33,123 as of September 30, 2008 from 27,469 as of September 30, 2007, together with a 2% increase in the average subscription price to $247 for the nine months ended September 30, 2008 from $243 for the nine months ended September 30, 2007 resulting from a change in the subscription product mix. These factors contributed $13.9 million to the increase in revenue which includes $2.0 million related to acquisitions.
     Other Revenue. Other revenue increased $3.9 million, or 52%, to $11.4 million for the nine months ended September 30, 2008 from $7.5 million for the nine months ended September 30, 2007. The $3.9 million increase was primarily resulting from approximately $4.0 million increase in dealer management system installation revenue from our Arkona business acquired in June 2007.
Cost of Revenue and Operating Expenses

	Nine Months Ended
	September 30,
	2008	2007
Cost of revenue	$84,431	$73,136
Product development	9,101	7,422
Selling, general and administrative	84,396	69,159

Total cost of revenue and operating expenses	$177,928	$149,717

     Cost of Revenue. Cost of revenue increased $11.3 million, or 15%, to $84.4 million for the nine months ended September 30, 2008 from $73.1 million for the nine months ended September 30, 2007. The $11.3 million increase was primarily the result of increased amortization and depreciation charges of $1.0 million, coupled with increased compensation and related benefits costs of $4.9 million and increased occupancy and telecommunications costs of $0.6 million due to headcount additions and salary increases, $1.7 million of technology expense, $1.8 million in cost of revenue from our dealer management system business and $0.4 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since September 30, 2007.
     Product Development Expenses. Product development expenses increased $1.7 million or 23%, to $9.1 million for the nine months ended September 30, 2008 from $7.4 million for the nine months ended September 30, 2007. The $1.7 million increase was primarily a result of increased compensation and related benefit costs of $1.3 million and occupancy and telecommunications costs of $0.1 million both due to headcount additions and salary increases, and increased depreciation expense of $0.1 million.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.2 million, or 22%, to $84.4 million for the nine months ended September 30, 2008 from $69.2 million for the nine months ended September 30, 2007. The $15.2 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $6.3 million due to headcount additions and salary increases, $6.7 million in increased professional fees related primarily to pending litigation, $2.0 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since September 30, 2007 and $0.6 million in increased depreciation expense, offset by a decrease in marketing expenses of $0.9 million.

Impairment of auction rate securities

	Nine Months Ended
	September 30,
	2008	2007
Impairment of auction rate securities	$(5,664)	$—
     We measured the fair value of our auction rate securities as of September 30, 2008, and determined that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result we recognized a $5.7 million impairment charge for the nine months ended September 30, 2008. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the impairment charge.
Provision for Income Taxes

	Nine Months Ended
	September 30,
	2008	2007
Provision for income taxes, net	$(5,323)	$(11,276)
     The provision for income taxes for the nine months ended September 30, 2008 of $5.3 million consisted primarily of $2.0 million of federal tax expense, and $3.3 million of tax expense for our Canadian subsidiary. The provision for income taxes for the nine months ended September 30, 2007 of $11.3 million consisted primarily of $8.0 million of federal tax expense, $1.1 million of state and local income taxes, $0.5 million of adjustments due to a change in the New York State tax rate, and $1.7 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the nine months ended September 30, 2008 and 2007 is $1.0 million and $0.8 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 12.3% and 3.0% impact on the effective tax rate for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax rate for the nine months ended September 30, 2008 is 65.5% compare with 41.9% for the nine months ended September 30, 2007. The primary reason for the variation in tax rates is the impairment loss on auction rate securities recorded during the nine months ended September 30, 2008. No tax benefit is recorded with respect to the impairment loss recorded on the auction rate securities. If such securities were sold and the losses were realized for tax purposes, the losses on such sales would be capital losses. Capital losses generally may only be used to offset income from capital gains. Since the Company does not anticipate any capital gains in the foreseeable future, no tax benefit is recorded with respect to the impairment losses as it is not likely that tax benefits would ultimately be realized from such losses. Had it not been for the significant tax rate variation resulting from the impact of the impairment losses, our effective tax rate for the nine months ended September 30, 2008 would have been 38.6% compared with 41.9% for the nine months ended September 30, 2007. The primary reason for the reduction in tax rate are the impact of rate changes on deferred taxes, tax return true-ups, and an increase in tax exempt or tax preferred income as a percentage of overall pre-tax income. The rate reduction attributable to tax return true-ups is primarily the result of state and local tax reductions due to planning initiatives.
Liquidity and Capital Resources
     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and web site development costs for the nine months ended September 30, 2008 were $13.6 million, of which $11.7 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. On April 15, 2008, our $25.0 million revolving credit facility expired and was not renewed.
     As of September 30, 2008, we had $135.3 million of cash and cash equivalents, $59.0 million in short-term investments, $5.5 million in non-current investments and $199.4 million in working capital, as compared to $50.6 million of cash and cash equivalents, $169.6 million in short-term investments and $222.8 million in working capital as of December 31, 2007.
     As of September 30, 2008, there was $30.3 million remaining in our stock repurchase program to purchase our common stock through March 31, 2009. The stock repurchase program may be limited or terminated at any time by our Board of Directors without prior notice.
     Under the terms of the merger agreement with AutoStyleMart, Inc. and Curomax Corporation, we have future contingent payment obligations of up to $11.0 million and $2.2 million in cash, respectively, based upon the achievement of certain operational targets. As of September 30, 2008, we are uncertain if the operational targets for the earnouts for AutoStyleMart, Inc. will be achieved, and as such no compensation expense or purchase price has been recorded in connection with the contingent payment obligation. For Curomax Corporation, as of September 30, 2008, we have determined that certain operational conditions have been met and as such, we have recorded a liability of approximately $1.7 million that is expected to be paid out during the first quarter of 2009. The operational conditions related to the remaining amount of $0.5 million for Curomax Corporation were not achieved and will not be paid. The additional purchase consideration was recorded as goodwill. We will continue to re-assess the probability of achievement of the operational targets on a quarterly basis. For further information see Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

     Reductions in interest rates and changes in investments could materially impact our interest income and may negatively impact future reported operating results and earnings per share.
     Based on our available cash and other investments, we do not currently anticipate a lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the impairment charge.
     The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$44,330	$33,143
Net cash provided by (used in) investing activities	$84,246	$(46,766)
Net cash (used in) provided by financing activities	$(42,779)	$10,498
Operating Activities
     Net cash provided by operating activities of $44.3 million for the nine months ended September 30, 2008 was primarily attributable to net income of $2.8 million, which includes depreciation and amortization of $29.4 million, stock-based compensation expense of $10.4 million, an increase to the provision for doubtful accounts and sales credits of $6.0 million, an impairment recognized on auction rate securities of $5.7 million (Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on From 10-Q for further information regarding the impairment charge), an increase to deferred revenue and other current liabilities of $1.0 million, and an increase in other long-term liabilities of $2.1, partially offset by decreases in accounts payable and accrued expenses of $5.6 million, a deferred tax benefit of $1.9 million, a stock-based compensation windfall tax benefit of $0.4 million, an increase in prepaid expenses and other current assets of $1.0 million, and an increase in accounts receivable of $4.6 million due to an overall increase in revenue. Net cash provided by operating activities of $33.1 million for the nine months ended September 30, 2007 was primarily attributable to net income of $15.6 million, which includes depreciation and amortization of $27.6 million, stock-based compensation expense of $8.0 million, an increase to the provision for doubtful accounts and sales credits of $3.9 million, an increase in accounts payable and accrued expenses of $2.9 million and an increase to deferred revenue and other current liabilities of $0.3 million, partially offset by a deferred tax benefit of $5.0 million, a stock-based compensation windfall tax benefit of $6.2 million, and an increase in accounts receivable of $13.9 million due to an overall increase in revenue.
Investing Activities
     Net cash provided by investing activities of $84.2 million for the nine months ended September 30, 2008 was primarily attributable to the net sale of investments of $99.2 million offset by capital expenditures of $4.9 million, capitalized software and web site development costs of $6.8 million, and the payment for net assets acquired of $3.5 million. Net cash used in investing activities of $46.8 million for the nine months ended September 30, 2007 was attributable to capital expenditures of $4.3 million, capitalized software and website development costs of $4.4 million, and payments for net assets acquired of $109.4 million, offset by the net sale of short-term investments of $71.4 million.
Financing Activities
     Net cash used in financing activities of $42.8 million for the nine months ended September 30, 2008 was primarily attributable to the repurchase of 2.6 million shares of common stock for an aggregate price of approximately $44.7 million, offset by the net proceeds received from employee stock purchases under our employee stock purchase plan of $1.4 million and the exercise of employee stock options of $0.9 million. Net cash provided by financing activities of $10.5 million for the nine months ended September 30, 2007 was attributable to the receipt of cash proceeds from the exercise of employee stock options of $3.5 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $1.3 million, and stock-based compensation windfall tax benefit of $6.2 million offset by principal payment on notes payable and capital lease obligations of $0.4 million.
Contractual Obligations
     As of September 30, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for an inventory purchase agreement entered into on June 23, 2008. Under the terms of the inventory purchase agreement we agreed to purchase 2,000 ePad units for approximately $0.3 million. As of September 30, 2008, we have only received 390 units.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Industry Trends
     The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The tightening of the credit markets has caused a significant decline in the number of lending relationships between the various financing sources and automotive dealers available through our network. At the same time, the overall decrease in automobile sales, which were at an 11-year low for the first nine months of 2008, has reduced the number of automobile dealers. Together, these factors have meaningfully impacted our transaction volume compared to historical levels. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could impair the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions persist for an extended period of time.
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
Interest Rate Exposure
     As of September 30, 2008, we had cash, cash equivalents, short-term investments and non-current investments of $199.7 million invested in money market instruments, corporate bonds, municipal notes and tax-exempt auction rate securities and tax advantaged preferred stock trust securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.
     We reduced the par value of our investments in preferred stock trusts from $9.6 million to $3.9 million and recorded an other-than-temporary impairment charge of $5.7 million for the three months ended September 30, 2008. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on form 10-Q for further information regarding the impairment charge.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On July 21, 2008, the court resolved disputed issues of inventorship, validity, inequitable conduct, and RouteOne’s exposure to a willful infringement claim, in our favor. These rulings eliminate certain defenses by RouteOne and Finance Express.
     On September 30, 2008, Judge Gilford, the federal district court judge in the central district of California hearing our case, issued his Markman Ruling on claim interpretation. In a patent infringement case the plaintiff, DealerTrack, only needs one claim in one patent to win the case. Judge Gilford ruled that three of DealerTrack’s claims in its ‘427 patent, the most recently issued, were “not invalid” as RouteOne had claimed and that DealerTrack may proceed in its case of infringement against Route One on the claims in this patent.
     In other rulings, the court found that claims of two other issued patents in the lawsuit were either not infringed or invalid.
     The jury trial, which was scheduled for October 28, 2008, has now been rescheduled for February 24, 2009.
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
     As of September 30, 2008, approximately $3.9 million of our investment portfolio consisted of preferred stock trust auction rate securities. These securities have come up for auction and the auctions have failed. As of September 30, 2008, we have $5.7 million in other than temporary impairment charges related to these securities. The valuation of our auction rate securities is subject to uncertainties that are difficult to predict and we may be required to further reduce the carrying value of these securities which would result in an additional loss being recognized in our statement of operations, which could be material. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the trust dissolves and distributes the underlying securities. As a result, we have classified those securities with failed auctions as long-term assets in our consolidated balance sheet. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions related to these securities will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual. Refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the impairment charge.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
     From time to time, in connection with the vesting of restricted common stock under our Amended and Restated 2005 Incentive Award Plan, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock. Additionally, on March 18, 2008, the Board of Directors authorized a stock repurchase programs under which we may spend up to $75.0 million to repurchase our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by the Board of Directors without prior notice. From inception of the program through September 30, 2008, we repurchased approximately 2.6 million shares of common stock for an aggregate price of approximately $44.7 million, of which 1.6 million shares of common stock for an aggregate price of $25.6 million was repurchased during the three months ended September 30, 2008.
     The following table sets forth the repurchases for the three months ended September 30, 2008:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2008	1,005,716	$14.84	1,005,716	(1)
August 2008	175,508	$17.47	175,000	(1)
September 2008	420,000	$18.33	420,000	(1)

Total	1,601,224

(1)	As of September 30, 2008, an additional $30.3 million of our common stock may still be purchased under the repurchase program.

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Robert J. Cox III, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date: November 6, 2008	/s/ Robert J. Cox III
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