Form 10-K
period 2008-12-31
DealerTrack Holdings, Inc.
filed 2009-02-24
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $535 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $14.11 per share).

As of February 1, 2009, 39,833,200 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page

Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Consolidated Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	90
Item 10.	Directors, Executive Officers and Corporate Governance	90
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions, and Director Independence	91
Item 14.	Principal Accountant Fees and Services	91
Item 15.	Exhibits and Financial Statement Schedule	92
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS
EX-10.10: AMENDMENT NO. 1 TO AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.11: AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.12: AMENDMENT NO. 1 TO AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.14: AMENDMENT NO. 1 TO AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.16: AMENDMENT NO. 1 TO AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.21: AMENDMENT NO. 1 TO AMENDED AND RESTATED SENIOR EXECUTIVE EMPLOYMENT AGREEMENT
EX-10.31: FORM OF RESTRICTED STOCK UNIT AGREEMENT
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

Overview

DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of December 31, 2008, consisted of over 19,000 dealers, over 730 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network offers a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and DealerTrack Systems, Inc.

We maintain a website at www.dealertrack.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to the Securities and Exchange Commission (the “SEC”). Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.

Our Business

Dealers traditionally relied upon fax and mail delivery methods for processing their financing and insurance offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing or insurance. For example, legacy paper systems required the consumer to fill out a paper credit application for each of the financing sources to which he or she applied. The dealer then faxed the credit application to each financing source and awaited a series of return faxes. When a financing source approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the financing source via mail or overnight courier. The financing source then manually checked the contract for any errors or omissions and if the contract or ancillary documents were accurate and complete, the financing source paid the dealer for the assignment of the contract. The cumbersome nature of this process can limit the range of options available to consumers and delay the availability of financing. In addition, the sale of insurance and warranty products can be hindered by dealers consulting out-of-date paper program catalogues and not being aware of all of the insurance programs and other aftermarket sales opportunities available to offer the consumer.

In an effort to address the inefficiencies in the traditional workflow processes, dealers have employed technology to manage their businesses. For example, dealers have made significant investments in DMS software to streamline their back office functions, such as accounting, inventory, communications with manufacturers, parts and service, and have deployed customer relationship management (CRM) software to track consumer behavior and maintain active post-sale relationships with consumers to increase aftermarket sales and future automobile sales. However, these DMS and CRM software systems typically reside within the physical dealership and have not historically been fully integrated with each other, resulting in new inefficiencies. For example, many DMS and CRM systems require additional manual entry of consumer information and manual tracking of consumer behavior at multiple points along the retail value chain. These inefficiencies slow the sales and customer management process, as different and sometimes contradictory information is recorded on separate systems. In addition, key information about the consumer may not be provided to the salesperson on the sales floor although it may exist in one of the dealers’ systems.

In contrast to most dealer legacy systems, our web-based solutions are generally open and flexible. Our network improves efficiency and reduces processing time for dealers, financing sources, and other participants, and integrates the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers. We primarily generate revenue on either a transaction or subscription basis, depending on the customer and the product or service provided.

Our Customers

We believe our suite of integrated on-demand software and data solutions addresses many of the inefficiencies in the automotive retail value chain and delivers benefits to dealers, financing sources, aftermarket providers, and other service and information providers.

Dealers

We offer franchised and independent dealers a suite of low-cost on-demand DMS, inventory management, sales and compliance solutions, that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles.

Our automated, web-based credit application-processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each financing source to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple financing sources and obtain credit decisions quickly and efficiently. This service is free to our dealer customers.

We offer a comprehensive DMS, allowing dealers to manage functions across their entire business, and a complete suite of subscription solutions that complements our credit application processing product allowing dealers to integrate and better manage their business processes. We offer a compliance solution that helps dealers comply with red flags regulations and offers reporting functions. Additionally, we have inventory management solutions to help dealers manage their inventory and pricing and our sales solution streamlines the vehicle and aftermarket sales processes. Included in our sales solutions are products that allows dealers and consumers to complete finance contracts electronically, which a dealer can then transmit to participating financing sources for funding, further streamlining the financing process and reducing transaction costs for both dealers and financing sources. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles.

Financing Sources

Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease financing sources’ costs of originating loans or leases. We also offer a contract-processing solution, which can provide financing sources with retail automotive contracts and related documents in a digital or electronic format. We believe our solutions significantly streamline the financing process and improve the efficiency and/or profitability of each financing transaction. We electronically transmit complete credit application and contract data, reducing costs and errors and improving efficiency for both prime and non-prime financing sources. We also believe that our credit application processing product enables our financing source customers to increase credit originations. Our network is configured to enable our financing source customers to connect easily with dealers with whom they can establish new business relations. We believe that financing sources that utilize our solutions experience a significant competitive advantage over financing sources that rely on the legacy paper and fax processes.

Aftermarket Providers

Our DealerTrack Aftermarket Networktm gives dealers access to real-time contract rating information and quote generation, and provides digital contracting for aftermarket products and services. The aftermarket sales and contracting process was previously executed through individual aftermarket providers’ websites or through a cumbersome paper-based process prone to frequent delays and errors. Our on-demand connection between dealers and aftermarket providers creates a faster process, improves accuracy, and eliminates duplicate data entry for both dealers and aftermarket providers. We believe this more efficient process combined with the use of our on-demand electronic menu product makes it possible for dealers to more effectively sell aftermarket products and services. We expect that most, if not all, categories of aftermarket products and services will be available via our network, including vehicle recovery systems, extended service contracts, chemical coatings, and credit life and disability insurance. As of December 31, 2008, over 25 aftermarket providers are signed on to the DealerTrack Aftermarket Network.

Other Service and Information Providers

We believe that our software as a service model is a superior method of delivering products and services to our customers. Our web-based solutions enable third-party service and information providers to deliver their products and services more broadly and efficiently, which increases the value of our integrated solutions to our dealer customers. We believe we offer our third-party service and information providers a secure and efficient means of delivering their data to our dealer and financing source customers. For example, the credit reporting agencies can provide dealers with consumers’ credit reports electronically and integrate the delivery of the prospective consumers’ credit reports with our credit application processing and other products. Additionally, our inventory management solution integrates real time pricing data and wholesale auction data to give dealers access to available market information.

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

Our Growth Strategy

Our growth strategy is to leverage our position as a leading provider of on-demand software and data solutions to the U.S. automotive retail industry. Key elements of our growth strategy are:

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and financing source customer base through the efforts of our direct sales force. While as of December 31, 2008 we had over 730 active financing source customers, we will focus on adding select regional banks, credit unions, financing companies, and the captive financing affiliates of automotive manufacturers to our network. We also intend to increase the number of other service and information providers in our network by adding, among others, insurance and other aftermarket service and accessory providers. Additionally, we are increasing our installation capacity for our DMS business to expand our customer base for that solution.

Sell Additional Products and Services to Our Existing Customers

In order to increase the number of products and services purchased by our existing customers, we have redesigned our sales plan to focus on four integrated solutions (DMS, Inventory Management, Compliance and Sales) rather than independent products. We believe that a significant market opportunity exists for us to sell additional products and services to the approximately 70% of our over 19,000 active dealer customers that utilize our credit application processing product, and have purchased one or more of our subscription-based products or services. Similarly, the over 730 financing sources that utilize our credit application product represent a market opportunity for us to sell our electronic and digital contracting solution.

Expand Our Offerings

We expect to expand our suite of products and services to address the evolving needs of our customers. Beginning in 2009, we will market our products as four integrated solutions, DMS, Inventory Management, Compliance and Sales. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, financing sources and other service and information providers. For example, we expanded our DMS solution through the addition of CRM functionality. We are also committed to being an open technology partner with our dealers and further integrating our solutions with third-parties to meet their needs. We also are continuing to add reporting capability to our compliance solution and third-party integrations to our inventory management solution.

Pursue Acquisitions and Strategic Alliances

We have augmented the growth of our business by completing strategic acquisitions. In executing our acquisition strategy, we have focused on identifying businesses that we believe will increase our market share or that have products, services and technology that are complementary to our product and service offerings. We believe that our success in completing these acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships and accelerate our growth. We intend to continue to grow and advance our business through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our network, strengthen technology offerings and/or increase our market share.

Our Solutions

Starting in January 2009, we redesigned our sales plan and rather than offering independent products we began offering four integrated solutions: DMS, Inventory Management, Compliance and Sales.

Solutions	Products and Services	Subscription/Transaction

Dealer Management System (DMS) Solution:	• DealerTrack Arkona DMS	• Subscription

Inventory Management Solutions:	• AAX®	• Subscription
	• InventoryPro	• Subscription
	• PriceDrivertm	• Subscription

Compliance Solution:	• DealWatchtm	• Subscription
	• DealerTrack eMenutm	• Subscription

Sales Solution:	• SalesMakertm	• Subscription
	• BookOut	• Subscription
	• DealerTrack eMenutm	• Subscription
	• DealerTrack Aftermarket Networktm	• Transaction
	• DealerTrack eContractingtm	• Subscription and Transaction
	• eDocs (for lenders)	• Transaction
	• DealerTrack’s accessory solution	• Subscription and Transaction
	• ToolKittm (On-line credit application processing platform)	• Transaction
	• DealTransfer®	• Subscription

Each of our four integrated solutions are supported by our Data Services, which include ALG Data Services, Chrome New Vehicle Data, Chrome VIN Match, Chrome Construct, Automotive Description Services, Chrome IQ, Chrome BookLink, Chrome Carbook Showroom ®, PC Carbook ®, Carbook Fleet Edition and Chrome Interactive Media. We generally charge our customers a subscription fee to use these products.

We generally charge dealers a monthly subscription fee for each of our solutions. A transaction fee is generally charged to our financing source customers for each credit application that dealers submit to them and for each financing contract executed via our electronic contracting and digital contract processing solution, as well as for any portfolio residual value analyses we perform for them. We charge a transaction fee to the dealer or credit report provider for each fee-bearing credit report accessed by dealers. We charge a transaction fee to the aftermarket provider for each aftermarket contract executed and delivered from our network.

DMS Solution:

DealerTrack Arkona DMS — The DealerTrack Arkona DMS is a dealer management system that gives dealers control of their business across every department. It is an open platform that allows dealers to integrate and manage all the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order (ERO), vehicle inventory, contact management, payroll and personnel management. We charge our dealer customers subscription fees to use this solution.

Inventory Management Solutions:

A dealer can choose any one of our three inventory management solutions as listed below:

AAX® — AAX is a, full-featured inventory system. Dealers can identify high-profit, fast turning vehicles, quickly and easily adjust price to be more competitive. The robust enterprise reporting is designed for multi-store inventory optimization. Daily performance tracking is enabled by real time reporting and custom built inventory modeling. Consulting services optimize inventory management and enhance product performance.

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

PriceDriver — PriceDriver provides dealerships will a market view and pricing updates to increase sales opportunities with right priced inventory. It also allows dealers to establish and enforce pricing policies within the dealership and compare pricing to others in the dealers market.

Compliance Solution:

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

Sales Solution:

A dealer can choose any one or more of the subscription sales solutions as listed below:

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

DealerTrack Aftermarket Networktm — The DealerTrack Aftermarket Network provides real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network include extended service contracts, GAP, etch, credit life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network is fully integrated into the DealerTrack network, we expect both dealers and aftermarket providers will benefit from improved accuracy and elimination of duplicate data entry. We charge aftermarket providers transaction fees for each aftermarket product purchased that is transmitted by a dealer to the aftermarket provider through our network.

DealerTrack eContracting and eDocs — Our DealerTrack eContracting product allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to financing sources that participate in eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process. Our eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate financing source. Together, eDocs and eContracting enable financing sources to create a 100% digital contract workflow. We charge our dealer customers subscription fees to use the eContracting product and our participating financing source customers pay transaction fees for each electronic or digital contract that we transmit electronically to them by eContracting or eDocs.

DealerTrack’s accessories solution — The DealerTrack accessory solution provides dealerships with a tool to present and sell accessory products. Dealerships can also source products through the system and purchase those products for their customers. Dealers pay a subscription fee for this product. We charge accessory providers transaction fees as well.

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

DealTransfer® — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our ToolKit product with just a few mouse clicks. This allows dealers to avoid reentering transaction information once the information is on any of the dealer’s systems. We charge our dealer customers subscription fees to use this product.

Data Services:

ALG Residual Value Guides — ALG Residual Value Guides are the industry standard for the residual value forecasting of vehicles. New car residual values are available in a national percentage guide, as well as regional dollar guides. Financing sources and dealers use ALG Residual Value Guides as the basis to create leasing programs for new and used automotive leases. We charge our financing source customers, and other industry participant’s subscription fees to use this product.

ALG Data Services — ALG is the primary provider of vehicle residual value data to automotive industry participants, including manufacturers, banks and other financing sources, desking software companies and automotive websites. We charge industry participants subscription or transaction fees for these data services.

Chrome New Vehicle Data — Chrome New Vehicle Data identifies automobile prices, as well as the standard and optional equipment available on particular automobiles. Dealers provide Chrome’s data on their websites and financing sources use the data in making financing decisions. We charge our customers subscription fees to use this product.

Chrome VINMatch — Chrome VINMatch converts a nondescript VIN into a rich description of a vehicle. Chrome’s vehicle descriptions allow dealers to get an accurate vehicle description and drill down to not only the year, make, and model, but unearthing engine type,fuel system, and even GVWR ranges. We charge our customers subscription fees to use this product.

Chrome Construct — Chrome Construct combines vehicle research, configuration and comparison tools into one web service. The data is provided and maintained by Chrome. We charge our customers a transactional or subscription fees to use this product.

Chrome Automotive Description Service (ADS) and ChromeIQ — Chrome ADS is a web service that turns a VIN into a rich description of a vehicle, including prices, options, colors and standard equipment. Chrome IQ converts batches of VINs into rich vehicle descriptions. We charge our customers a transactional or subscription fee to use these products.

Chrome BookLink— Chrome BookLink allows customers to quickly and easily map between Chrome’s New Vehicle Data and a used book provider without having to implement, host, or update mapping tables. We charge our customers a subscription fee to use this product.

Chrome Carbook Showroom®, PC Carbook (R) and Carbook Fleet Edition — Carbook Showroom, PC Carbook and Carbook Fleet Edition provide automotive specification and pricing information. These products enable dealers, fleet managers, financial institutions and consumers to specify and price a new and used automobile online, which helps promote standardized information among these parties and facilitates the initial contact between buyer and seller. We charge our customers and other industry participants subscription fees to use these products.

Chrome Interactive Media — Chrome Interactive Media includes vehicle still photographs and full motion vehicle video for use on dealer and auto industry portal websites. The products are used to present an accurate, high-impact view of vehicles to facilitate sales. Our customers are charged either a transaction or subscription fee for these products.

International

Our subsidiary, DealerTrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. Historically, we have provided our Canadian customers with only our credit application and contract processing products. In 2007, we began offering them select subscription products. For the year ended December 31, 2008, our Canadian operations generated approximately 11% of our net revenue.

Technology

Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Product development expense for the years ended December 31, 2008, 2007, and 2006 was $11.7 million, $9.8 million and $9.2 million, respectively. Our technology includes the following primary components:

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

Infrastructure

Our technology infrastructure is hosted externally and consists of production sites and a disaster recovery site. The production site for the DealerTrack credit application network is fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we employ system redundancy in order to minimize system downtime.

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

We maintain a certification from Cybertrust Inc., a leading industry security certification body, for the DealerTrack credit application network. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our website’s perimeter defenses. As a result of this process, recommendations are made and implemented. The certification program requires continual monitoring and adherence to critical security policies and practices.

Customer Development and Retention

Sales

Our sales resources are focused on four primary areas: dealers, financing sources, aftermarket providers, and other industry providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. Our dealer sales resources focus on selling our subscription-based products and services to dealers through field sales and telesales efforts, and also support the implementation of subscription-based and transaction-based products for dealers. Financing source relationships are managed by a team that also focuses on adding more financing sources to our network and increasing the use of our eContracting and eDocs solution. Relationships with our aftermarket providers are managed by a team that also focuses on adding more aftermarket providers to the network. Relationships with other providers (including automotive manufacturers) are managed across various areas of our organization.

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

Customer Service

We believe superior customer support is important to retaining and expanding our customer base. We have a comprehensive technical support program to assist our customers in maximizing the value they get from our products and services and solving any problems or issues. We provide telephone support, e-mail support and online information and consulting services about our products and services. Our customer service group handles general customer inquiries, such as questions about resetting passwords, how to subscribe to products and services, the status of product subscriptions and how to use our products and services, and is available to customers by telephone, e-mail or over the web. Our technical support specialists are extensively trained in the use of our products and services.

Customers

Our primary customers are dealers and financing sources. Our network of financing sources includes national and regional prime, near prime and non-prime financing sources; regional and local banks and credit unions. As of December 31, 2008, we had over 19,000 dealers and over 730 financing sources active in our network. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions, except for our DMS agreements, which have more flexible terms. Our initial agreements with our financing source customers typically run for two years, with one-year automatic extensions. No customer represented more than 10% of our revenue for the year ended December 31, 2008.

Competition

The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including AppOne, CUDL, Finance Express, Open Dealer Exchange, and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp. and Volkswagen Credit;

•	dealer management system providers, including ADP, Inc. and The Reynolds and Reynolds Company;

•	automotive retail sales desking providers, including ADP, Inc. and Market Scan Information Systems, Inc.;

•	vehicle configuration providers, including Autodata Solutions Company, R.L. Polk & Co. and JATO Dynamics, Inc.;

•	providers of services related to aftermarket products, including MenuVantage and the StoneEagle Group;

•	providers of inventory analytic tools, including First Look, LLC and vAuto, Inc., and;

•	providers of compliance solutions; including Compli and the three credit reporting agencies.

DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. In particular, RouteOne, a joint venture formed and controlled by Chrysler Financial Corporation, Ford Motor Credit Corporation, General Motors Acceptance Corporation and Toyota Financial Services, has relationships with these and other affiliated captive financing sources that are not part of our network. Additionally, on January 21, 2009 ADP, Inc. and Reynolds and Reynolds, announced a joint venture, Open Dealer Exchange, and may have the ability to build on its joint venture partner’s relationships in providing DMS software to over 16,000 dealers. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of product development and customer support.

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

State Laws and Regulations

The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, most states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as consumer protection and unfair and deceptive trade practices. Recently, certain states have passed laws requiring specific security protections for personal information of state residents.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by all states. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consents to transact business electronically are obtained. The Revised Uniform Commercial Code Section 9-105 (“UCC 9-105”) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our eContracting product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our financing source customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate financing source compliance.

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

Industry Trends

The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The tightening of the credit markets has caused a significant decline in the number of lending relationships between the various financing sources and dealers available through our network. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 was the worst year for selling vehicles since 1992 and, as a result, the number of automobile dealers declined in 2008 and is projected to further decline in 2009. Together, these factors have meaningfully impacted our transaction volume compared to historical levels. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. Additionally, the recent federal bailout of automobile manufacturers, and the possibility of a major automobile manufacturer filing for bankruptcy are expected to cause further volatility in the automotive industry. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could impair the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions persist for an extended period of time.

Employees

As of December 31, 2008, we had approximately 1,100 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as the more detailed descriptions of our business elsewhere in this Annual Report on Form 10-K . The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, prospects, financial condition or results of operations. Our business, prospects, financial condition or results of operations could be materially and adversely affected by the following:

Economic trends that affect the automotive retail industry or the indirect automotive financing industry may have a negative effect on our business.

Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by further reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of financing source or automotive dealer customers that subscribe to our products and services or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could continue to adversely affect our financing source and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. New car sales declined to a ten year low in 2008 and are projected to further decline during 2009. Additionally, a certain number of our financing source customers are dependent on continued access to the capital markets, which have contracted as of late, in order to fund their lending activities. These negative trends may result in our financing sources further reducing the number of automobile dealers that they service or the number of contracts that they make which could result in a reduction in the number of credit applications that are processed through our network. Additionally, due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and is projected to further decline in 2009. A bankruptcy filing by a major automobile manufacturer would further accelerate this consolidation trend. To the extent that these dealers have subscription products, the consolidation will result in cancellation of those products, Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debt.

Any such reductions in transactions or subscriptions or an increase in our bad debt could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to continue to compete effectively in our industry.

Competition in the automotive retail technology industry is intense. The indirect automotive retail finance industry is highly fragmented and is served by a variety of entities, including DMS providers, web-based automotive finance credit application processors, the proprietary credit application processing systems of the financing source affiliates of automobile manufacturers, automotive retail sales desking providers and vehicle configuration providers. DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for DMS, menu-selling products and services, compliance products and inventory analytics. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

We may face increased competition from AppOne, CUDL, Finance Express, Open Dealer Exchange and RouteOne.

ADP, Inc. and Reynolds and Reynolds, the two leading providers of DMS, on January 21, 2009 announced they have recently formed Open Dealer Exchange as a joint venture to compete with our online portal application business. Open Dealer Exchange plans to leverage its owners’ penetration of the DMS space to better integrate the loan origination process into the dealer’s transactional, point-of-sale system, thereby giving them a competitive advantage. Additionally, our network of financing sources does not include the captive financing sources affiliated with Chrysler LLC, Ford Motor Company, General Motors Corporation or Toyota Motor Corporation, which have formed RouteOne to operate as a direct competitor of ours to serve their respective franchised dealers. RouteOne has the ability to offer its dealers access to captive or other financing sources that are not in our network. RouteOne was launched in November 2003, and officially re-launched in July 2004. A significant number of independent financing sources, including many of the independent financing sources in our network, are participating on the RouteOne credit application processing and routing portal. If either Open Dealer Exchange or RouteOne increases the number of independent financing sources on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to Open Dealer Exchange or RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish. We believe that both Open Dealer Exchange and RouteOne have repeatedly approached certain of our largest financing source customers seeking to have them join their credit application processing and routing portal. In addition, CU Direct Corporation, through its CUDL portal, has directly targeted credit unions, which comprise a large number of our financing source customers. Finance Express and AppOne have targeted the independent dealer channel.

Some vendors of software products used by automotive dealers, including certain of our competitors, are designing their software and using financial or other incentives to make it more difficult for our customers to use our products and services.

Currently, some software vendors, including some of our competitors, have designed their software systems in order to make it difficult to integrate with third-party products and services such as ours and others have announced their intention to do so. Some software vendors also use financial or other incentives to encourage their customers to purchase such vendors’ products and services. These obstacles could make it more difficult for us to compete with these vendors and could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we have agreements in place with various third-party software providers to facilitate integration between their software and our network, and we cannot assure you that each of these agreements will remain in place or that during the terms of these agreements these third parties will not increase the cost or level of difficulty in maintaining integration with their software. Certain of these agreements are currently in a wind-down period and while we continue to negotiate with these providers, there is no guarantee that we will be able to enter into a new agreement once the wind-down period ends. Additionally, we integrate certain of our solutions and services with other third parties’ software programs. These third parties may design or utilize their software in a manner that makes it more difficult for us to continue to integrate our solutions and services in the same manner, or at all. These developments could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our business, prospects, financial condition and results of operations depend on our ability to execute our business strategy, which includes the following key elements:

•	selling additional products and services to our existing customers;

•	expanding our customer base;

•	expanding our offerings; and

•	pursuing acquisitions and strategic alliances.

We may not succeed in implementing a portion or all of our business strategy and, even if we do succeed, our strategy may not have the favorable impact on operations that we anticipate. Our success depends on our ability to leverage our distribution channel and value proposition for dealers, financing sources and other service and information providers, offer a broad array of solutions, provide convenient, high-quality products and services, maintain our technological position and implement other elements of our business strategy.

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

Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the number of active lender to dealer relationships in the DealerTrack Network;

•	the volume of new and used automobiles financed or leased by our participating financing source customers;

•	the timing, size and nature of our subscriptions and any cancellations thereof;

•	automobile manufacturers or their captive financing sources offering special incentive programs such as discount pricing or low cost financing;

•	the timing of acquisitions or divestitures of businesses, products and services;

•	unpredictable sales cycles;

•	product and price competition regarding our products and services and those of our participating financing sources;

•	changes in our operating expenses;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	foreign currency fluctuations;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

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

We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients and to us as a service provider that certain regulations obligate our clients to monitor. These include the Gramm-Leach-Bliley Act (“GLB Act”) and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, and the Federal Trade Commission’s Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, and “Red Flags Rule,” as well as the Fair Credit Reporting Act (“FCRA”). If we, or a financing source or dealer discloses or uses consumer information provided through our system in violation of these or other laws, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business prospects, financial condition and results of operations.

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

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consent to conducting business electronically is obtained. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the financing sources in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our financing source customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate financing source compliance regarding the use of our electronic contracting product.

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

Since 2001, we have acquired numerous businesses, including, most recently, our acquisition of certain assets from JM Dealer Services, Inc., including AAX, in January 2009. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We have expanded our operations rapidly in recent years. For example, net revenue increased from $70.0 million for the year ended December 31, 2004 to $120.2 million, $173.3 million, $233.8 million and $242.7 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively. Our growth may place a strain on our management team, information systems and other resources. Our ability to successfully offer products and services and implement our business plan requires oversight from our senior management, as well as adequate information systems and other resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way. Our future operating results could also depend on our ability to manage:

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

If our intangible assets, such as trademarks and goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. For twelve days between October 24, 2008 and November 24, 2008 and on January 21, 2009 our market capitalization dropped below the carrying value of our consolidated net assets. Despite the fact that our market cap traded below our book value for twelve days we do not believe that there has been an impairment based on the duration and depth of the market decline as well as an implied control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements .However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill. In the event we had to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our investment portfolio has been subject to impairment charges due to the recent financial crisis in the capital markets and may be adversely impacted by further deterioration of the capital markets.

As of December 31, 2008, we have $5.3 million (net of impairment charge) of auction rate securities (ARS), of which, $3.7 million (net of impairment charge) is invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock of financial institutions and $1.6 million invested in tax-exempt state government obligations. Our investments securities are classified as available for sale and reported at fair value. ARS have long-term underlying maturities, but have interest rates that reset every six months or less. The $3.7 million invested in tax-advantaged preferred stock trust securities are associated with failed auctions, for which we have been, or expect to be notified that the trust will be dissolved and will distribute the underlying security. As we expect to receive the liquid underlying preferred stock instruments within ninety days of year end, we believe that the most representative measure of fair value of these trusts to be the Level 2 quoted market prices of the underlying preferred stock instruments. Based upon our assessment, we reduced the fair value of the investments in the preferred stock trusts from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings and an unrealized gain of $0.1 million to stockholders’ equity during the year ended December 31, 2008. The $1.6 million invested in tax-exempt state government obligations was valued at par using Level 3 data. Our intent is not to hold the $1.6 million of ARS invested in tax-exempt state government obligations to maturity, but rather use the interest reset feature to provide liquidity as necessary.

We reviewed the ARS portfolio for impairment in accordance with FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and Staff Accounting Bulletin Topic 5M Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities, to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. We have determined that the significant reduction in fair value related to our preferred stock trusts ARS was other-than-temporary and we recorded an impairment charge in our consolidated statements of operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting ARS. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual. The valuation of our ARS portfolio is subject to uncertainties that are difficult to predict and we may be required to further reduce the carrying value of these securities, which would result in an additional loss being recognized in our statement of operations, which could be material.

We may be required to recognize additional impairment charges for other-than-temporary declines in fair market value of our investments. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition.

The price of our common stock may be volatile, particularly given the economic downturn and volatility in domestic and international stock markets.

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

The stock market in general, the NASDAQ Global Market, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During 2008, our stock price has experienced volatility, with the closing price of our common stock on the NASDAQ Global Market having ranged from $34.07 on January 2, 2008 to $8.84 on November 6, 2008. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

Our corporate headquarters are located in Lake Success, New York, where we lease approximately 75,000 square feet of office space. Our principal offices are located in Santa Barbara, California; Portland, Oregon; Wilmington, Ohio; Mississauga, Ontario; and South Jordan, Utah.

In connection with the purchase of certain assets from JM Dealer Services, Inc, including AAX, on January 23, 2009, we expect to assume approximately 29,000 square feet of office space in Dallas, Texas.

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

DealerTrack Inc. v. RouteOne LLC

On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (“RouteOne”) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint sought injunctive relief as well as damages against RouteOne for infringement of two patents owned by us: U.S. Patent No. 6,587,841 (the “’841 Patent”) and U.S. Patent No. 5,878,403 (the “’403 Patent”). These patents relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also sought relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.

The court approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count was dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts were dismissed with prejudice.

DealerTrack, Inc. v. Finance Express et al., CV-06-2335;

DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and

DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (“Finance Express”), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the ’403 Patent and the ’841 Patent. Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.

On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ’403 Patent and ’841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.

On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Patent No. 7,181,427 (the “’427 Patent”). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the ’427 Patent.

The DealerTrack, Inc. v.  Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, were consolidated by the court. A hearing on claims construction, referred to as a

“Markman” hearing, was held on September 25, 2007. Fact and expert discovery and motions for summary judgment have been completed.

On July 21, 2008 and September 30, 2008, the court issued summary judgment orders disposing of certain issues and preserving other issues for trial.

On January 29, 2009, the parties filed a proposed pretrial order that the court has not yet entered. Under the proposed pretrial order, we expect the following claims to be tried:

1. RouteOne infringes claims 1, 3 and 4 of the ’427 Patent pursuant to 35 U.S.C. Section 271(a).

2. Finance Express infringes claims 7-9, 12, 14, 16 and 17 of the ’841 Patent pursuant to 35 U.S.C. Sections 271(a) and (b).

3. Finance Express infringes claims 1, 3 and 4 of the ’427 Patent pursuant to 35 U.S.C. Section 271(a).

RouteOne and Finance Express continue to assert that the patents are invalid and unenforceable, and continue to deny infringement.

Trial is currently scheduled to begin April 21, 2009.

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

Market Information

As of January 31, 2009, there were 36 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2008 and 2007, as reported by the NASDAQ Global Market.

	High	Low

Year Ended December 31, 2008
Fourth Quarter	$16.79	$8.84
Third Quarter	$20.82	$13.66
Second Quarter	$22.72	$14.08
First Quarter	$34.07	$15.22
Year Ended December 31, 2007
Fourth Quarter	$50.37	$31.10
Third Quarter	$42.75	$34.35
Second Quarter	$38.20	$30.04
First Quarter	$33.25	$26.00

Dividend Policy

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business.

Repurchases

From time to time, in connection with the vesting of restricted common stock under our incentive award plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock. Additionally, on March 18, 2008, the board of directors authorized a stock repurchase program under which we may spend up to $75.0 million to repurchase our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transaction in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by the board of directors without prior notice. From inception of the program through December 31, 2008, we repurchased 3.0 million shares of common stock for an aggregate price of approximately $49.8 million.

The following table sets forth the repurchases for the three months ended December 31, 2008:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program

October 2008	361,041	$12.82	360,000		(1)
November 2008	45,150	$10.48	45,000		(1)
December 2008	—	$—	n/a	n/a

(1)	As of December 31, 2008, an additional $25.2 million of our common stock may still be purchased under the repurchase program.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2006, 2005 and December 31, 2004 and for each of the two years in the period ended December 31, 2005 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and share amounts)

Consolidated Statements of Operations Data:
Net revenue	$242,706	$233,845	$173,272	$120,219	$70,044
Income from operations	7,052	27,531	20,739	9,831	7,722
Income before (provision) benefit for income taxes	5,697	32,786	26,133	8,528	7,661
Net income	$1,736	$19,752	$19,336	$4,468	$11,253
Basic net income per share(1)	$0.04	$0.50	$0.54	$0.17	$0.45
Diluted net income per share(1)(2)	$0.04	$0.48	$0.51	$0.12	$0.02
Weighted average shares outstanding	40,461,896	39,351,138	36,064,796	2,290,439	40,219
Weighted average shares outstanding assuming dilution	41,673,007	41,198,773	37,567,488	3,188,180	1,025,248

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term and long-term investments	$203,198	$220,144	$171,195	$103,264	$21,753
Working capital(3)	197,797	222,810	168,817	101,561	24,421
Total assets	437,215	482,926	321,513	220,615	76,681
Capital lease obligations (short and long-term), due to acquirees (short and long-term) and other long-term liabilities	11,663	11,872	10,103	9,984	7,999
Total redeemable convertible participating preferred stock	—	—	—	—	72,226
Retained earnings (accumulated deficit)	20,258	18,522	(1,230)	(20,566)	(25,034)
Total stockholders’ equity (deficit)	396,220	438,362	284,337	186,671	(20,001)

(1)	For the years ended December 31, 2005 and 2004, the basic and diluted earnings per share calculations include adjustments to net income relating to preferred dividends earned, but not paid, and net income amounts allocated to the participating preferred stockholders in order to compute net income applicable to common stockholders in accordance with SFAS No. 128, Earnings per Share and EITF 03-6, Participating Securities and the Two — Class Method under FASB No. 128.

(2)	In accordance with SFAS No. 128, for the years ended December 31, 2008, 2007 and 2006, we have excluded 393,333, 196,666 and 400,000 contingently issuable shares, respectively, from diluted weighted average common stock outstanding as their contingent conditions (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Please see Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for further information).

(3)	Working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto. In addition, you should read the sections entitled “Cautionary Statements Relating to Forward-Looking Statements” and “Risk Factors” in Part 1, Item 1 and Item 1A, respectively, in this Annual Report on Form 10-K .

Overview

DealerTrack is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of December 31, 2008, consisted of over 19,000 dealers, over 730 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc.,DealerTrack Systems, Inc., Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., and DealerTrack, Inc.

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, financing sources, and active lender to dealership relationships in the DealerTrack network, the number of transactions processed, the number of product subscriptions, the average transaction and subscription prices and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.

The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (only amounts in thousands, are EBITDA, capital expenditure data and transactions processed):

	Year Ended December 31,
	2008	2007	2006

EBITDA and Other Business Statistics:
EBITDA(1)(10)	$41,377	$66,014	$48,027
Capital expenditures, software and website development costs	$16,783	$15,068	$10,605
Active dealers in DealerTrack network as of end of the year(2)	19,652	22,043	22,147
Active financing sources in DealerTrack network as of end of year(3)	733	536	370
Active lender to dealer relationships(4)	156,437	226,314	n/a
Transactions processed(5)	79,655	90,869	71,515
Product subscriptions(6)	34,243	28,966	21,681
Average transaction price(7)	$1.66	$1.62	$1.58
Average subscription price(8)	$248	$245	$246
Average monthly subscription revenue per subscribing dealership(9)	$550	$474	$415

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles (GAAP). Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2008	2007	2006

GAAP net income	$1,736	$19,752	$19,336
Interest income	(4,720)	(5,606)	(4,289)
Interest expense	324	355	268
Provision for income taxes	3,961	13,034	6,797
Depreciation of property and equipment and amortization of capitalized software and website costs	13,295	10,262	8,629
Amortization of acquired identifiable intangibles	26,781	28,217	17,286

EBITDA (Non-GAAP)(10)	$41,377	$66,014	$48,027

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack or DealerTrack Canada network, including financing sources visible to dealers through drop down menus. This counting methodology reflects revisions we made in July 2008 to more accurately reflect the number of financing sourced available on the network.

(4)	Lender to dealer relationships are made up of two components, the number of financing sources on the DealerTrack network and the number of active dealers submitting applications. Lender to dealer relationships are counted by pair. For example, one lender’s relationship with 50 dealerships is counted as fifty relationships; the next lender’s relationship with the same 50 dealership would bring our relationship count to 100.

(5)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period. A new agreement executed during the fourth quarter of 2006 resulted in a different method of measurement regarding transaction volumes and fees from a particular credit bureau provider. This agreement resulted in an additional 2.5 million revenue-generating transactions processed through the network for the year ended December 31, 2006.

(6)	Represents revenue-generating subscriptions in the DealerTrack and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period.

(8)	Represents the average revenue earned per subscription in the DealerTrack and DealerTrack Canada networks during a given period.

(9)	Represents net subscription revenue divided by subscribing dealers in the DealerTrack and DealerTrack Canada networks.

(10)	For the year ended December 31, 2008, EBITDA includes an impairment charge of $6.0 million, related to the significant decline in certain auction rate securities, as described in Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K, and a charge of $1.9 million included in amortization of acquired identifiable intangibles, related to the impairment of an application processing contract, as described in Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K. For the year ended December 31, 2006, EBITDA includes $1.4 million in other income resulting from the DealerAccess purchase price adjustment, as described in Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Revenue

Transaction Services Revenue.  Transaction services revenue consists of revenue earned from our financing source customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers, and credit report providers, for each fee-bearing product accessed by dealers.

Subscription Services Revenue.  Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, and execute financing contracts electronically.

Other Revenue.  Other revenue consists of revenue primarily earned through training and installations of our DMS suite, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs (printing, binding, and delivery) associated with our residual value guides, installation and hardware costs associated with our DMS product offering, allocated overhead and amortization associated with capitalization of software.

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

We allocate certain overhead such as occupancy, telecommunications charges, and depreciation expense to all departments based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each other operating expense category.

Acquisitions and Related Amortization Expense

We have grown our business since inception through a combination of organic growth and acquisitions. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition.

On January 23, 2009, we acquired AAX® suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $32.6 million in cash. The AAX inventory management suite will be marketed in conjunction with our current inventory management solution. In accordance with SFAS 141R Business Combinations we expensed approximately $0.4 million of professional fees associated with the acquisition during the first quarter of 2009. We are in the process of finalizing the fair value assessment for the acquired assets, which is expected to be completed December 31, 2009, and accordingly the related purchase accounting is not final.

On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (ASM), for a purchase price of $4.0 million in cash (including direct acquisition costs of $0.2 million). ASM is a provider of accessories-related solutions to automotive dealerships. Under the terms of the merger agreement, we have a future contingent payment obligation of up to $11.0 million in cash, based upon the achievement of certain operational targets from February 2008 through February 2011. As the terms of the merger agreement required certain of the former stockholders to remain employees or consultants of DealerTrack for a certain period, a portion of the contingent purchase price if earned, will be classified as compensation. As of December 31, 2008, we are uncertain if the operational targets for the earnout will be achieved, and as such no compensation expense or purchase price has been recorded in connection with this contingent payment obligation. Quarterly, we will re-assess the probability of the achievement of the operational targets.

On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, for a cash purchase price of approximately $60.0 million (including direct acquisition costs of approximately $1.0 million). Arkona is a provider of on-demand dealer management systems for automotive dealerships.

On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax pursuant to a shares purchase agreement, dated as of January 16, 2007, for an adjusted cash purchase price of approximately $40.7 million (including direct acquisition and restructuring costs of approximately $1.6 million). Curomax is a provider of an Internet-based credit application and contract processing network in Canada. Under the terms of the shares purchase agreement, we have future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we have determined that certain operational conditions have been met and as such we have recorded a liability of approximately $1.4 million which was paid out on February 9, 2009. The operational conditions related to the remaining amount of $0.4 million were determined as of September 30, 2008 not to be achieved, however a subsequent reassessment determined that the operational conditions had been met and the additional $0.4 million of contingent purchase price was recorded as a liability at December 31, 2008 and will be paid in 2009. The $1.8 million of additional purchase consideration was recorded as goodwill.

Our acquisitions have been recorded under the purchase method of accounting, pursuant to which the total purchase price, including direct acquisition costs for all acquisitions completed prior to December 31, 2008, is allocated to the net assets acquired based upon estimates of the fair value of those assets. Any excess purchase price is allocated to goodwill. Amortization expense relating to intangible assets is recorded as a cost of revenue.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities.

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

Transaction Services Revenue.  Transaction services revenue consists of revenue earned from our financing source customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers, and credit report providers, for each fee-bearing product accessed by dealers.

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

Subscription Services Revenue.  Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three years. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.

Our revenue is presented net of a provision for sales credits, which are estimated based on historical results, and established in the period in which services are provided.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within our expectations when the provisions are established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

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

SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of our reporting unit using a market capitalization approach. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions, such as cash flow projections and discount rates. We perform our annual goodwill impairment test as of October 1 of every year or when there is a triggering event. Our estimate of the fair value of our reporting unit was in excess of its carrying value as of October 1, 2008 and 2007.

Historically, our market capitalization has been above the carrying value of our consolidated net assets and there has been no indication of potential impairment. The results of our most recent annual assessment performed on October 1, 2008 did not indicate any potential impairment of our goodwill.

Subsequent to our October 1, 2008 goodwill impairment test, our market capitalization was impacted by the volatility in the U.S equity markets. For twelve days between October 24, 2008 and November 24, 2008 and on January 21, 2009 our market capitalization was approximately 5% or less below the carrying value of our consolidated net assets of approximately $400 million, as of October 1, 2008. The period of October 24, 2008 and November 24, 2008, coincided with two specific events, the stock markets 52 week lows and the Detroit’s Big Three automakers first meeting in Washington to plead their case for financial aid from the federal government.

Despite the fact that our market cap traded below our book value for twelve days we do not believe that there has been an impairment based on the duration and depth of the market decline as well as an implied control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements. Long-lived assets, including property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

As discussed in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K, during the fourth quarter of 2008, as a result of a specific event, we recorded an impairment of an intangible asset of approximately $1.9 million to cost of revenue.

Our financial results are impacted by trends in the number of dealers serviced, the level of indirect financing and leasing by our participating financing source customers, the number of new and used vehicles sold, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could lead to an impairment of the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions persist for an extended period of time.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. At December 31, 2007, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.1 million. At December 31, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.5 million.

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

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterates the Ministry’s position that the transactions are subject to Ontario retail sales tax. The parties are now engaged in the discovery process and we expect this matter will be heard by the Superior Court in late 2009. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003, for these financing source revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $4.4 million (CAD) to $4.9 million (CAD), including penalties and interest.

Stock-Based Compensation

We have three types of stock-based compensation programs: stock options, restricted common stock, and an employee stock purchase plan (ESPP) that allows employees to purchase our common stock at a 15% discount each quarter through payroll deductions.

SFAS 123(R) requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period net of an estimated forfeiture rate. As permitted by SFAS 123(R), we elected the prospective transition method because we previously applied the minimum value method, as a private company, under FAS 123. Under this method, prior periods are not revised. Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.

Determining the appropriate fair value model and calculating the fair value of the share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards, the number of expected options or restricted common stock that will be forfeited prior to the completion of the vesting requirements, and the stock price volatility. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards. Due to our limited public company history, we believe we do not have appropriate historical experience to estimate future exercise patterns or our expected volatility; as such we based our expected life and expected volatility on the historical expected life and historical expected volatility of similar entities whose common shares are publicly traded. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new or modified stock awards on the effective date.

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

On August 2, 2006, November 2, 2006 and July 21, 2007, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000, 35,000 and 10,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any. In accordance with SFAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. We have met the EBITDA target for 2007 and have recorded expense related to the 2007 target for the years ended December 31, 2008 and 2007, of $0.7 million and $0.6 million, respectively. As of December 31, 2008, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the targets on a quarterly basis. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the market value award for the years ended December 31, 2008, 2007 and 2006, was $0.7 million, $0.7 million and $0.3 million, respectively.

Impairment of auction rate securities

As of December 31, 2008, we have $5.3 million (net of impairment charge) of auction rate securities (ARS), of which, $3.7 million (net of impairment charge) is invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock of financial institutions and $1.6 million invested in tax-exempt state government obligations. Our investments securities are classified as available for sale and reported at fair value. ARS have long-term underlying maturities, but have interest rates that reset every six months or less. The $3.7 million invested in tax-advantaged preferred stock trust securities are associated with failed auctions, for which we have been, or expect to be notified that the trust will be dissolved and will distribute the underlying security. As we expect to receive the liquid underlying preferred stock instruments within ninety days of year end, we believe that the most representative measure of fair value of these trusts to be the Level 2 quoted market prices of the underlying preferred stock instruments. Based upon our assessment, we reduced the fair value of the investments in the preferred stock trusts from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings and an unrealized gain of $0.1 million to stockholders’ equity during the year ended December 31, 2008. The $1.6 million invested in tax-exempt state government obligations was valued at par using Level 3 data. Our intent is not to hold the $1.6 million of ARS invested in tax-exempt state government obligations to maturity, but rather use the interest reset feature to provide liquidity as necessary.

We reviewed the ARS portfolio for impairment in accordance with FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and Staff Accounting Bulletin Topic 5M Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities, to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. We have determined that the significant reduction in fair value related to our preferred stock trusts ARS was other-than-temporary and we recorded an impairment charge in our consolidated statements of operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting ARS. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual. The valuation of our ARS portfolio is subject to uncertainties that are difficult to predict and we may be required to further reduce the carrying value of these securities, which would result in an additional loss being recognized in our statement of operations, which could be material.

Results of Operations

The following table sets forth, for the periods indicated, the selected consolidated statements of operations:

	Year Ended December 31,
	2008		2007		2006
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)

Consolidated Statements of Operations Data:
Net revenue(1)	$242,706	100.0%	$233,845	100.0%	$173,272	100.0%

Operating costs and expenses:
Cost of revenue(1)	113,731	46.9	99,631	42.6	70,843	40.9
Product development	11,658	4.8	9,808	4.2	9,153	5.2
Selling, general and administrative	110,265	45.4	96,875	41.4	72,537	41.9

Total operating costs and expenses	235,654	97.1	206,314	88.2	152,533	88.0

Income from operations	7,052	2.9	27,531	11.8	20,739	12.0
Interest income	4,720	1.9	5,606	2.4	4,289	2.5
Interest expense	(324)	(0.1)	(355)	(0.2)	(268)	(0.2)
Other income, net	205	0.1	4	—	1,373	0.8
Impairment of auction rate securities	(5,956)	(2.4)	—	—	—	—

Income before provision for income taxes	5,697	2.4	32,786	14.0	26,133	15.1
Provision for income taxes, net	(3,961)	(1.7)	(13,034)	(5.6)	(6,797)	(3.9)

Net income	$1,736	0.7%	$19,752	8.4%	$19,336	11.2%

	Year Ended December 31,
	2008		2007		2006
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)

(1) Related party revenue	$2,419	1.0%	$2,425	1.0%	$33,380	19.3%
Related party cost of revenue	9	0.0%	38	0.0%	1,840	1.1%

Years Ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,
	2008	2007
	(In thousands)

Transaction services revenue	$132,419	$147,312
Subscription services revenue	94,690	75,061
Other	15,597	11,472

Total net revenue	$242,706	$233,845

Total net revenue increased $8.9 million, or 4%, to $242.7 million for the year ended December 31, 2008 from $233.8 million for the year ended December 31, 2007.

Transaction Services Revenue.  Transaction services revenue decreased $14.9 million, or 10%, to $132.4 million for the year ended December 31, 2008 from $147.3 million for the year ended December 31, 2007. The decrease was primarily due to the decline in the volume of transactions processed through the DealerTrack network to 79.7 million for the year ended December 31, 2008 from 90.9 million for the year ended December 31, 2007, which was impacted by the 31% decrease in our number of lender to dealer relationships to 156,437 at December 31, 2008 from 226,314 at December 31, 2007. The 12% decrease in transaction volume resulted in an $18.6 million reduction in revenue for the year ended December 31, 2008. The ongoing tightening of the credit market caused a significant decline in the number of lending relationships between the various financing sources and automobile dealers available through our network; this together with the continual decline in vehicle sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $18.6 million related to the decrease in transaction volume was offset by a $3.6 million increase in the average transaction price to $1.66 as of December 31, 2008 from $1.62 for the year ended December 31, 2007. The contributing factor to the increase in average transaction price was the 37% increase in financing source customers active in our network to 733 as of December 31, 2008 from 536 as of December 31, 2007. The additional 197 financing source customers added are generally lower transaction volume customers with higher price per application tiers.

Subscription Services Revenue.  Subscription services revenue increased $19.6 million, or 26%, to $94.7 million for the year ended December 31, 2008 from $75.1 million for the year ended December 31, 2007. Subscription services revenue growth was favorably impacted by the increase in the total number of subscriptions to 34,243 as of December 31, 2008 from 28,966 as of December 31, 2007, together with a 1% increase in the average subscription price to $248 as of December 31, 2008 from $245 for the year ended December 31, 2007, resulting from a change in the subscription product mix. These factors contributed $16.7 million to the increase in revenue, which includes $5.1 million related to acquisitions. In addition to the $16.7 million increase in subscription service revenue is an increase of $4.3 million related to Chrome subscription revenue offset by a decrease of $1.4 million in ALG and other subscription revenue.

Other Revenue.  Other revenue increased $4.1 million, or 36%, to $15.6 million for the year ended December 31, 2008 from $11.5 million for the year ended December 31, 2007. The $4.1 million increase was primarily resulting from approximately $5.4 million increase in installation revenue from our DMS business acquired in June 2007, offset by a decrease in other revenue from SCS of $1.3 million.

Operating Costs and Expenses

	Year Ended December 31,
	2008	2007
	(In thousands)

Cost of revenue	$113,731	$99,631
Product development	11,658	9,808
Selling, general and administrative	110,265	96,875

Total cost of revenue and operating expenses	$235,654	$206,314

Cost of Revenue.  Cost of revenue increased $14.1 million, or 14%, to $113.7 million for the year ended December 31, 2008 from $99.6 million for the year ended December 31, 2007. The $14.1 million increase was primarily the result of increased software amortization and depreciation charges of $2.1 million, coupled with increased compensation and related benefit costs of $6.2 million and increased occupancy and telecommunications costs of $0.6 million due to headcount additions and salary increases, $2.4 million in technology expense, $2.1 million in cost of revenue from our DMS business, $0.5 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since December 31, 2007, an increase in amortization of intangible assets of approximately $1.9 million related to an impaired application processing contract with DHL where the remaining amortization was accelerated and recorded to cost of revenue (refer to Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the impairment charge), offset by a decrease in amortization of intangible assets of approximately $3.3 million resulting from fully amortized acquired intangibles.

Product Development Expenses.  Product development expenses increased $1.9 million, or 19%, to $11.7 million for the year ended December 31, 2008 from $9.8 million for the year ended December 31, 2007. The $1.9 million increase was primarily a result of increased compensation and related benefit costs of $1.4 million and occupancy and telecommunications costs of $0.2 million, both due to overall headcount additions and salary increases, and increased depreciation expense of $0.2 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $13.4 million, or 14%, to $110.3 million for the year ended December 31, 2008 from $96.9 million for year ended December 31, 2007. The $13.4 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $6.6 million due to headcount additions and salary increases, $4.9 million in increased professional fees related primarily to pending litigation, $2.5 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since December 31, 2007 and $0.8 million in increased depreciation expense, offset by a decrease in marketing expenses of $1.0 million.

Interest Income

	Year Ended December 31,
	2008	2007
	(In thousands)

Interest Income	$4,720	$5,606

Interest income decreased $0.9 million to $4.7 million for the year ended December 31, 2008 from $5.6 million for the year ended December 31, 2007. The $0.9 million decrease is primarily related to the decrease in our cash balance attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million, and the decrease in our weighted average interest rate to approximately 2.38% for the year ended December 31, 2008 from approximately 3.99% for the year ended December 31, 2007.

Impairment of auction rate securities

	Year Ended December 31,
	2008	2007
	(In thousands)

Impairment of auction rate securities	$(5,956)	$—

Due to the continued decline in the auction rate securities market we measured the fair value of our auction rate securities at each of the quarters in 2008, and determined in the third and fourth quarters of 2008 that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result we recognized a $5.7 million impairment charge during the three months ended September 30, 2008, and an additional impairment charge of $0.3 million for the three months ended December 31, 2008. Refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding this impairment charge.

Provision for Income Taxes

	Year Ended December 31,
	2008	2007
	(In thousands)

Provision for income taxes, net	$(3,961)	$(13,034)

The provision for income taxes for the year ended December 31, 2008 of $4.0 million consisted primarily of $0.7 million of federal tax expense, $0.6 of state income tax benefit, and $3.9 million of tax expense for our Canadian subsidiary. The provision for income taxes for the year ended December 31, 2007 of $13.0 million consisted primarily of $8.3 million of federal tax expense, $2.1 million of state and local income taxes, $0.5 million of adjustments due primarily to the changes in the New York State tax rate, and $2.1 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the year ended December 31, 2008 and 2007 is $1.2 million and $1.1 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 20.2% and 3.4% impact on the effective tax rate for the year ended December 31, 2008 and 2007, respectively. Our effective tax rate for the year ended December 31, 2008 is 69.5% compared with 39.8% for the year ended December 31, 2007. The primary reason for the variation in tax rates is the impairment loss on auction rate securities recorded during the year ended December 31, 2008. No tax benefit is recorded with respect to the impairment loss recorded on the auction rate securities. If such securities were sold and the losses were realized for tax purposes, the losses on such sales would be capital losses. Capital losses generally may only be used to offset income from capital gains. Since we do not anticipate any capital gains in the foreseeable future, no tax benefit is recorded with respect to the impairment losses as it is not more likely than not that tax benefits would ultimately be realized from such losses. A full valuation allowance has been booked for the losses. Had it not been for the significant tax rate variation resulting from the impact of the impairment losses, our effective tax rate for the year ended December 31, 2008 would have been 34.0% compared with 39.8% for the year ended December 31, 2007. The primary reason for the reduction in tax rate are the impact of rate changes on deferred taxes, tax return true-ups, and an increase in tax exempt or tax preferred income as a percentage of overall pre-tax income. The rate reduction attributable to tax return true-ups is primarily the result of state and local tax reductions due to planning initiatives.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operation performance.

Years Ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,
	2007	2006
	(In thousands)

Transaction services revenue	$147,312	$112,752
Subscription services revenue	75,061	53,352
Other	11,472	7,168

Total net revenue	$233,845	$173,272

Total net revenue increased $60.5 million, or 35%, to $233.8 million for the year ended December 31, 2007 from $173.3 million for the year ended December 31, 2006.

Transaction Services Revenue.  Transaction services revenue increased $34.6 million, or 31%, to $147.3 million for the year ended December 31, 2007 from $112.7 million for the year ended December 31, 2006. The increase was primarily the result of a 27% increase in the volume of transactions processed through our network to 90.9 million for the year ended December 31, 2007 from 71.5 million for the year ended December 31, 2006, coupled with an increase in the average transaction price to $1.62 for the year ended December 31, 2007 from $1.58 for the year ended December 31, 2006. The 27% increase in transaction volume resulted in a $31.3 million increase in revenue for the year ended December 31, 2007. The increase in the average transaction price resulted in a $2.9 million increase in revenue for the year ended December 31, 2007. The contributing factor to the increase in the average transaction price was the 45% increase in financing source customers active in our network to 536 as of December 31, 2007 from 370 as of December 31, 2006. The additional 166 financing source customers added are generally lower transaction volume customers with higher price per application tiers. Included in the $34.6 million increase is $13.1 million related to acquisitions.

Subscription Services Revenue.  Subscription services revenue increased $21.7 million, or 41%, to $75.1 million for the year ended December 31, 2007 from $53.4 million for the year ended December 31, 2006. Revenue growth was favorably impacted by the increase in the total number of subscriptions to 28,966 as of December 31, 2007 from 21,681 as of December 31, 2006, offset by a decrease in the average subscription price to $245 for the year ended December 31, 2007 from $246 for the year ended December 31, 2006 resulting from a change in the subscription product mix. These factors contributed $21.2 million to the increase in revenue which includes $6.6 million related to acquisitions.

Operating Costs and Expenses

	Year Ended December 31,
	2007	2006
	(In thousands)

Cost of revenue	$99,631	$70,843
Product development	9,808	9,153
Selling, general and administrative	96,875	72,537

Total cost of revenue and operating expenses	$206,314	$152,533

Cost of Revenue.  Cost of revenue increased $28.8 million, or 41%, to $99.6 million for the year ended December 31, 2007 from $70.8 million for the year ended December 31, 2006. The $28.8 million increase was primarily the result of increased amortization and depreciation charges of $11.9 million primarily relating to the acquired identifiable intangibles from our 2007 acquisitions of Arkona, AutoStyleMart, Curomax, and the asset acquisition from Manheim Auction (See Note 6 for further information), coupled with twelve months amortization relating to our 2006 acquisitions of Global Fax and DealerWare, increased compensation and related benefit costs of $10.9 million and increased occupancy and telecommunications costs of $1.0 million due to overall headcount additions including those from acquired companies, $1.7 million in cost of revenue from the Arkona business and $2.5 million in cost of revenue from our digital contract business , offset by $1.1 million of expense recorded in 2006 related to the impairment and write off of a prepaid contract due to non performance.

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

Interest Income

	Year Ended December 31,
	2007	2006
	(In thousands)

Interest Income	$5,606	$4,289

Interest income increased $1.3 million to $5.6 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006. The $1.3 million increase is primarily related to the interest income earned on net cash proceeds from our public offerings in October 2007 and October 2006.

Other Income

	Year Ended December 31,
	2007	2006
	(In thousands)

Other Income, net	$4	$1,373

As described in Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K, other income of $1.4 million for the year ended December 31, 2006 represents a reimbursement of purchase price from the seller of our DealerAccess acquisition.

Provision for Income Taxes

	Year Ended December 31,
	2007	2006
	(In thousands)

Provision for income taxes, net	$(13,034)	$(6,797)

The provision for income taxes for the year ended December 31, 2007 of $13.0 million consisted primarily of $8.3 million of federal tax expense, $2.1 million of state and local income taxes, $0.5 million of adjustments due primarily to the change in the New York State tax rate, and $2.1 million of tax expense for our Canadian subsidiaries. The provision for income taxes for the year ended December 31, 2006 of $6.8 million consisted primarily of $7.1 million of federal tax expense, $1.8 million of state and local income taxes, and $0.6 million of adjustments due to the changes in tax rate. These amounts were offset by a Canadian tax benefit of $2.7 million. The $2.7 million net tax benefit relating to our Canadian subsidiary consists primarily of the reversal of a deferred tax valuation allowance in the amount of $3.7 million. The reversal of this Canadian subsidiary’s deferred tax valuation allowance during the third quarter of 2006 was based on a number of factors, including a history of pre-tax income over a significant period and the level of projected future pre-tax income based on current operations. Our Canadian Subsidiary generated sufficient taxable income in subsequent years and utilized all the deferred tax asset associated with net operating losses existing as of December 31, 2006.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operation performance.

Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters ended December 31, 2008. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(2)	Quarter(3)
	(Unaudited)
	(In thousands, except for share and per share data)

2008
Net revenue	$64,308	$63,181	$60,525	$54,692
Gross profit	35,696	35,302	32,585	25,392
Operating income (loss)	2,822	4,208	3,056	(3,034)
Net income (loss)	2,338	3,066	(2,603)	(1,065)
Basic net income (loss) per share(1)	$0.06	$0.07	$(0.07)	$(0.03)
Diluted net income (loss) per share(1)	$0.05	$0.07	$(0.07)	$(0.03)
Weighted average shares outstanding	41,636,035	41,505,503	39,769,990	38,963,048
Weighted average shares outstanding assuming dilution	42,882,662	42,764,086	39,769,990	38,963,048

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
	(In thousands, except for share and per share data)

2007
Net revenue	$51,725	$58,507	$62,871	$60,742
Gross profit	30,425	34,349	35,193	34,247
Operating income	6,797	9,755	6,834	4,145
Net income	4,825	6,284	4,512	4,131
Basic net income per share(1)	$0.12	$0.16	$0.12	$0.10
Diluted net income per share(1)	$0.12	$0.15	$0.11	$0.10
Weighted average shares outstanding	38,625,215	38,748,405	39,058,863	40,956,826
Weighted average shares outstanding assuming dilution	40,231,194	40,569,993	40,840,688	42,845,842

(1)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(2)	Included in the third quarter of 2008 net loss is an impairment charge of $5.7 million, related to the significant decline in certain auction rate securities, as described in Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Included in the fourth quarter of 2008 net loss is an impairment charge of $0.3 million, related to the significant decline in certain auction rate securities, as described in Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K, and a charge of $1.9 million, related to the impairment of an application processing contract with DHL, as described in Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2008 were $16.8 million, of which $15.1 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. On April 15, 2008, our $25.0 million revolving credit facility expired and was not renewed. As of December 31, 2008, we do not have a credit facility in place.

As of December 31, 2008, we had $155.5 million of cash and cash equivalents, $43.3 million in short-term investments, $4.4 million in non-current investments and $197.8 million in working capital, as compared to $50.5 million of cash and cash equivalents, $169.6 million in short-term investments and $222.8 million in working capital as of December 31, 2007.

Reductions in interest rates and changes in investments could materially impact our interest income and may negatively impact future reported operating results and earnings per share.

Based on our available cash and other investments, we do not currently anticipate a lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows. Refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding our auction rate securities.

As of December 31, 2008, there was $25.2 million remaining in our stock repurchase program to purchase our common stock through March 31, 2009. The stock repurchase program may be limited or terminated at any time by our board of directors without prior notice.

On January 23, 2009, we acquired the AAX® suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $32.6 million in cash. The AAX inventory management suite will be marketed in conjunction with our current inventory management solution. In accordance with SFAS 141R Business Combinations we expensed approximately $0.4 million of professional fees associated with the acquisition during the first quarter of 2009. We are in the process of finalizing the fair value assessment for the acquired assets, which is expected to be completed December 31, 2009, and accordingly the related purchase accounting is not final.

Under the terms of the merger agreement with ASM and Curomax, we have future contingent payment obligations of up to $11.0 million and $1.8 million in cash, respectively, based upon the achievement of certain operational targets. As of December 31, 2008, we are uncertain if the operational targets for the earnouts for ASM will be achieved, and as such no compensation expense or purchase price has been recorded in connection with the contingent payment obligation. For Curomax, as of December 31, 2008, we have determined that certain operational conditions have been met and as such, we have recorded a liability of approximately $1.4 million which was paid out on February 9, 2009. The operational conditions related to the remaining amount of $0.4 million were determined as of September 30, 2008 not to be achieved, however a subsequent reassessment determined that the operational conditions had been met and the additional $0.4 million of contingent purchase price was recorded as a liability at December 31, 2008 and will be paid in 2009. The $1.8 million of additional purchase consideration was recorded as goodwill.

In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we had a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There is additional contingent consideration of $11.3 million that may be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. For the years ended December 31, 2008, 2007 and 2006, we paid $1.1 million, $0.5 million and $0.2 million of additional consideration. The remaining potential contingent consideration as of December 31, 2008 is $9.4 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.

The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$61,494	$56,926	$45,489
Net cash provided by (used in) investing activities	94,874	(168,725)	(168,390)
Net cash (used in) provided by financing activities	(47,816)	114,216	66,740

Operating Activities

Net cash provided by operating activities of $61.5 million for the year ended December 31, 2008 was primarily attributable to net income of $1.7 million, which includes depreciation and amortization of $40.1 million, stock-based compensation expense of $14.0 million, an increase to the provision for doubtful accounts and sales credits of $9.6 million, an impairment recognized on auction rate securities of $6.0 million (refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding this impairment charge), an increase to deferred revenue and other current liabilities of $1.7 million, and an increase in other long-term liabilities of $1.5 million, partially offset by decreases in accounts payable and accrued expenses of $6.7 million, a deferred tax benefit of $2.1 million, a stock-based compensation windfall tax benefit of $0.4 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase in accounts receivable of $1.6 million. Net cash provided by operating activities of $56.9 million for the year ended December 31, 2007 was primarily attributable to net income of $19.8 million, which includes depreciation and amortization of $38.5 million, stock-based compensation expense of $10.9 million, an increase to the provision for doubtful accounts and sales credits of $6.8 million, an increase in accounts payable and accrued expenses of $3.9 million and an increase to deferred revenue and other current liabilities of $0.6 million, partially offset by a deferred tax benefit of $4.6 million, a stock-based compensation windfall tax benefit of $7.0 million, an increase in accounts receivable (including related party) of $11.0 million due to an overall increase in revenue. Net cash provided by operating activities of $45.5 million for the year ended December 31, 2006 was attributable to net income of $19.3 million, which includes depreciation and amortization of $25.9 million, stock-based compensation expense of $10.7 million, an increase to the provision for doubtful accounts and sales credits of $4.8 million, and an increase in accounts payable and accrued expenses (including related party) of $2.9 million, offset by a deferred tax benefit of $11.6 million, stock-based compensation windfall tax benefit of $2.3 million and an increase in accounts receivable (including related party) of $4.3 million due to an overall increase in revenue.

Investing Activities

Net cash provided by investing activities of $94.9 million for the year ended December 31, 2008 was primarily attributable to the net sale of investments of $115.8 million offset by capital expenditures of $6.5 million, capitalized software and web site development costs of $8.6 million, and the payment for net assets acquired of $6.0 million. Net cash used in investing activities of $168.7 million for the year ended December 31, 2007 was primarily attributable to capital expenditures of $7.2 million, capitalized software and web site development costs of $6.5 million, payment for net assets acquired of $109.6 million, and the net purchase of short-term investments of $45.5 million. Net cash used in investing activities of $168.4 million for the year ended December 31, 2006 was attributable to capital expenditures of $3.2 million, capitalized software and web site development costs of $3.6 million, payment for net assets acquired of $37.5 million and the net purchase of short-term investments of $124.1 million.

Financing Activities

Net cash used in financing activities of $47.8 million for the year ended December 31, 2008 was primarily attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million, offset by net proceeds received from employee stock purchases under our employee stock purchase plan of $1.7 million and the exercise of employee stock options of $1.0 million. Net cash provided by financing activities of $114.2 million for the year ended December 31, 2007 was primarily attributable to the receipt of cash proceeds from our public offering of $102.2 million, the exercise of employee stock options of $4.0 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $1.8 million, and stock-based compensation windfall tax benefit of $7.0 million, offset by principal payments on note payable and capital lease obligations of $0.7 million. Net cash provided by financing activities of $66.7 million for the year ended December 31, 2006 was attributable to the receipt of cash proceeds from our public offering of $61.6 million, the exercise of employee stock options of $2.7 million, net proceeds from employee stock purchases under our employee stock purchase plan of $0.8 million and stock-based compensation windfall tax benefit of $2.3 million, offset by principal payments on notes payable and capital lease obligations of $0.7 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Operating lease obligations	$29,468	$4,720	$6,942	$5,923	$11,883
Capital lease obligations	881	417	464	—	—
Payments due to acquirees	2,642	1,892	750	—	—

Total contractual cash obligation	$32,991	$7,029	$8,156	$5,923	$11,883

Payments due to acquirees are non-interest bearing and fixed in nature.

Pursuant to employment or severance agreements with certain employees, as of December 31, 2008 we have a commitment to pay severance of approximately $5.4 million in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $2.9 million as of December 31, 2008 if there is a change in control. Due to the realignment of our workforce and business on January 5, 2009, the severance commitment was reduced by approximately $1.9 million. Refer to Note 15 of the consolidated financial statements included in this Annual Report on Form 10-K for further information.

Pursuant to a merger agreement related to the ASM acquisition, we have a future contingent payment obligation of up to $11.0 million in cash, based upon the achievement of certain operational targets from February 2008 through February 2011. As the terms of the merger agreement require certain of the former stockholders to remain employees or consultants of DealerTrack for a certain period, a portion of the contingent purchase price if earned, will be classified as compensation. As of December 31, 2008, we are uncertain if the operational targets for the earnout will be achieved, and as such no compensation expense or purchase price has been recorded in connection with this contingent payment obligation.

Pursuant to a share purchase agreement related to the Curomax acquisition, we had future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we have determined that certain operational conditions have been met and as such, we have recorded a liability of approximately $1.4 million which was paid out on February 9, 2009. The operational conditions related to the remaining amount of $0.4 million were determined as of September 30, 2008 not to be achieved, however subsequent to our third quarter assessment additional facts made it clear that the operational conditions have been met and the additional $0.4 million of contingent purchase price will be paid. The $1.8 million of additional purchase consideration was recorded as goodwill.

On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we anticipate a restructuring charge in the first quarter of 2009 of approximately $7.1 million on a pre-tax basis, including approximately $4.0 million of non-cash compensation expense.

Credit Facility

Our $25.0 million revolving credit facility expired on April 15, 2008, pursuant to its terms. As of December 31, 2008, we do not have a credit facility in place.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP SFAS No. 142-3 Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur. We are currently determining the impact this will have on our AAX acquisition. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

In June 2007, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends, or dividend equivalents, before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Once effective, all prior-periods EPS data presented must be adjusted retroactively to conform with the provision of the FSP. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced SFAS No. 141. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS No. 141R will impact us in the first quarter of 2009 related to our recent acquisition of AAX. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

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

Interest Rate Exposure

As of December 31, 2008, we had cash, cash equivalents, short-term investments and long-term investments of $203.2 million invested in money market instruments, corporate bonds, municipal notes, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

We reduced the fair value of our investments in preferred stock trusts from $9.6 million to $3.7 million and recorded an other-than-temporary impairment charge of $6.0 million to earnings and an unrealized gain of $0.1 million to shareholders’ equity for the year ended December 31, 2008. Refer to Note 3 in the accompanying notes to the consolidated financial statements in this Annual Report on form 10-K for further information regarding this impairment charge.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for fair value measurements of its investments in 2008.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2008

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$155,456	$50,564
Short-term investments	43,350	169,580
Accounts receivable, net of allowances of $1,848 and $2,615 at December 31, 2008 and 2007, respectively	18,462	26,957
Prepaid expenses and other current assets	9,624	7,305
Deferred tax assets	2,195	3,827
Restricted cash	142	—

Total current assets	229,229	258,233
Long-term investments	4,392	—
Property and equipment, net	13,448	12,792
Software and web site developments costs, net	12,705	10,771
Intangible assets, net	44,405	69,528
Goodwill	114,886	117,702
Restricted cash	250	540
Deferred taxes and other long-term assets	17,900	13,360

Total assets	$437,215	$482,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,488	$4,762
Accrued compensation and employee benefits	7,850	12,527
Accrued other	11,385	11,387
Deferred revenues	5,609	4,016
Due to acquirees	1,740	2,251
Capital leases payable	360	480

Total current liabilities	31,432	35,423

Capital leases payable — long-term	454	1,076
Due to acquirees — long-term	682	1,280
Deferred tax liabilities — long-term	2,477	2,800
Deferred revenue and other long-term liabilities	5,950	3,985

Total liabilities	40,995	44,564

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 42,841,737 shares issued and 39,833,616 shares outstanding at December 31, 2008; and 42,556,925 shares issued and 42,552,723 shares outstanding at December 31, 2007	428	426
Treasury stock, at cost, 3,008,121 and 4,202 shares at December 31, 2008 and 2007, respectively	(50,061)	(139)
Additional paid-in capital	428,771	413,428
Deferred stock-based compensation (APB 25)	(446)	(2,056)
Accumulated other comprehensive income	(2,730)	8,181
Retained earnings	20,258	18,522

Total stockholders’ equity	396,220	438,362

Total liabilities and stockholders’ equity	$437,215	$482,926

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share and share amounts)

Revenue
Net revenue(1)	$242,706	$233,845	$173,272

Operating costs and expenses
Cost of revenue(1)(2)	113,731	99,631	70,843
Product development(2)	11,658	9,808	9,153
Selling, general and administrative(2)	110,265	96,875	72,537

Total operating costs and expenses	235,654	206,314	152,533
Income from operations	7,052	27,531	20,739
Interest income	4,720	5,606	4,289
Interest expense	(324)	(355)	(268)
Other income, net	205	4	1,373
Impairment of auction rate securities (Note 3)	(5,956)	—	—

Income before provision for income taxes	5,697	32,786	26,133
Provision for income taxes, net	(3,961)	(13,034)	(6,797)

Net income	$1,736	$19,752	$19,336

Basic net income per share	$0.04	$0.50	$0.54
Diluted net income per share	$0.04	$0.48	$0.51
Weighted average shares outstanding	40,461,896	39,351,138	36,064,796
Weighted average shares outstanding assuming dilution	41,673,007	41,198,773	37,567,488

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

(1) Related party revenue	$2,419	$2,425	$33,380
Related party cost of revenue	9	38	1,840

(2) Stock-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was classified as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$2,497	$2,022	$1,115
Product development	712	589	361
Selling, general and administrative	10,782	8,295	9,200

The accompanying notes are an integral part of these financial statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$1,736	$19,752	$19,336
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,076	38,479	25,915
Deferred tax benefit	(2,051)	(4,631)	(11,600)
Stock-based compensation expense	13,991	10,906	10,676
Provision for doubtful accounts and sales credits	9,639	6,767	4,838
Loss (gain) on sale of property and equipment	—	17	(53)
Amortization of bond premium	132	—	—
Amortization of deferred interest	178	187	175
Non cash deferred compensation	264	294	214
Amortization of bank financing costs	30	122	124
Stock-based compensation windfall tax benefit	(418)	(6,995)	(2,317)
Impairment of auction rate securities	5,956	—	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(1,556)	(11,139)	(9,290)
Accounts receivable — related party	(78)	166	4,988
Prepaid expenses and other current assets	(2,928)	(1,286)	(501)
Accounts payable and accrued expenses	(6,678)	3,905	4,878
Accounts payable — related party	—	—	(2,021)
Deferred revenue and other current liabilities	1,650	567	(193)
Other long-term liabilities	1,501	19	180
Deferred rent	473	86	357
Other long-term assets	(423)	(290)	(217)

Net cash provided by operating activities	61,494	56,926	45,489

Cash flows from investing activities
Capital expenditures	(6,502)	(7,189)	(3,228)
Funds released from escrow and other restricted cash	149	—	50
Purchase of investments	(549,159)	(554,445)	(214,950)
Sale of investments	664,932	508,980	90,835
Capitalized software and web site development costs	(8,560)	(6,474)	(3,636)
Proceeds from sale of property and equipment	3	8	58
Payment for acquisition of business and intangible assets, net of acquired cash	(5,989)	(109,605)	(37,519)

Net cash provided by (used in) investing activities	94,874	(168,725)	(168,390)

Cash flows from financing activities
Principal payments on capital lease obligations	(742)	(229)	(394)
Proceeds from the exercise of employee stock options	951	4,009	2,685
Proceeds from employee stock purchase plan	1,691	1,779	849
Purchase of treasury stock	(49,922)	(108)	(31)
Proceeds from public offerings, net of expenses	—	102,192	61,617
Principal payments on notes payable	(212)	(422)	(315)
Stock-based compensation expense windfall tax benefit	418	6,995	2,317
Other	—	—	12

Net cash (used in) provided by financing activities	(47,816)	114,216	66,740

Net increase (decrease) in cash and cash equivalents	108,552	2,417	(56,161)
Effect of exchange rate changes on cash and cash equivalents	(3,660)	1,067	(23)
Beginning of year	50,564	47,080	103,264

End of year	$155,456	$50,564	$47,080

Supplemental disclosure
Non cash investing and financing activities:
Assets acquired under capital leases	$—	$219	$—
Acquisition of capitalized software through note payable	867	—	2,608
Accrued capitalized hardware, software and fixed assets	795	1,186	1,133
Goodwill adjustment	2,699	620	494
Payable for acquired intangible assets	500	—	—
Deferred compensation expense reversal to equity	264	360	325
Cash paid for:
Income taxes	$6,995	$15,308	$13,707
Interest	128	153	82

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

									Accumulated	Retained
					Common Stock,		Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity	Income
	(In thousands, except share amounts)

Balance as of January 1, 2006	—	$—	35,379,717	$354	—	$—	$214,471	$(7,745)	$157	$(20,566)	$186,671
Exercise of stock options	—	—	387,748	4	—	—	2,681	—	—	—	2,685
Directors deferred compensation stock units	—	—	14,917	—	—	—	324	—	—	—	324
Issuance of common stock under employee stock purchase plan	—	—	42,137	—	—	—	849	—	—	—	849
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	150	—	—	—	150
Compensation expense related to the departure of an executive	—	—	—	—	—	—	4,892	112	—	—	5,004
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	2,317	—	—	—	2,317
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(120)	—	(120)	(120)
Treasury stock	—	—	—	—	1,219	(31)	—	—	—	—	(31)
Issuance of restricted common stock grants	—	—	784,250	8	—	—	(7)	—	—	—	1
Restricted common stock grant reversal	—	—	—	—	—	—	(355)	355	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,877	—	—	1,877
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	2,011	—	—	—	2,011
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	472	—	—	472
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	1,162	—	—	—	1,162
Options and restricted share cancellations	—	—	—	—	—	—	(625)	625	—	—	—
Issuance of common stock — public offering	—	—	2,750,000	27	—	—	61,590	—	—	—	61,617
Other	—	—	—	—	—	—	30	(18)	—	—	12

									Accumulated	Retained
					Common Stock,		Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity	Income
	(In thousands, except share amounts)

Net income	—	—	—	—	—	—	—	—	—	19,336	19,336	19,336

Comprehensive income												$19,216

Balance as of December 31, 2006	—	$—	39,358,769	$393	1,219	$(31)	$289,490	$(4,322)	$37	$(1,230)	$284,337
Exercise of stock options	—	—	633,320	6	—	—	4,003	—	—	—	4,009
Directors deferred compensation stock units	—	—	8,133	—	—	—	294	—	—	—	294
Officers deferred compensation stock units	—	—	2,177	—	—	—	66	—	—	—	66
Issuances of common stock under employee stock purchase plan	—	—	59,202	2	—	—	1,777	—	—	—	1,779
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	314	—	—	—	314
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	6,995	—	—	—	6,995
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8,144	—	8,144	8,144
Treasury stock	—	—	—	—	2,983	(108)		—	—	—	(108)
Issuance of restricted common stock grants	—	—	235,725	2	—	—	(2)	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,729	—	—	1,729
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	4,604	—	—	—	4,604
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	397	—	—	397
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	3,862	—	—	—	3,862
Options and restricted share cancellations	—	—	(40,401)	—	—	—	(140)	140	—	—	—
Issuance of common stock — public offering	—	—	2,300,000	23	—	—	102,169	—	—	—	102,192
Other	—	—	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	—	—	—	—	19,752	19,752	19,752

Comprehensive income												$27,896

Balance as of December 31, 2007	—	$—	42,556,925	$426	4,202	$(139)	$413,428	$(2,056)	$8,181	$18,522	$438,362

									Accumulated	Retained
					Common Stock,		Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit)	Equity	Income
	(In thousands, except share amounts)

Exercise of stock options	—	—	102,182	1	—	—	950	—	—	—	951
Directors deferred compensation stock units	—	—	17,638	—	—	—	264	—	—	—	264
Issuances of common stock under employee stock purchase plan	—	—	123,587	1	—	—	1,690	—	—	—	1,691
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	299	—	—	—	299
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	(1)	—	—	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(10,926)	—	(10,926)	(10,926)
Treasury stock	—	—	—	—	3,003,919	(49,922)		—	—	—	(49,922)
Unrealized gain on auction rate securities	—	—	—	—	—	—	—	—	15	—	15	15
Issuance of restricted common stock grants	—	—	49,357		—	—	—	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,196	—	—	1,196
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	7,191	—	—	—	7,191
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	342	—	—	342
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	5,022	—	—	—	5,022
Options and restricted share cancellations	—	—	(7,952)	—	—	—	(72)	72	—	—	—
Net income	—	—	—	—	—	—	—	—	—	1,736	1,736	1,736

Comprehensive income												$18,721

Balance as of December 31, 2008	—	$—	42,841,737	$428	3,008,121	$(50,061)	$428,771	$(446)	$(2,730)	$20,258	$396,220

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Description

DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of December 31, 2008, consisted of over 19,000 dealers, over 730 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

2.	Summary of Significant Accounting Policies

The consolidated financial statements of DealerTrack Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of DealerTrack Holdings, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the consolidated financials statements.

On an on-going basis, we evaluate our estimates, including those related to the accounts receivable allowance, the fair value of financial assets, acquired intangible assets, goodwill, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software and web site development costs; FAS 123(R) assumptions including volatility, expected term and forfeiture; and income taxes, among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We recognize revenue in accordance with SAB, No. 104, Revenue Recognition in Financial Statements and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. In addition, for certain subscription products and services we also recognize revenue under SOP 97-2, Software Revenue Recognition.

Transaction Services Revenue.  Transaction services revenue consists of revenue earned from our financing source customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from financing source customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, and credit report providers, for each fee-bearing product accessed by dealers.

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

Subscription Services Revenue.  Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Some of these subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three years. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value.

Other Revenue.  Other revenue consists of revenue primarily earned through training and installations of our DMS suite, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.

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

Short-term and long-term Investments

We account for investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Short-term and long-term investments as of December 31, 2008 and 2007 consist of corporate bonds, municipal notes, and auction rate securities (ARS) that are invested in tax-exempt state government obligations and tax-advantaged preferred stock trust securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. For the years ended December 31, 2008, 2007 and 2006, there were unrealized gains of $15,000, $0 and $0 included in accumulated other comprehensive income, respectively. Refer to Note 3 for information regarding the fair value measurement of our ARS.

Translation of Non-U.S. Currencies

We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions were not material for the years ended December 31, 2008, 2007 and 2006.

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

Software and Web Site Development Costs and Amortization

We account for the costs of software and web site development costs developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and web site development costs are amortized on a straight-line basis over estimated useful lives ranging from two to four years. Capitalized software and web site development costs, net were $12.7 million and $10.8 million as of December 31, 2008 and 2007, respectively. Amortization expense totaled $7.4 million, $6.2 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

SFAS No. 142 requires that goodwill be assessed at the operating segment or lower level. After considering the factors included in SFAS No. 131 and EITF Topic No. D-101, we determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We estimate the fair value of our reporting unit using a market capitalization approach. From time to time an independent third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. We perform our annual goodwill impairment test on October 1 of every year or when there is a triggering event. Our estimate of the fair value of the reporting unit was in excess of its carrying value as of October 1, 2008 and 2007.

Historically, our market capitalization has been above the carrying value of our consolidated net assets and there has been no indication of potential impairment. The results of our most recent annual assessment performed on October 1, 2008 did not indicate any potential impairment of our goodwill.

Subsequent to our October 1, 2008 goodwill impairment test, our market capitalization was impacted by the volatility in the U.S equity markets. For twelve days between October 24, 2008 and November 24, 2008 and on January 21, 2009 our market capitalization was approximately 5% or less below the carrying value of our consolidated net assets of approximately $400 million, as of October 1, 2008. The period of October 24, 2008 and November 24, 2008, coincided with two specific events, the stock markets 52 week lows and the Detroit’s Big Three automakers first meeting in Washington to plead their case for financial aid from the federal government.

Despite the fact that our market cap traded below our book value for twelve days we do not believe that there has been an impairment based on the duration and depth of the market decline as well as an implied control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements.

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

As discussed in Note 7 of our consolidated financial statements, during the fourth quarter of 2008, as a result of a specific event, we recorded and impairment of an intangible asset of approximately $1.9 million to cost of revenue.

Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating financing source customers, number of new and used vehicles sold, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could lead to an impairment of the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions persist for an extended period of time.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. As of December 31, 2007, the total liability for the uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.1 million. At December 31, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.5 million.

Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.4 million, $1.7 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and receivables from clients. We place our cash, cash equivalents, short-term investments and long-term investments with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition. As of December 31, 2008 and 2007 no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2008 no customer accounted for more than 10% of our revenue.

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

The following table sets forth the computation of basic and diluted net income (in thousands, except share and per share amounts):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income	$1,736	$19,752	$19,336
Denominator:
Weighted average common stock outstanding (basic)	40,461,896	39,351,138	36,064,796
Common equivalent shares from options to purchase common stock, restricted common stock and contingent Long-Term Incentive Equity Awards	1,211,111	1,847,635	1,502,692

Weighted average common stock outstanding (diluted)	41,673,007	41,198,773	37,567,488

Basic net income per share	$0.04	$0.50	$0.54

Diluted net income per share(1)	$0.04	$0.48	$0.51

(1)	In accordance with SFAS No. 128, for the years ended December 31, 2008, 2007 and 2006, we have excluded 393,333, 196,666 and 400,000 contingently issued shares, respectively, from diluted weighted average common stock outstanding as their contingent considerations (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Refer to Note 13 for further information).

The following is a summary of the weighted securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Year Ended December 31,
	2008	2007	2006

Stock options	2,257,841	476,464	819,500
Restricted common stock	202,513	36,877	59,667

Total	2,460,354	513,341	879,167

Stock-Based Compensation

We have three types of stock-based compensation programs: stock options, restricted common stock, and an employee stock purchase plan (ESPP) that allows employees to purchase our common stock at a 15% discount each quarter through payroll deductions.

SFAS 123(R) requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. As permitted by SFAS 123(R), we elected the prospective transition method because we previously applied the minimum value method, as a private company, under FAS 123. Under this method, prior periods are not revised. Upon the adoption of SFAS No. 123(R), we did not have a cumulative effect of accounting change.

Determining the appropriate fair value model and calculating the fair value of the share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards, the number of expected options or restricted common stock that will be forfeited prior to the completion of the vesting requirements, and the stock price volatility. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards. Due to our limited public company history, we believe we do not have appropriate historical experience to estimate future exercise patterns or our expected volatility; as such we based our expected life and expected volatility on the historical expected life and historical expected volatility of similar entities whose common shares are publicly traded. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new or modified stock awards on the effective date.

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

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Stock options	$8,331	$6,333	$8,671
Restricted common stock	5,361	4,260	1,855
ESPP	299	313	150

Total stock-based compensation expense	$13,991	$10,906	$10,676

The intrinsic value and/or fair value per stock option and restricted common stock are being recognized as compensation expense over the applicable vesting period.

Stock-based compensation expense recognized for the year ended December 31, 2008 was $14.0 million, of which $12.5 million was in accordance with SFAS 123(R) and $1.5 million in accordance with APB 25. Stock-based compensation expense recognized for the year ended December 31, 2007 was $10.9 million, of which $8.8 million was in accordance with SFAS 123(R) and $2.1 million in accordance with APB 25. Stock-based compensation expense recognized for the year ended December 31, 2006 was $10.7 million, of which $3.7 million was in accordance with SFAS 123(R) and $7.0 million in accordance with APB 25.

Included in the stock-based compensation expense for restricted common stock for the years ended December 31, 2008, 2007 and 2006, was $1.4 million, $1.3 million, and zero, respectively, related to the long-term incentive equity awards. Refer to Note 13 for further information regarding our long-term incentive equity awards.

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

For the year ended December 31, 2008, 2007, and 2006, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following SFAS 123(R) weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected life (in years)(1)	4.33 - 4.47	4.33 - 6.25	6.25
Risk-free interest rate	2.35 - 3.14%	3.09 - 4.76%	4.27 - 5.04%
Expected volatility(2)	47 - 48.6%	47%	47%
Expected dividend yield	0%	0%	0%

(1)	For the year ended December 31, 2008, the expected lives of options were determined based on the historical lives of similar entities whose common shares are publicly traded. For the year ended December 31, 2007 and 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to our limited history as a public company, we believe we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	For the years ended December 31, 2008, 2007, and 2006, we estimated our expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.

Refer to Note 13 for the weighted-average assumptions used in determining the expense for our Long-Term Incentive Equity Awards.

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during 2008, 2007 and 2006 was $9.61, $16.47 and $11.17, respectively.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP SFAS No. 142-3 Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur. We are currently determining the impact this will have on our AAX acquisition. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

In June 2007, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends, or dividend equivalents, before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Once effective, all prior-periods EPS data presented must be adjusted retroactively to conform with the provision of the FSP. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced SFAS No. 141. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS No. 141R will impact us in the first quarter of 2009 related to our recent acquisition of AAX. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

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

Assets measured at fair value on a recurring basis include the following as of December 31, 2008 (in thousands):

	Quoted Prices	Significant Other	Significant	Total
	in Active Markets	Observable Inputs	Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value

Cash equivalents(1)	$124,497	$—	$—	$124,497
Short-term investments(2)(3)	42,490	860	—	43,350
Long-term investments(4)	—	2,842	1,550	4,392

Total	$166,987	$3,702	$1,550	$172,239

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Level 1 short-term investments consist primarily of corporate bonds and municipal notes with maturity dates of one year or less, for which we determine fair value through quoted market prices.

(3)	Level 2 short-term and long-term investments consist of auction rate securities (ARS) invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock of financial institutions. As of December 31, 2008, we have $3.7 million (net of impairment charge) of ARS invested in tax-advantaged preferred stock trusts. Our investments securities are classified as available for sale and reported at fair value. ARS have long-term underlying maturities, but have interest rates that reset every six months or less. The $3.7 million invested in tax-advantaged preferred stock trust securities are associated with failed auctions, for which we have been, or expect to be notified that the trust will be dissolved and will distribute the underlying security. As we expect to receive the liquid underlying preferred stock instruments within ninety days of year end, we believe that the most representative measure of fair value of these trusts to be the quoted market prices of the underlying preferred stock instruments. Based upon our assessment we reduced the fair value of the investments in the preferred stock trusts from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings and an unrealized gain of $0.1 million to stockholders’ equity during the year ended December 31, 2008.

(4)	Level 3 long-term investments consist of auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the $1.6 million of ARS invested in tax-exempt state government obligations to maturity, but rather use the interest reset feature to provide liquidity as necessary.

We reviewed the ARS portfolio for impairment in accordance with FAS 115-1 and FAS 124-1,The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and Staff Accounting Bulletin Topic 5M Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities, to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. We have determined that the significant reduction in fair value related to our preferred stock trusts ARS was other-than-temporary and we recorded an impairment charge in our consolidated statements of operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting ARS. Based on our available cash and other investments, we do not currently anticipate that the lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows or will affect our ability to operate our business as usual. The valuation of our ARS portfolio is subject to uncertainties that are difficult to predict and we may be required to further reduce the carrying value of these securities, which would result in an additional loss being recognized in our statement of operations, which could be material.

The change in the carrying amount of Level 3 investments for the twelve months ended December 31, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$—
Reclassification from Level 1 investments to Level 3 investments	169,580
Reclassification from Level 3 investments to Level 2 investments	(3,936)
Net sales of auction rate securities	(158,430)
Other-than-temporary impairment included in net income	(5,664)

Balance as of December 31, 2008	$1,550

4.	Business Combinations

AutoStyleMart, Inc. (ASM)

On August 1, 2007, we completed the purchase of all of the outstanding shares of ASM, for a purchase price of $4.0 million in cash (including direct acquisition costs of $0.2 million). ASM is a provider of accessories-related solutions to automotive dealerships. Under the terms of the merger agreement, we have a future contingent payment obligation of up to $11.0 million in cash, based upon the achievement of certain operational targets from February 2008 through February 2011. As the terms of the merger agreement required certain of the former stockholders to remain employees or consultants of DealerTrack for a certain period, a portion of the contingent purchase price if earned, will be classified as compensation, purchase price, or a combination thereof. As of December 31, 2008, we are uncertain if the operational targets for the earnout will be achieved, and as such no compensation expense or purchase price has been recorded in connection with this contingent payment obligation. Quarterly, we will re-assess the probability of the achievement of the operational targets.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$69
Property and equipment	32
Intangible assets	4,126
Goodwill	808

Total assets acquired	5,035
Total liabilities assumed	(1,018)

Net assets acquired	$4,017

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

Arkona, Inc. (Arkona)

On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona for a cash purchase price of approximately $60.0 million (including direct acquisition costs of approximately $1.0 million). This acquisition expands our product suite with an on-demand dealership management system that can be utilized by franchised, independent and other specialty retail dealers.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$2,842
Property and equipment	2,065
Other assets	191
Intangible assets	25,660
Goodwill	39,091

Total assets acquired	69,849
Total liabilities assumed	(9,876)

Net assets acquired	$59,973

The liabilities assumed includes a $9.3 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $4.5 million deferred tax asset that relates primarily to acquired net operating loss carryovers. Additionally, the liabilities assumed include approximately a $2.0 million sales tax liability, which had been reduced by $0.8 million from $2.8 million during the year ended December 31, 2008. Subsequent to the acquisition we expensed approximately $0.5 million of additional potential sales tax liability.

We allocated the amounts of intangible assets and goodwill based on fair value appraisals as follows: approximately $14.7 million of the purchase price has been allocated to purchased technology (five year life), $9.2 million to customer contracts (four year life) and $1.8 million to non-compete agreements (one and three year lives). These estimated intangibles are being amortized on a straight line basis over each intangible’s estimated useful life. We also recorded approximately $39.1 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of Arkona were included in our consolidated statements of operations from the date of acquisition.

Curomax Corporation and its subsidiaries (collectively, Curomax)

On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax pursuant to a shares purchase agreement, dated as of January 16, 2007, for an adjusted cash purchase price of approximately $40.7 million (including direct acquisition and restructuring costs of approximately $1.6 million). Curomax is a provider of an Internet-based credit application and contract processing network in Canada. Under the terms of the share purchase agreement, we have future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we have determined that certain operational conditions have been met and as such, we have recorded a liability of approximately $1.4 million which was paid out on February 9, 2009. The operational conditions related to the remaining amount of $0.4 million were determined as of September 30, 2008 not to be achieved, however a subsequent reassessment determined that the operational conditions had been met and the additional $0.4 million of contingent purchase price was recorded as a liability at December 31, 2008 and will be paid in 2009. The $1.8 million of additional purchase consideration was recorded as goodwill.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$1,925
Property and equipment	339
Intangible assets	21,670
Goodwill	21,929

Total assets acquired	45,863
Total liabilities assumed	(5,154)

Net assets acquired	$40,709

The liabilities assumed includes a $3.9 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $0.3 million deferred tax asset that relates primarily to acquired net operating loss carryovers.

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $17.2 million of the purchase price has been allocated to customer contracts (four year life), $0.8 million to purchased technology (one and two year lives) and $3.7 million to non-compete agreements (two year lives). These intangibles are being amortized on a straight-line basis over each intangible’s estimated useful life. We also recorded approximately $21.9 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of Curomax were included in our consolidated statements of operations from the date of acquisition. On January 1, 2008, Curomax Corporation was amalgamated into DealerTrack Canada, Inc.

DealerWare L.L.C. (DealerWare)

On August 1, 2006, we acquired substantially all of the assets and certain liabilities of DealerWare. DealerWare is a provider of aftermarket menu-selling software and other dealership software. DealerWare’s software suite also includes reporting and compliance solutions that complement DealerTrack’s existing products. The aggregate purchase price was $5.2 million in cash (including direct acquisition costs of approximately $0.2 million). This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

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

Global Fax, L.L.C. (Global Fax)

On May 3, 2006, we acquired substantially all of the assets and certain liabilities of Global Fax. Global Fax provides outsourced document scanning, storage, data entry, and retrieval services for automotive financing customers. The aggregate purchase price was $24.6 million in cash (including direct acquisition costs of approximately $0.3 million). This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$1,261
Property and equipment	537
Other long-term assets	14
Intangible assets	11,192
Goodwill	11,718

Total assets acquired	24,722
Total liabilities assumed	(167)

Net assets acquired	$24,555

We allocated the amounts to intangible assets and goodwill based on fair value appraisals as follows: approximately $5.9 million of the purchase price has been allocated to customer contracts, $4.4 million to an application processing contract with DHL, $0.5 million to purchased technology and $0.4 million to non-compete agreements. These intangibles are being amortized on a straight-line basis over two to five years based on each intangible’s estimated useful life. We also recorded approximately $11.7 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired.

The results of Global Fax were included in our consolidated statement of operations from the date of the acquisition.

WiredLogic, Inc. (DealerWire)

On February 2, 2006, we acquired substantially all of the assets and certain liabilities of DealerWire. DealerWire allows a dealership to evaluate its sales and inventory performance by vehicle make, model and trim, including information about unit sales, costs, days to turn and front-end gross profit. The aggregate purchase price was $6.0 million in cash (including direct acquisition costs of approximately $0.1 million). This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

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

Automotive Lease Guide Purchase Price Adjustment

In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we had a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There is additional contingent consideration of $11.3 million that may be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. For the years ended December 31, 2008, 2007 and 2006, we paid $1.1 million, $0.5 million and $0.2 million of additional consideration. The remaining potential contingent consideration as of December 31, 2008 is $9.4 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.

5.	Related Party Transactions

Service Agreements with Related Parties — Other Service and Information Providers

We entered into an agreement with a stockholder who is a service provider for automotive dealers. Automotive dealer customers may subscribe to a product that, among other things, permits the electronic transfer of customer credit application data between our network and the related party’s dealer systems. We share a portion of the revenue earned from automobile dealer subscriptions for this product, with this related party, subject to certain minimums. The total amount of expense to this related party for the year ended December 31, 2006 was $1.7 million. As of December 31, 2006, this service provider did not own at least 5% of our shares and is no longer considered a related party.

We entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue from this related party for each credit report or customer lead that is accessed using our web-based service. The total amounts of net revenue from this related party for the year ended December 31, 2008, 2007 and 2006 were $2.4 million, $2.4 million, and $2.7 million. The total amount of accounts receivable from this related party as of December 31, 2008 and 2007 was $0.3 million and $0.2 million, respectively.

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

The total amount of net revenue from these related parties for the year ended December 31, 2006 was $30.7 million.

As a result of our October 12, 2006 public offering, we no longer had a financing source as a related party.

6.	Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful	December 31,
	Life (Years)	2008	2007

Computer equipment	3 - 5	$20,431	$16,719
Office equipment	5	2,896	2,189
Furniture and fixtures	5	3,068	2,840
Leasehold improvements	5 -11	1,233	992

Total property and equipment, gross		27,628	22,740
Less: Accumulated depreciation and amortization		(14,180)	(9,948)

Total property and equipment, net		$13,448	$12,792

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2007 and 2006, was $5.9 million, $4.1 million and $2.8 million, respectively, and is calculated on a straight line basis over the estimated useful life of the asset.

7.	Intangible Assets

Intangible assets principally are comprised of customer contracts, database, trade names, patents, technology, non-competition agreements, and application processing contract with DHL. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31,		December 31,
	2008		2007
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)

Customer contracts	$33,673	$(17,289)	$41,569	$(14,789)	2-4
Database	13,333	(8,818)	16,433	(9,577)	3-6
Trade names	10,500	(5,469)	10,500	(4,460)	5-10
Technology	22,684	(7,209)	35,212	(16,618)	2-5
Non-compete agreement	10,697	(7,697)	14,062	(6,214)	2-5
Application processing contract	—	—	4,400	(1,029)	5
Other	—	—	900	(861)	5

Total	$90,887	$(46,482)	$123,076	$(53,548)

The amortization expense charged to income for the years ended December 31, 2008, 2007, and 2006, was $26.8 million, $28.2 million, and $17.3 million, respectively.

Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the December 31, 2008 book value, to be $17.8 million in 2009, $14.6 million in 2010, $6.9 million in 2011, $2.6 million in 2012, $1.3 million in 2013 and $1.2 million thereafter.

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

On November 10, 2008, we entered into a perpetual license agreement for certain CRM technology components with AutoNation Holding Corp, Inc. for $3.0 million. The entire $3.0 million was allocated to the fair value of the technology acquired and will be amortized to cost of revenue over its useful life. As of December 31, 2008, $2.5 million has been paid and the remaining amount of $0.5 million is payable on the earlier of one hundred eighty days from the delivery date of the technology or completion of the first successful installation of the technology by DealerTrack.

During May 2006, as a part of our acquisition of Global Fax, LLC we recorded an intangible asset related to an application processing contract with DHL of $4.4 million. During the fourth quarter of 2008, we were notified by DHL that they would be cancelling their contract and as such management concluded that this asset was impaired and accelerated the remaining amortization of approximately $1.9 million to cost of revenue.

8.	Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$117,702
Purchase price adjustments — Curomax (see Note 4)	1,799
Impact of change in Canadian dollar exchange rate	(4,610)
Purchase price adjustments — ALG (Note 4)	1,139
Purchase price adjustments — Arkona (Note 4)	(836)
Other	(308)

Balance as of December 31, 2008	$114,886

The changes in the carrying amount of goodwill for the year ended December 31, 2007 is as follows (in thousands):

Balance as of January 1, 2007	$52,499
Acquisition of Curomax (see Note 4)	20,130
Impact of change in Canadian dollar exchange rate	3,768
Acquisition of Arkona (see Note 4)	39,927
Acquisition of AutoStyleMart (see Note 4)	803
Purchase price adjustments — ALG	547
Purchase price adjustments — Go Big	74
Other adjustments	(46)

Balance as of December 31, 2007	$117,702

9.	Other Accrued Liabilities

Following is a summary of the components of other accrued liabilities (in thousands):

	December 31,	December 31,
	2008	2007

Customer deposits	$2,749	$2,773
Revenue share	1,700	1,196
Taxes	1,511	3,379
Accrued Curomax contingent consideration (Note 4)	1,837	—
Software licenses	1,341	1,212
Professional fees	1,158	1,462
Public company costs	240	174
Severance	34	271
Other	815	920

Total other accrued liabilities	$11,385	$11,387

10.	Public Offerings

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

11.	401(k) Plan

Our 401(k) plan covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the qualifying portion of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Contributions under such plans for the years ended December 31, 2008, 2007 and 2006 were $2.0 million, $1.6 million and $1.0 million, respectively.

12.	Income Taxes

The components of our income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

United States	$(2,467)	$29,433	$23,554
Canada	8,164	3,353	2,579

Total income before taxes	$5,697	$32,786	$26,133

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current tax:
Federal	$2,440	$14,123	$15,558
State and local	290	2,373	2,839
Canada	3,283	1,169	—

Total current tax	6,013	17,665	18,397

Deferred tax:
Federal	(1,783)	(5,757)	(8,510)
State and local	(913)	179	(471)
Canada	644	947	(2,619)

Total deferred tax	(2,052)	(4,631)	(11,600)

Provision for income taxes, net	$3,961	$13,034	$6,797

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse.

Deferred tax assets and liabilities as of December 31, 2008 and 2007 consisted of the amounts shown below:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$4,465	$8,092
Depreciation and amortization	—	143
Deferred compensation	11,053	7,543
Acquired intangibles	5,650	1,230
Tax credits	—	511
Impairment loss	2,171	—
Other	2,021	2,940

	25,360	20,459
Deferred tax liabilities:
Acquired Intangibles	(1,299)	(2,795)
Capitalized software and web site development	(2,076)	(2,264)
Depreciation and amortization	(864)	—
Tax credits	(100)	—
Other	(1,144)	(733)

	19,877	14,667
Deferred tax asset valuation allowance	(3,322)	(954)

Total Deferred tax assets, net	$16,555	$13,713

As of December 31, 2007, the deferred tax asset other included SRED Pool carryforwards in the amount of $1.0 million. The SRED Pool deferred tax asset as of December 31, 2007 was fully utilized by December 31, 2008.

As required by SFAS No. 109, the conclusion that it is more likely than not that the net deferred tax asset of approximately $16.6 million and $13.7 million at December 31, 2008 and 2007, respectively, would be realized was based on careful evaluation of the nature and weight of all of the available positive and negative evidence in accordance with SFAS No. 109. In reaching our conclusion, we balanced the weight of both the negative and positive evidence including cumulative losses; recent positive earnings; the expected level of future earnings; the length of the carry forward periods applicable to the deferred tax assets; and the change in business activity in recent years as compared to the initial years of operation.

We have state net operating losses which expire in various times and amounts through 2027. For the year ended December 31, 2008, approximately $1.1 million of the $3.3 million represents a valuation allowance against our state net operating losses which may not be utilized, and $2.2 million of the $3.3 million represents a valuation allowance against our impairment loss for auction rate securities which may not be utilized. Capital losses generally may only be used to offset income from capital gains. Since we do not anticipate any capital gains in the foreseeable future, no tax benefit is recorded with respect to the impairment losses as it is not likely that tax benefits would ultimately be realized from such losses. For the year ended December 31, 2007, the deferred tax asset valuation allowance of approximately $1.0 million represents a valuation allowance against our state net operating losses which may not be utilized.

As of December 31, 2008 and 2007, we had U.S. federal net operating loss carryforwards of $9.2 million and $20.0 million, respectively. As of December 31, 2008 and 2007, the utilization of $9.2 million and $20.0 million, respectively, of these loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022.

As of December 31, 2008, all Canadian net operating loss carryforwards from prior periods were fully utilized.

The difference in income tax expense between the amount computed using the statutory federal income tax rate and our effective tax rate is primarily due to state taxes and tax exempt income from investments. The effect of change in tax rate for 2008 and 2007 is primarily due to state taxes, differences in foreign tax rates and the benefits derived from tax exempt income. The effect of change in tax rate for 2006 represents the tax impact of a change in the estimated effective tax rate applicable to our deductible and taxable temporary differences for purpose of determining our deferred tax assets and liabilities. The change in the estimated effective tax rate was made in order to reflect the tax rate at which our temporary differences are expected to reverse in future years.

The analysis of the effective tax rate for 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

Pre-tax book income	35.0%	35.0%	35.0%
State taxes	(2.7)	3.5	6.0
Foreign rate differential	18.8	2.8	0.2
Deferred tax rate adjustment	(7.9)	1.5	2.3
Valuation allowance and other	26.3	(3.1)	(17.5)

Total	69.5%	39.7%	26.0%

We do not provide for deferred taxes on the temporary differences related to investments in foreign subsidiaries since such profits are considered to be permanently invested.

We do not expect any significant increase or decrease in our unrecognized tax benefits within the next 12 months. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 of FIN 48, on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change.

We file a consolidated US income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (IRS) has initiated a review of our consolidated federal income tax return for the period ended December 31, 2006. The IRS has also initiated an examination of Arkona, Inc. for the period ended March 31, 2006 (pre-acquisition period). At this time no issues have been identified in any audits which would lead us to believe any changes in reserves are necessary. All of our other significant taxing jurisdictions are closed for years prior to 2005.

Interest and penalties, if any, related to tax positions taken in our tax returns recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At December 31, 2007, no amounts were accrued for interest and penalties related to tax positions taken on our tax returns. At December 31, 2008, we accrued interest and penalties related to tax positions taken on our tax returns of approximately $28,000.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows (dollars in millions):

Balance January 1, 2008	$0.1
Additions	0.4
Payments	—

Balance December 31, 2008	$0.5

Balance January 1, 2007	$0.4
Additions	—
Payments	(0.3)

Balance December 31, 2007	$0.1

Approximately $0.3 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

13.	Stock Option and Deferred Compensation Plans

2001 Stock Option Plan

Options granted under the 2001 Stock Option Plan were all non-qualified stock options. Effective May 26, 2005, no options are available for future grant under the 2001 Stock Option Plan.

Second Amended and Restated 2005 Incentive Award Plan

On June 3, 2008, our stockholders approved a proposal to amend and restate our Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Award (2005 Incentive Award Plan) to, among other things, increase the aggregate number of shares authorized for issuance under the 2005 Plan by 1,550,000 shares. After giving effect to these additional shares there is an aggregate of 9,250,000 shares of common stock that have been reserved for issuance pursuant to the 2005 Incentive Award Plan. As of December 31, 2008, 1,559,996 shares were available for future issuance. The significant features of the Second Amended and Restated 2005 Incentive Award Plan are:

•	any shares underlying grants that are forfeited, cancelled or are terminated are added back for issuance;

•	shares tendered or held for taxes will not be added to the reserved pool;

•	upon the exercise of a stock appreciation rights, or SAR, the gross number of shares will be reduced from the pool;

•	we may grant non-qualified stock options, restricted common stock, SAR’s, performance shares, performance stock units, dividend equivalent units, stock payment awards, deferred stock awards, restricted stock units performance-based awards payable in either cash or in shares to our employees, directors or consultants, and additionally, we may grant incentive stock options to our employees;

•	the option term for new stock options is now limited to seven years;

•	the maximum number of shares of common stock that may be awarded to any one person during any one year is 750,000 shares and the maximum amount payable with respect to cash performance bonus awards during any fiscal year is limited to $3,000,000;

•	to ensure that certain awards granted as “performance-based compensation” under section 162(m) of the Internal Revenue Code of 1986, the compensation committee may require that the vesting of such awards be conditioned on the satisfaction of performance criteria; and

•	the term of the Restated 2005 Plan is now extended to April 29, 2018.

Options granted under both the 2001 Stock Option Plan and the 2005 Incentive Award Plan generally vest over a period of four years from the vesting commencement date (three years for directors), and expire seven years from the date of grant (as defined by the plan document), except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant (as defined by the plan document) and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

The following table summarizes the activity under our stock option plans as of December 31, 2008:

	Number of	Weighted-Average
	Shares	Exercise Price

Balance as of January 1, 2008	3,918,595	$14.2141
Options Granted	1,041,900	$23.6416
Options Exercised	(102,182)	$9.3085
Options Cancelled	(124,964)	$27.3064

Balance as of December 31, 2008	4,733,349	$16.0616

Vested and unvested expected to vest as of December 31, 2008	4,610,656	$15.8334

The intrinsic value of the stock options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $1.1 million, $18.9 million, and $6.7 million, respectively. The intrinsic value of the stock options vested and unvested expected to vest at December 31, 2008 was approximately $14.6 million. The weighted average remaining contractual term for options vested and unvested expected to vest at December 31, 2008 was 5.5758 years.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2008:

		Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average	Weighted-	Aggregate
	Number of	Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
	Shares	Contractual	Exercise	Value	Number	Contractual	Exercise	Value
Exercise Price Range	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Price	(’000)

$2.80-$47.98	4,733,349	5.5863	$16.0616	$14,617	3,024,306	5.3634	$10.7873	$14,555

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $11.89 for the year ended December 31, 2008.

We have granted restricted common stock to certain employees and directors under the 2005 Incentive Award Plan. The awards are generally subject to an annual cliff vest of four years from the date of grant (one year for directors).

A summary of the status of the non-vested shares as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

	Restricted Common Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Non-vested as of January 1, 2008	983,129	$16.0433
Awards granted	49,357	$19.9127
Awards vested	(141,510)	$27.1847
Awards canceled/expired/forfeited	(7,801)	$28.8505

Non-vested as of December 31, 2008	883,175	$14.3609

As of December 31, 2008, there was $15.5 million and $10.4 million of unamortized APB 25 and FAS 123(R) stock-based compensation expense related to stock option and restricted common stock awards, respectively. The unamortized stock-based compensation expense related to stock options is expected to be recognized on a straight line basis over a weighted average remaining period of 2.2196 years. Of the $10.4 million of deferred stock-based compensation expense related to restricted common stock awards, $5.2 million is expected to be recognized on a straight-line basis over a weighted average remaining period of 1.3356 years. The remaining $5.2 million of restricted common stock-based compensation relates to the long-term incentive equity awards, of which $0.8 million relates to the Market Value Awards and $4.4 million relates to the EBITDA Performance Awards. Refer to the section “Long-Term Incentive Equity Awards”, in this footnote, for expense recognition information.

Employee Stock Purchase Plan

The total number of shares of common stock reserved under the ESPP is 1,500,000 and the total number of shares available for future issuance as of December 31, 2008 under the ESPP is 1,275,074. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 85% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2008, 224,926 shares of common stock were issued under the ESPP. The compensation expense that we recorded for the years ended December 31, 2008, 2007 and 2006, related to the ESPP was $0.3 million, $0.3 million and $0.2 million, respectively.

Employees’ Deferred Compensation Plan

The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2008, 2,177 deferred stock units were recorded under a memo account and 147,823 shares of common stock are reserved and available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31,

2008, 32,703 deferred stock units were recorded under a memo account and 34,312 shares of common stock are reserved and available for distribution under the Directors’ Deferred Compensation Plan.

Long Term Incentive Equity Awards

On August 2, 2006, November 2, 2006, and July 21, 2007, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 565,000, 35,000 and 10,000 shares of restricted common stock, respectively, to certain executive officers and other employees. Each individual’s award is allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any.

In accordance with FAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. We have met the EBITDA target for 2007 and have recorded expense related to the 2007 target for the years ended December 31, 2008 and 2007, of $0.7 million and $0.6 million, respectively. As of December 31, 2008, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the targets on a quarterly basis. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. The expense recorded related to the market value award for the years ended December 31, 2008, 2007 and 2006, was $0.7 million, $0.7 million and $0.3 million, respectively.

The fair value of the EBITDA Performance Award for the years ended December 31, 2007 and 2006 has been estimated on the date of grant using a Black-Scholes valuation pricing model with the following weighted-average assumptions

	July 21,	November 2,	August 2,
	2007	2006	2006

Expected volatility	47.00%	40.00%	40.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.37	3.16	3.42
Risk-free interest rate	4.43%	4.91%	4.99%
Weighted-average fair value of EBITDA Performance Award	$38.01	$25.39	$18.95

The number of shares of restricted common stock that management expects to be earned for the Market Value Award for the years ended December 31, 2007 and 2006 has been estimated on the date of grant using a binomial lattice-based valuation pricing model with the following weighted-average assumptions:

	July 21,	November 2,	August 2,
	2007	2006	2006

Expected volatility	47.00%	40.00%	40.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.37	1.16-3.16	1.41-3.42
Risk-free interest rate	4.43%	4.55-4.91%	4.83-4.99%
Weighted-average fair value of Market Value Award	$29.77	$15.86	$7.49

14.	Stock Repurchase Program

On March 18, 2008, the board of directors authorized a stock repurchase program under which we may spend up to $75.0 million to repurchase shares of our common stock. Stock repurchases under this program may be made on the open market, through 10b5-1 programs, or in privately negotiated transactions in accordance with all applicable laws, rules and regulations. The transactions may be made from time to time without prior notice and in such amounts as our management deems appropriate and will be funded from cash on hand. The number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of our common stock, legal or regulatory requirements, general business and market conditions, and other investment opportunities. The stock repurchase program will expire on March 31, 2009, but may be limited or terminated at any time by our board of directors without prior notice. From inception of the program through December 31, 2008, we repurchased 3.0 million shares of common stock for an aggregate price of approximately $49.8 million. As of December 31, 2008, there was $25.2 million remaining in our stock repurchase program.

15.	Commitments and Contingencies

Operating Leases

We lease our office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through October 15, 2018. For the years ended December 31, 2008, 2007 and 2006 the total operating lease expense was $5.0 million, $4.6 million and $2.9 million, respectively.

Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending December 31,

2009	$4,720
2010	3,756
2011	3,186
2012	3,062
2013	2,861
Thereafter	11,883

$29,468

Capital Leases

The following is an analysis of the leased property under capital leases by major property class (in thousands):

	As of December 31,
	2008	2007

Computer equipment	$1,486	$1,486
Furniture and fixtures	203	203

	1,689	1,689
Less: Accumulated depreciation	(870)	(274)

	$819	$1,415

Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,

2009	$417
2010	349
2011	115

Total minimum lease payments	881
Less: Amount representing taxes, included in total minimum lease payments	(50)

Net minimum lease payments	831
Less: Amount representing interest	(67)

Present value of net minimum lease payments	$764

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

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterates the Ministry’s position that the transactions are subject to Ontario retail sales tax. The parties are now engaged in the discovery process and we expect this matter will be heard by the Superior Court in late 2009. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003, for these financing source revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts, we would be required to pay the obligation, which could range from $4.4 million (CAD) to $4.9 million (CAD), including penalties and interest.

Commitments

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $5.4 million as of December 31, 2008 and $5.1 million as of December 31, 2007, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $2.9 million as of December 31, 2008 and $2.4 million as of December 31, 2007, if there is a change in control. Due to the realignment of our workforce and business on January 5, 2009, the severance commitment was reduced by approximately $1.9 million. Refer to Note 18 for further information.

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

DealerTrack Inc. v. RouteOne LLC

On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (“RouteOne”) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint sought injunctive relief as well as damages against RouteOne for infringement of two patents owned by us: U.S. Patent No. 6,587,841 (the “’841 Patent”) and U.S. Patent No. 5,878,403 (the “’403 Patent”). These patents relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also sought relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.

The court approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count was dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts were dismissed with prejudice.

DealerTrack, Inc. v. Finance Express et al., CV-06-2335;

DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and

DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (“Finance Express”), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the ’403 Patent and the ’841 Patent. Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.

On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ’403 Patent and ’841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.

On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Patent No. 7,181,427 (the “’427 Patent”). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the ’427 Patent.

The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, were consolidated by the court. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. Fact and expert discovery and motions for summary judgment have been completed.

On July 21, 2008 and September 30, 2008, the court issued summary judgment orders disposing of certain issues and preserving other issues for trial.

On January 29, 2009, the parties filed a proposed pretrial order that the court has not yet entered. Under the proposed pretrial order, we expect the following claims to be tried:

1. RouteOne infringes claims 1, 3 and 4 of the ’427 Patent pursuant to 35 U.S.C. Section 271(a).

2. Finance Express infringes claims 7-9, 12, 14, 16 and 17 of the ’841 Patent pursuant to 35 U.S.C. Sections 271(a) and (b).

3. Finance Express infringes claims 1, 3 and 4 of the ’427 Patent pursuant to 35 U.S.C. Section 271(a).

RouteOne and Finance Express continue to assert that the patents are invalid and unenforceable, and continue to deny infringement.

Trial is currently scheduled to begin April 21, 2009.

We intend to pursue our claims vigorously.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

16.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the years ended December 31, 2008 and 2007 is approximately 11% and 10% of our revenue, respectively, and is less than 10% of our revenue for 2006.

Supplemental disclosure of revenue by service type is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Transaction services revenue	$132,419	$147,312	$112,752
Subscription services revenue	94,690	75,061	53,352
Other	15,597	11,472	7,168

Total net revenue	$242,706	$233,845	$173,272

17.	Credit Facility

Our $25.0 million revolving credit facility expired on April 15, 2008, pursuant to its terms.

18.	Subsequent Events

Realignment of Workforce and Business

On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we anticipate a restructuring charge in the first quarter of 2009 of $7.1 million on a pre-tax basis, including approximately $4.0 million of net non-cash compensation expense.

AAX Asset Acquisition

On January 23, 2009, we acquired the AAX® suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $32.6 million in cash. The AAX inventory management suite will be marketed in conjunction with our current inventory management solution. In accordance with SFAS 141R Business Combinations we expensed approximately $0.4 million of professional fees associated with the acquisition during the first quarter of 2009. We are in the process of finalizing the fair value assessment for the acquired assets, which is expected to be completed by December 31, 2009, and accordingly the related purchase accounting is not final.

Exit from SCS Business

On February 14, 2009, DealerTrack exited its non core SCS business in a transaction with a former senior executive of the company who left the organization in January 2009 as part of the realignment of our workforce. The SCS business, which accounted for approximately $1.9 million of revenue in 2008, is an administration system used by aftermarket providers as their back-end origination solution. DealerTrack can earn up to $2.0 million in contingent purchase price.

DEALERTRACK HOLDINGS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions					Balance at
	Beginning of	Charged to			Other		End of
Description	Period	Expenses	Deductions		Adjustments		Period
	(In thousands)

As of December 31, 2008:
Allowance for doubtful accounts	$1,730	$4,225	$(5,007)		$—		$948
Allowance for sales credits	885	5,414	(5,399)		—		900
Deferred tax valuation allowance	954	141	—		2,227	(1)	3,322
As of December 31, 2007:
Allowance for doubtful accounts	$1,884	$3,620	$(3,883)		$109		$1,730
Allowance for sales credits	2,523	3,147	(4,785)		—		885
Deferred tax valuation allowance	214	109	—		631	(2)	954
As of December 31, 2006:
Allowance for doubtful accounts	$1,531	$1,527	$(1,174)		$—		$1,884
Allowance for sales credits	1,133	3,311	(1,921)		—		2,523
Deferred tax valuation allowance	4,245	214	(4,245	)(3)	—		214

(1)	For the year ended December 31, 2008, the deferred tax valuation allowance was increased by $2.2 million primarily due to an impairment loss on auction rate securities and was further increased by expenses in various states.

(2)	For the year ended December 31, 2007, the deferred tax valuation allowance was increased by $0.6 million primarily due to acquisitions during 2007 and was further increased by expenses in various states.

(3)	For the year ended December 31, 2006, the deferred tax asset valuation was reversed by $4.2 million. Included in this reversal is a $0.7 million adjustment to goodwill relating to the net operating loss acquired but not recognized at the date of acquisition of DealerAccess in January 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2009.

Item 10.	Directors, Executive Officers of Corporate Governance

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the three years ended December 31, 2008

Consolidated Statements of Cash Flows for the three years ended December 31, 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule — Schedule II

(3) Exhibits

Number	Description

3.1(4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.
3.2(4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.
4.1(1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.2(3)	Form of Certificate of Common Stock.
10.1(2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.
10.2(2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.
10.3(2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.
10.4(2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.
10.5(2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.
10.6(2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.
10.7(2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.
10.8(2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.9(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.10*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

Number	Description

10.11*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between David Trinder and DealerTrack Holdings, Inc.
10.12*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between David Trinder and DealerTrack Holdings, Inc.
10.13(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.14*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.15(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.
10.16*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.
10.17(9)	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.
10.18(9)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.
10.19(9)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.
10.20(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.
10.21*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Robert Cox and DealerTrack Holdings, Inc.
10.22(1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10.23(1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.
10.24(1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.25(1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10.26(6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.
10.27(10)	Second Amended and Restated 2005 Incentive Award Plan, effective as of June 3, 2008.
10.28(8)	Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.29(5)	Form of Stock Option Agreement.
10.30(5)	Form of Restricted Stock Agreement.
10.31*	Form of Restricted Stock Unit Agreement.
10.32(1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.
10.33(9)	Stock Ownership and Retention Program, adopted May 26, 2005.
10.34(1)	Employee Stock Purchase Plan, adopted May 26, 2005.
10.35(1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.
10.36(11)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.
10.37(1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.
10.38(11)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.
10.39(1)	401(k) Plan, effective as of January 1, 2001, as amended.
10.40(2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

Number	Description

10.41(4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.
10.42(7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.
14.1(6)	Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(10)	Incorporated by reference to Exhibit I to our Definitive Proxy Statement, filed on April 29, 2008.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007 .

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

Date: February 24, 2009

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

Signature	Title	Date

/s/ Mark F. O’Neil Mark F. O’Neil	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 24, 2009

/s/ Robert J. Cox III Robert J. Cox III	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 24, 2009

/s/ Mary Cirillo-Goldberg Mary Cirillo-Goldberg	Director	February 24, 2009

/s/ Ann B. Lane Ann B. Lane	Director	February 24, 2009

/s/ John J. McDonnell, Jr. John J. McDonnell, Jr.	Director	February 24, 2009

/s/ James David Power III James David Power III	Director	February 24, 2009

/s/ Howard L. Tischler Howard L. Tischler	Director	February 24, 2009

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 24, 2009

/s/ James Foy James Foy	Director	February 24, 2009

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

Number	Description

3.1(4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.
3.2(4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.
4.1(1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.
4.2(3)	Form of Certificate of Common Stock.
10.1(2)	Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.
10.2(2)	Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.
10.3(2)	First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.
10.4(2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.
10.5(2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.
10.6(2)	Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.
10.7(2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.
10.8(2)	Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.9(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.10*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.11*	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between David Trinder and DealerTrack Holdings, Inc.
10.12*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between David Trinder and DealerTrack Holdings, Inc.
10.13(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.14*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.15(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.
10.16*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.
10.17(9)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.18(9)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.
10.19(9)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.
10.20(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

Number	Description

10.21*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Robert Cox and DealerTrack Holdings, Inc.
10.22(1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10.23(1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.
10.24(1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.25(1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10.26(6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.
10.27(10)	Second Amended and Restated 2005 Incentive Award Plan, effective as of June 3, 2008.
10.28(8)	Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.
10.29(5)	Form of Stock Option Agreement.
10.30(5)	Form of Restricted Stock Agreement.
10.31*	Form of Restricted Stock Unit Agreement.
10.32(1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.
10.33(9)	Stock Ownership and Retention Program, adopted May 26, 2005.
10.34(1)	Employee Stock Purchase Plan, adopted May 26, 2005.
10.35(1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.
10.36(11)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.
10.37(1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.
10.38(11)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.
10.39(1)	401 (k) Plan, effective as of January 1, 2001, as amended.
10.40(2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.
10.41(4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.
10.42(7)	Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.
14.1(6)	Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(10)	Incorporated by reference to Exhibit I to our Definitive Proxy Statement, filed on April 29, 2008.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007 .