Form 10-K/A
period 2008-12-31
DealerTrack Holdings, Inc.
filed 2009-04-30
CIK 1333513

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 1, 2009, 40,023,759 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is filed solely to include the information required by Part III of Form 10-K that previously was to be incorporated by reference to the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders. This Amendment No. 1 is being filed because the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders will be filed more than 120 days after the end of the registrant’s fiscal year. Accordingly, Part III of the Form 10-K is hereby amended as set forth below. This Amendment No. 1 also includes the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). As no financial statements are contained within this Amendment, we do not include the certifications pursuant to Section 906 of Sarbanes-Oxley. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information About Our Board of Directors
Each of our directors is elected for a three-year staggered term. The eight members of our board of directors are divided into three classes: Class I, Class II and Class III. One class of directors is elected at each Annual Meeting. The following table shows our current directors, when the term of each class of directors expires and how each director is classified:

Class	Directors

Class I: Term expires 2009 and every three years thereafter	Messrs. Foy, Power and Tischler

Class II: Term expires 2010 and every three years thereafter	Ms. Lane and Messrs. McDonnell and Zwarenstein

Class III: Term expires 2011 and every three years thereafter	Ms. Cirillo-Goldberg and Mr. O’Neil
James Foy, 62, has served on our board of directors since September 2008. Mr. Foy has been President and Chief Executive Officer of privately held Aspect Software, Inc. and two predecessor companies (Concerto Software, Inc. and Davox Corporation) since 2001. In 1991, he founded Constellation Software, Inc., a technology company, and served as its President and Chief Executive Officer for three years. In 1994, Constellation was acquired by VMark Software, Inc. a predecessor company of Ardent Software, which was subsequently acquired by Informix Corp. Mr. Foy remained with the surviving companies in a variety of senior executive positions including President of Informix until IBM acquired Informix in 2001. Earlier in his career, he was with Prime Computer, Inc. and International Computers Limited (ICL). Mr. Foy serves on the boards of both Aspect Software and privately held Kalido, Inc., an enterprise software company.
James David Power III, 77, has served on our board of directors since June 2002. Mr. Power has spent more than 35 years at, is a founder of and, from 1996 until April 2005, served as the Chairman of the Board of J.D. Power and Associates, a marketing information firm. Mr. Power also serves as a director of IMPCO Technologies, Inc., a public company, which supplies alternative fuel products to the transportation, industrial and power generation industries. In 1992, Mr. Power was a recipient of the Automotive Hall of Fame’s Distinguished Service Citation, awarded each year to seven of the industry’s most accomplished leaders. Mr. Power holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University, California State University, Northridge and College Misericordia. He also serves as an adjunct professor of marketing at California State University, Northridge. Mr. Power holds a BA from the College of the Holy Cross and an MBA from The Wharton School of Finance at the University of Pennsylvania.
Howard L. Tischler, 55, has served as lead director since April 2006 and on our board of directors since March 2003. Since January 2009, Mr. Tischler has been employed as Chairman and CEO of Enfocel, LLC, a management consulting and online marketing consulting firm. From September 2005 through December 2008, Mr. Tischler was employed by First Advantage Corporation, where he served as Group President of First Advantage Dealer Services. From 2001 until September 2005, Mr. Tischler was President and Chief Executive Officer of First American Credit Management Solutions, Inc., or CMSI, which was a subsidiary of The First American Corporation, as well as Teletrack, Inc. From 1999 until our acquisition of Credit Online, Inc. from CMSI in 2003, Mr. Tischler was President and Chief Executive Officer of Credit Online. Mr. Tischler currently serves on the Engineering Advisory Board at George Washington University. He holds a BS in Mathematics from the University of Maryland and an MS in Engineering and Operations Research from The George Washington University.

Barry Zwarenstein, 60, has served on our board of directors since November 2007. Since September 2008, Mr. Zwarenstein has been employed by SMART Modular Technologies, Inc., where he serves as Senior Vice President and Chief Financial Officer. From June 2004 through August 2008, Mr. Zwarenstein served as Executive Vice President and Chief Financial Officer for VeriFone Holdings, Inc. Prior to joining VeriFone, Mr. Zwarenstein served as Chief Financial Officer of Iomega Corporation from November 2001 to June 2004, of Mellanox Technologies Limited from January 2001 to June 2001, of Acuson Corporation from October 1998 to December 2000 and of Logitech S.A. from July 1996 to September 1998. Mr. Zwarenstein started his career at FMC Corporation, where he held a variety of financial positions, including, at the time of his departure, Chief Financial Officer for FMC Europe in Brussels, Belgium. Mr. Zwarenstein received a Bachelor of Commerce degree from the University of Natal, South Africa and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is qualified as a Chartered Accountant (South Africa).
Ann B. Lane, 54, has served on our board of directors since July 2007. From April 2000 to January 2005, Ms. Lane was Managing Director, Co-Head of Syndicated & Leveraged Finance and Head of Bank Loan Capital Markets at JPMorgan. From 1997 to 2000, Ms. Lane was Managing Director and Global Co-Head of Bank Loan Syndications at Citigroup Inc. From 1995 to 1997, Ms. Lane was Global Industry Head, Aviation and Defense at Citigroup Inc., and from 1982 to 1995, Ms. Lane held a number of senior level positions at Citigroup, including Global Head of Corporate Debt Restructuring. Ms. Lane is a Board Member of Musical Masterworks in Old Lyme, Connecticut. Ms. Lane holds a BS in Economics from the University of California at Berkeley.
John J. McDonnell Jr., 71, has served on our board of directors since July 2005. Mr. McDonnell has been Chief Executive Officer and a Director of ExaDigm, Inc., a leading innovator of modular IP-based technology, since October 2008. Mr. McDonnell is the founder of TNS, Inc., a leading provider of data communications services to processors of credit card, debit card and ATM transactions worldwide. Mr. McDonnell served as Chairman and Chief Executive Officer of TNS, Inc. from April 2001 to September 2006. Previously, he served as chairman and CEO of PaylinX Corp., a software provider for transaction processing, from November 1999 until it was sold to CyberSource Corp. in September 2000. He remains a director of CyberSource, a publicly held company. Prior to that, Mr. McDonnell was President, Chief Executive Officer and a director of Transaction Network Services, Inc. from the time he founded the company in 1990. Mr. McDonnell is also a founder and director of the Electronic Funds Transfer Association. He was the recipient of KPMG Peat Marwick LLP’s 1997 High Tech Entrepreneur Award and the Rensselaer Polytechnic Institute 2002 Entrepreneur of the Year Award. Mr. McDonnell holds a BS in Electrical Engineering from Manhattan College, a MSEE from Renssalaer Polytechnic Institute and an Honorary Doctorate of Humane Letters from Marymount University.
Mary Cirillo-Goldberg, 61, has served on our board of directors since December 2002, and served as lead director from May 2005 to April 2006. Since September 2003, Ms. Cirillo-Goldberg has served as an advisor to Hudson Venture Partners, L.P., a venture capital fund. Ms. Cirillo-Goldberg served as the Chairman and Chief Executive Officer of OPCENTER, LLC, a privately held company that provides help desk, e-commerce and network operations services, from March 2000 to September 2003. From June 1997 through March 2000, she served as Executive Vice President and Managing Director of Bankers Trust Corporation. Ms. Cirillo-Goldberg currently serves as a director of three other public companies: ACE Limited, Health Care Property Investors, Inc. and Thomson Reuters Corporation.
Mark F. O’Neil, 50, has served as our Chairman of the Board, President and Chief Executive Officer since May 2005 and has served as a member of the board of directors since August 2001. From August 2001 to May 2005, Mr. O’Neil served as our Chief Executive Officer and President. Mr. O’Neil began his career at Intel Corporation, where he first developed knowledge of the technology industry. He subsequently worked for McKinsey & Co. before moving to the automotive industry in the late 1980s. His experience in the automotive industry includes serving as President of Ertley MotorWorld, a dealer group based in Pennsylvania. From this traditional retail dealer group, Mr. O’Neil went on to co-found and lead the development and rollout of CarMax, Inc., a publicly-held used automobile retailer. From June 2000 through January 2001, Mr. O’Neil was President and Chief Operating Officer of Greenlight.com, an online automotive sales website. He also serves as a director of DealerTire LLC, a privately held company. Mr. O’Neil holds a BS in Industrial Engineering from Worcester Polytechnic Institute and an MBA from Harvard Business School

Information About Our Executive Officers
The following individuals were serving as our executive officers as of April 20, 2009:

Name	Age	Title

Mark F. O’Neil	50	Chairman of the Board, President and Chief Executive Officer
Ana M. Herrera	52	Senior Vice President, Human Resources
Eric D. Jacobs	42	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
Richard McLeer	44	Senior Vice President and Chief Information Officer
Raj Sundaram	42	Senior Vice President, Solutions and Services Group
Rick G. Von Pusch	47	Senior Vice President, Sales, Marketing and International
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
Ana M. Herrera has served as Senior Vice President, Human Resources since February 2007. From May 2005 to January 2007, Ms. Herrera served as Vice President, Human Resources, of DealerTrack, Inc. From September 2002 to May 2005, Ms. Herrera was Vice President of Human Resources at MeadWestvaco Corporation, where she led the global human resources function for the company’s Consumer Packaging Group. Prior to this, Ms. Herrera spent two years as a consultant, working on a wide range of human resources assignments for a diverse group of clients. Other previous experience includes having served as Vice President of Human Resources for Revlon Consumer Products Corporation’s International Division, and as, first, Director and later Vice President of Human Resources for Duracell Corporation. Ms. Herrera holds a BS in Business Administration from California State Polytechnic University.
Eric D. Jacobs has served as Senior Vice President and Chief Administrative Officer since January 2009 and has also served as Chief Financial Officer and Treasurer since March 2009. From January 2004 through January 2009 Mr. Jacobs served as our Senior Vice President, General Counsel and Secretary. From August 2006 through January 2009 Mr. Jacobs also served as President of DealerTrack Canada, Inc., our Canadian subsidiary, formerly known as dealerAccess Canada, Inc. From April 2002 to December 2003, Mr. Jacobs served as our Vice President, General Counsel and Secretary. Mr. Jacobs was an associate at the international law firm of O’Melveny & Myers LLP where he specialized in general corporate and securities law from August 1998 to April 2002. Prior to becoming an attorney, Mr. Jacobs was an audit manager and CPA at KPMG LLP. Mr. Jacobs holds a BS in Business Administration with a major in Accounting, magna cum laude, from Rider University and a JD, with honors, from the Rutgers School of Law-Newark.

Richard McLeer has served as Senior Vice President and Chief Information Officer since January 2009. From August 2006 through January 2009, Mr. McLeer served as Senior Vice President, Strategy & Development. From April 2005 to August 2006, Mr. McLeer served as Vice President, Credit and Contract Solutions for DealerTrack, Inc., and served as our National Lender Development Manager from February 2001 to April 2005. From 1996 to 2001, Mr. McLeer was Senior Vice President and National Product Director for the Bank of America Auto Group, and previously held a variety of marketing, sales and business development positions at Bank of America. Prior to that, Mr. McLeer worked at Trans Union Corporation from 1993 to 1996. Other previous experience includes two years serving as controller of Ellesse, U.S.A., a division of Reebok, and four years in public accounting. Mr. McLeer holds a BS in Accounting from Hofstra University and is a CPA.
Rajesh (Raj) Sundaram has served as Senior Vice President, Solutions and Services Group, since January 2009. From August 2006 through January 2009, Mr. Sundaram served as Senior Vice President, Dealer Solutions. Mr. Sundaram served as President of Automotive Lease Guide (alg), Inc. and President of Automotive Lease Guide (alg), LLC, from 2002 until its acquisition by us in May 2005, and continued to hold those positions from May 2005 to August 2006. Prior to joining ALG as Vice President and General Manager in 1999, Mr. Sundaram served as Senior Manager, Strategic Planning and Pricing at Nissan North America, Inc. from 1997 to 1999, and held various positions in financial planning including Finance Manager, Infiniti division at Nissan North America, Inc. from 1994 to 1997. Mr. Sundaram previously held roles in the controller’s office of the Ford division of Ford Motor Company from 1991 to 1994. Mr. Sundaram holds a BS and MS in Accounting from the University of Mumbai in India and an MBA in Finance from Lehigh University.
Rick G. Von Pusch has served as Senior Vice President, Sales, Marketing and International, since January 2009. Mr. Von Pusch served as Senior Vice President, Customer Development from August 2006 through January 2009. From April 2006 to August 2006, Mr. Von Pusch served as President of Sales and Marketing at 5Square Systems, a provider of CRM, desking and menu products. Mr. Von Pusch served as Vice President of U.S. Retail Sales at Reynolds and Reynolds Corporation from April 2005 to October 2005, Area Vice President from October 2001 to April 2005 and held various positions in sales and sales management at Reynolds and Reynolds from 1988 to 2001. Mr. Von Pusch also was a sales representative for NCR Corporation from 1985-1987. Mr. Von Pusch holds a BA in Management Information Systems from the University of South Florida.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of either class of our common stock to file reports of ownership and changes of ownership with the SEC and to furnish us with copies of the reports they file. Based solely on our review of the reports received by us, or written representations from certain reporting persons, we believe that during the period from January 1, 2008 through December 31, 2008 all reports were timely filed, except for (a) Form 4 filings to report the sale of stock by Mr. Charles Giglia on February 8, 2008; (b) a Form 4 by each of Messrs. Foy, Power, Tischler and Zwarenstein and Ms. Lane and Ms. Cirillo-Goldberg to report the receipt of restricted stock units on September 30, 2008; and (c) a Form 4 filing to report the sale of stock by Ms. Herrera on December 10, 2008.
Code of Business Conduct and Ethics
We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Code of Business Conduct and Ethics is available on our website at www.dealertrack.com. A copy of our Code of Business Conduct and Ethics may also be obtained, free of charge, from us upon request directed to: DealerTrack Holdings, Inc., 1111 Marcus Avenue, Suite M04, Lake Success, NY 11042, Attention: Investor Relations. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting such information on our website at www.dealertrack.com and/or in our, public filings with the Securities and Exchange Commission (the “SEC”).
Procedures for Security Holder Recommendations for Director Nominees
Candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the board of directors, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing to the Secretary at 1111 Marcus Avenue, Suite M04, Lake Success, NY 11042 who will forward all recommendations to the committee. Stockholders must submit their recommendations by or before January 1, 2010 and provide the following information:
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

The Nominating and Corporate Governance Committee may consider the following criteria in recommending candidates for election to the board of directors:
•	personal and professional integrity, ethics and values;
•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•	experience in the company’s industry and with relevant social policy concerns;
•	experience as a board member of another publicly held company;
•	academic expertise in an area of the company’s operations; and
•	practical and mature business judgment.
Our Audit Committee
Our Audit Committee consists of Ms. Lane and Messrs. Zwarenstein and McDonnell. Mr. Zwarenstein serves as chairperson of the Audit Committee. Our board of directors has determined that each member of the Audit Committee is independent and that Ms. Lane and Mr. Zwarenstein are each audit committee financial experts, as defined by SEC rules, and have financial sophistication, in accordance with the applicable NASDAQ listing standards.

Item 11. Executive Compensation.
Non-Management Directors’ Compensation For Fiscal Year 2006
Directors who are also employees receive no fees for their services as directors. During 2008, all other directors received the following compensation for their services:

Annual Fee:	$50,000 per director.

Initial Equity Grant:
Options to purchase 30,000 shares of our common stock upon becoming a director. The grant vests in three equal annual installments commencing on the first anniversary of the grant date, subject to the director’s continued service on the board.

Annual Equity Grant:
Restricted common stock equal to a fixed dollar value of $135,000 is granted each year on the date of our Annual Meeting. This grant vests on the day of the following Annual Meeting, subject to the director’s continued service on the board.

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
Our stock ownership and retention program requires non-employee members of our board of directors to own shares equal in value to four times their annual retainer. Directors are expected to attain the required share ownership level within five years from joining our board of directors.
The following table sets forth our non-management directors’ compensation for 2008.

	Fees Earned	Stock	Option
	or Paid in Cash	Awards	Awards
Name	(1)	(2)	(3)	Total

Mary Cirillo-Goldberg	$50,000	$171,274	$20,900	$242,174
James Foy	14,167	37,295	25,083	76,545
Ann B. Lane	50,000	135,692	178,800	364,492
John J. McDonnell, Jr.	50,000	173,549	5,367	228,916
James David Power III	50,000	171,274	20,900	242,174
Howard L. Tischler	50,000	171,274	20,900	242,174
Barry Zwarenstein	50,000	183,700	214,400	448,100

(1)
The following directors deferred all or a portion of their 2008 cash compensation pursuant to our Directors’ Deferred Compensation Plan and received deferred stock units. Each deferred stock unit converts into one share of common stock upon the payment commencement date selected by the director.

	Compensation	Number of Deferred
Name	Deferred	Stock Units

Mary Cirillo-Goldberg	$50,000	3,298
James Foy	14,167	1,150
Ann B. Lane	50,000	3,298
James David Power III	50,000	3,298
Howard L. Tischler	50,000	3,298
Barry Zwarenstein	50,000	3,298

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of restricted common stock granted in 2008 as well as prior fiscal years in accordance with SFAS 123(R). For restricted common stock, fair value is calculated using the closing price of our common stock on the date of grant. For additional information, refer to Notes 2 and 13 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be received by each director. The following chart shows the details for each director’s grants of restricted common stock as of December 31, 2008, including the grant date fair value computed in accordance with SFAS 123(R).

	Restricted			Outstanding
	Common Stock	Number	Grant Date	Restricted
Name	Grant Date	Granted	Fair Value	Common Stock

Mary Cirillo-Goldberg	5/26/2005	3,500	$17.10	0
	6/14/2006	3,500	21.94	1,167
	7/11/2007	3,500	39.05	0
	6/03/2008	6,828	19.77	6,828
James Foy	9/19/2008	4,888	20.71	4,888
Ann B. Lane	7/11/2007	3,500	39.05	0
	6/03/2008	6,828	19.77	6,828
John J. McDonnell, Jr.	7/28/2005	3,500	18.00	0
	6/14/2006	3,500	21.94	1,167
	7/11/2007	3,500	39.05	0
	6/03/2008	6,828	19.77	6,828
James David Power III	5/26/2005	3,500	17.10	0
	6/14/2006	3,500	21.94	1,167
	7/11/2007	3,500	39.05	0
	6/03/2008	6,828	19.77	6,828
Howard L. Tischler	5/26/2005	3,500	17.10	0
	6/14/2006	3,500	21.94	1,167
	7/11/2007	3,500	39.05	0
	6/03/2008	6,828	19.77	6,828
Barry Zwarenstein	11/06/2007	2,625	47.98	0
	6/03/2008	6,828	19.77	6,828

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted in 2008 as well as prior fiscal years in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Notes 2 and 13 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be received by each director. The following chart shows the details for each director’s outstanding options as of December 31, 2008, including the grant date fair value of each option computed in accordance with SFAS 123(R). For awards granted prior to January 1, 2006, the grant date fair value column represents the intrinsic value recorded under APB 25.

					Outstanding
					Stock
	Option	Number	Exercise	Grant Date	Options
Name	Grant Date	Granted	Price	Fair Value	(Exercisable)

James Foy	9/19/2008	30,000	$20.71	$8.60	0
Mary Cirillo-Goldberg	1/30/2003	6,250	2.80	0.00	6,250
	5/26/2005	50,000	12.92	4.18	50,000
Ann B. Lane	7/11/2007	30,000	39.05	17.88	10,000
John J. McDonnell, Jr.	7/28/2005	30,000	17.08	0.92	10,000
James David Power III	6/18/2002	6,250	2.80	0.00	6,250
	5/26/2005	50,000	12.92	4.18	50,000
Howard L. Tischler	5/26/2005	40,000	12.92	4.18	40,000
Barry Zwarenstein	11/06/07	30,000	47.98	21.44	10,000

COMPENSATION DISCUSSION AND ANALYSIS
This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our executive officers. These executive officers include the Chief Executive Officer, Chief Financial Officer and the three most highly compensated officers of DealerTrack, who we refer to in this section as the “named executive officers.”
Overview
The Company’s compensation philosophy is designed to support the key objective of creating value for the stockholders by growing the revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, increasing the total market capitalization and growing the share price. The Compensation Committee is responsible for establishing and approving the compensation of our executive officers.
DealerTrack believes that a sound compensation philosophy and strategy serve to align the team members and focus the executive team and the whole company on the vision and the achievement of our stated strategic objectives and goals.
The Compensation Committee has established the following principles in determining the compensation of the executive officers:
•	balance rewards for executives between short-term results and the long-term strategic decisions needed to ensure sustained success for the Company and its stockholders over time;

•	attract and retain high-performing executive talent by paying competitive compensation;

•	provide rewards consistent with performance by tying both the annual cash incentive program and the long term equity incentive program to corporate performance; and

•	provide equity-based long term incentives which align management and stockholder interests.
The Compensation Committee has established a number of processes, described below, to ensure that the executive compensation achieves these objectives.
Compensation Processes and Criteria
Peer Group Information and Benchmarking
In connection with compensation decisions for 2008, the Compensation Committee reviewed market compensation data of a peer group of companies established by Ernst & Young, an independent compensation consultant that is retained by and reports to the Compensation Committee. The companies that comprised our 2008 peer group were: Choicepoint, Inc., Digital River, Inc., f5 Networks Inc., Radiant Systems, Inc., Salesforce.com, Inc., Tier Technologies, Inc., Websense, Inc., Blackbaud, Inc., Blackboard Inc., Heartland Payment Systems, Jack Henry & Associates, TNS, Inc. and Witness Systems, Inc.
The Compensation Committee uses the peer group compensation data primarily to ensure that the total direct compensation for executives is within the broad middle range of comparative pay while providing an opportunity for the annual cash bonus to attain the 75th percentile when targeted performance levels are exceeded. While peer group market data provides a useful starting point for compensation decisions, the Compensation Committee also takes into account factors such as level of responsibility, prior experience and individual performance in arriving at final compensation decisions. The elements of executive compensation include base salary, annual and long term incentive plans, and annual grants of equity awards. Executive compensation has a high proportion of total direct compensation delivered through pay-for-performance incentive and long-term equity compensation, equating to a greater proportion of at-risk compensation.

On November 12, 2008, the Compensation Committee re-evaluated the 2008 peer group companies to determine if any revisions should be made in connection with compensation decisions for 2009. The Compensation Committee elected to remove two companies whose legal structures made them no longer appropriate peers for the Company: Choicepoint, Inc. and Witness Systems, Inc.
Assessment of Company and Individual Performance
The Compensation Committee, in collaboration with senior management, annually establishes specific revenue and EBITDA targets that determine the size of bonus payouts under the annual incentive bonus plan. Individual performance directly determines total direct compensation levels (consisting of annual salary, annual bonus awards and long-term incentives) for the Chief Executive Officer and other executive officers.
The Compensation Committee meets with the Chief Executive Officer at the beginning of the year to establish the Chief Executive Officer’s performance objectives (both individual and company) for the year. At the end of the year, the Compensation Committee conducts a performance review of the Chief Executive Officer based on his achievement of the pre-established objectives. The overall performance of the Chief Executive Officer and the company are considered by the Compensation Committee in setting the Chief Executive Officer’s compensation.
For all other executive officers, the Compensation Committee receives a performance assessment and compensation recommendation from the Chief Executive Officer. The performance evaluation of the other executive officers is based on achievement of pre-established objectives. The objectives for all executive officers are established by the CEO and include both corporate and individual objectives.
Total Compensation Review
The Compensation Committee annually reviews each executive officer’s base pay, bonus and equity incentive awards with the guidance of the Compensation Committee’s independent consultant. In addition to these compensation elements, the Compensation Committee reviews the long-term incentive program, deferred compensation program and the payments that would be required under various severance and change-in-control scenarios.
Components of Executive Compensation for 2008
Base Salary
Base salaries for DealerTrack’s named executive officers are pegged at the market median and are competitive with similar positions at the peer group companies. The base salaries of all executive officers are reviewed annually against market data and adjusted to reflect individual roles and performance. Adjustments to base salary are determined based upon market trends as well as individual performance and experience. Base salary may be adjusted during the year if a change in the scope of the executive officer’s responsibilities justifies such consideration. In 2008, the Compensation Committee increased the base salaries of each of the named executive officers from 2007 by approximately 3.77%. These salary increases were consistent with the base salary increases for the rest of the company’s employees.
None of DealerTrack’s named executive officers received an increase in base salary from 2008 to 2009. As of April 16, 2009, DealerTrack instituted a company-wide decrease of 5.29% in base salary for the rest of 2009 for all employees, including all executive officers.
Annual Incentive Bonus Plan
•
Under the annual incentive bonus plan, the cash incentive bonus amounts are targeted at the 50th percentile of the peer group’s annual bonus compensation. Awards under the annual incentive plan are based upon the achievement of both corporate and individual goals, including EBITDA, total revenue and business unit revenue targets and individual performance. If we exceed the targets and achieve the stretch goals, the annual incentive bonus amount is then targeted at the 75th percentile of the peer group’s annual bonus compensation in order to provide rewards consistent with performance. The 2008 corporate performance targets were: an EBITDA target of $74.1 million, a corporate-wide revenue target of $282.4 million, as well as separate revenue targets for each of the business units. Under this plan, no annual bonuses were required to be paid in 2008 if the company did not meet an EBITDA threshold of $67.3 million. The company did not meet this threshold; accordingly, the payout of the 2008 bonus was at the discretion of the Compensation Committee.

•
EBITDA was used as the principal metric to review and assess the operating performance and the performance of the management team because EBITDA provides useful information with respect to the performance of the fundamental business activities and is also frequently used by equity research analysts and others in the evaluation of the company. For executive officers with company-wide responsibility, equal weight is given to total corporate revenue and EBITDA targets. For other executive officers who are responsible for business units, depending on their position, different weights are given to corporate and business unit revenues. In each case, additional weight is given to individual performance and attainment of individual goals.

•
The annual incentive bonus target amounts, expressed as a percentage of base salary, are established for the named executive officers each year, with a target range of 50% to 80% of base salary for 2008 and a maximum range of 175% to 210% of base salary for 2008, depending on the executive officer’s position. As stated above, no bonuses are required to be paid under the plan if the company does not meet the pre-determined EBITDA threshold amount. If the EBITDA threshold amount and the respective revenue targets are exceeded, the Compensation Committee may increase or reduce payouts by up to 5% depending on performance relative to specific subscription and transaction revenue targets. The Compensation Committee may further positively or negative adjust the actual award to each executive officer depending on its assessment of each individual’s performance. In making this assessment, the Compensation Committee also considers the input of the Chief Executive Officer with respect to awards to the other executive officers. In the case of the Chief Executive Officer, the Compensation Committee considers additional non-financial factors such as leadership, leadership development, talent management and succession planning in determining the annual incentive bonus amount. The Compensation Committee may adjust the financial metrics in appropriate circumstances, such as the acquisition or divestiture of a business or the impact of foreign exchange rates. In 2008, the financial metrics were not adjusted.

The company had a challenging year in 2008 due to the unprecedented decline in the number of vehicles financed. However, despite the challenging economic environment for our business, the company achieved 3.8% growth in revenue. The growth achieved reflects the fact that the company was able to grow its subscription business 26.2%. Growing the subscription business is a key focus to eliminate our dependency on the transaction business.
The actual revenue and EBITDA in 2008 were $242.7 million and $41.4 million, respectively. Although no bonuses were required to be paid under the plan because the minimum EBITDA target for 2008 was not met, the Compensation Committee used its discretion to award cash incentive bonuses to executive officers that ranged from 0% to 45% of their respective base salaries. The Chief Executive Officer requested that the Compensation Committee not consider awarding him a bonus for 2008. The other named executive officers received bonus payouts equal to less than 45% of their respective bonus target amounts.
Annual Equity Grants
In order to align the executive officers’ interests with those of the stockholders, the Compensation Committee makes an annual equity grant each year to each executive officer. The Compensation Committee reviewed and considered competitive market information at or near the 50th percentile of the company’s peer group and established awards within the competitive range of the 50th percentile of the peer group. The following factors were also considered in determining the level of long-term incentives awarded to the executive officers:
•	the executive’s performance;
•	the executive’s potential future contributions to the company;
•	the current compensation of the executive; and
•	the current overall value of the executive’s long-term incentives.

The Compensation Committee uses non-qualified stock options instead of incentive stock options in order to preserve the company’s compensation expense tax deduction. The 2008 equity grants to our executive officers consisted solely of time-vesting stock options. The rationale for a grant consisting solely of stock options was the Compensation Committee’s desire to focus our executive officers directly on increasing stockholder value through the growth in share price. In future years the Compensation Committee may elect to provide equity in the form of restricted stock, stock options or restricted stock units.
The annual equity grants also serve as a retention device because they are vested and earned through service with us over a four-year period and the options have a seven-year life. These equity grants further the long-term perspective necessary for continued success of the business.
The Compensation Committee typically makes the annual stock option grants at the first regularly scheduled meeting of the Compensation Committee of the year. Option grants to new hires are generally made at the first regularly scheduled Compensation Committee meeting that follows the date of hire. We set the exercise price of the options at the closing price of the stock on the date of grant. All equity grants to our named executive officers in 2008 were made pursuant to the Amended and Restated 2005 Incentive Award Plan.
Stock Ownership Requirements
The Compensation Committee has also implemented stock ownership requirements for members of the executive team equal to multiples of their base salary, which vary from one time to six times base salary. The CEO is required to hold shares with a value equal to six times his base salary, and the other named executive officers are required to hold shares with a value equal to two times their base salaries.
Each executive officer is expected to attain his or her stock ownership level within five years of becoming an executive officer. Stock options are not included in determining compliance with the share ownership requirement. Named executive officers are expected to retain 25% of the net after-tax shares acquired pursuant to the exercise of a stock option until they achieve the minimum share ownership position. The Compensation Committee reviews each named executive officer’s compliance with the minimum stock ownership requirement once a year. Shares acquired through the company’s Employee Stock Purchase Plan are counted toward the stock ownership requirement.
As of the end of 2008, each executive officer met the minimum share ownership requirement.
Long-Term Equity Incentive Program
In August 2006, the Compensation Committee implemented a performance-based long-term equity incentive program and made significant grants of restricted common stock to the named executive officers. These grants are targeted to deliver total direct compensation (annual base salary, annual bonus awards and long-term incentives) at the 75th percentile of the peer group upon the achievement of exceptional performance. These grants will be fully earned and vested only if during the three fiscal year measurement period: (i) we achieve annual growth for the EBITDA and market capitalization metrics as set forth below; and (ii) if the executive officers remain continuously employed with us through January 31, 2010. As provided in the award agreements, the EBITDA goals are adjusted by the Compensation Committee from time to time to reflect both the positive and negative impact of acquisitions, in order to neutralize the impact of those acquisitions. Awards of performance-based long-term equity incentive awards were granted pursuant to the Amended and Restated 2005 Incentive Award Plan.
Performance Goals

EBITDA	Market Cap

December 31, 2007
$54.1 million	$928 million
December 31, 2008
$66.9 million	$1,136 million
December 31, 2009
$82.9 million	$1,400 million

The company met its performance goals for fiscal year 2007 related to both EBITDA and market capitalization but did not meet its performance goals for fiscal year 2008 for either EBITDA or market capitalization. The awards related to each 2008 performance goal remain eligible for vesting should the company meet its 2009 performance goals in that category. For example, if the company meets its 2009 EBITDA performance goal, participants in the company’s Long-Term Equity Incentive Plan will be entitled to receive their performance awards for EBITDA for both 2008 and 2009.
Employment Agreements
The company has entered into employment agreements with each of the named executive officers. These agreements were amended in 2007 to reduce the amount of severance provided in the event of termination without cause or for good reason from two years of base salary to one year of base salary generally payable over the one year period following the executive’s termination. The purpose of these amendments was to bring the company’s employment agreements more in line with peer group companies. Additionally, these agreements provide for pro-rata annual cash incentive and limited accelerated vesting of equity grants (other than performance-based restricted common stock) in the event of a termination of employment by us without cause or by a named executive officer for good reason. In return, each executive covenants not to compete or solicit the employees for one year from the date of termination. Severance is stopped if the executive violates these covenants during the one-year severance period.
The employment agreements also provide change in control benefits. In the event we were to undergo a change in control, the employment agreements provide for 36 months of accelerated vesting for time-based stock option and restricted common stock grants and full vesting of such grants in the event of termination within 12 months of the change in control. The performance-based restricted common stock grants provide for full acceleration upon a change in control. We believe that it is fair to provide for accelerated vesting because equity grants provide such a high proportion of the total compensation. Very often, members of senior management lose their jobs in connection with a change of control. By agreeing up front to protect the named executive officers from losing their equity in the event of a change in control, we believe we can reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of an actual or threatened change in control. This protection also aligns the interests of the named executive officers with that of the stockholders.
The employment agreements also provide for a tax gross-up payment to the named executive officers in the event they become subject to the 20% golden parachute excise tax. We have agreed to this payment because it is market practice and because we believe that the named executive officers should be able to receive what they have bargained for without being subject to this punitive tax.
Mr. Sundaram’s employment agreement contains an additional term that results from his joining us upon the acquisition of certain assets of Automotive Lease Guide (alg), LLC. We agreed to honor an existing arrangement that he had in regards to a promissory note owed to his former employer in order to encourage Mr. Sundaram to remain with us after the acquisition.
In 2006, Mr. Sundaram’s promotion to Senior Vice President, Dealer Solutions, required him to move across the country to corporate headquarters in Lake Success, New York. Accordingly, we entered into a relocation agreement with Mr. Sundaram that provided, among other things, reimbursement of his moving expenses, temporary housing expenses, forfeited tuition deposits and certain expenses in connection with the purchase and sale of his primary residence, as well as a car allowance.
In 2008, Mr. Sundaram was paid a gross amount of $37,814.67. This amount represents the final reimbursement for certain expenses (described above) in connection with his relocation. Specifically, the expenses included the forfeiture of automobile benefits and the differential in property taxes.
Perquisites
We believe that cash and equity compensation are the two key components in attracting and retaining management talent and therefore do not generally provide any substantial perquisites other than relocation expenses.

Deferred Compensation Plan
We have a deferred compensation plan that allows the named executive officers to defer bonus compensation by investing it in deferred stock units based on the fair market value of the common stock on the date the bonuses would otherwise be paid. This plan provides a tax effective means of allowing the executive officers to invest in the stock and fulfills the objective of encouraging equity ownership. None of our named executive officers elected to have any portion of their 2008 bonuses deferred.
401(k) Plan
We maintain a 401(k) plan which covers substantially all employees. The 401(k) plan is an essential part of the retirement package needed to attract and retain employees in the industry. The 401(k) plan permits employees to contribute up to the lesser of 20% of earnings or the annual dollar limit prescribed by the tax laws. The company provides a matching contribution, the amount of which is determined at our discretion. For 2008, the matching contribution was 50% of each employee’s contribution up to 6% of eligible pay, subject to IRS limitations. The matching contribution vests incrementally over a five-year period.
Section 162(m) Policy
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to their chief executive officers and the four other most highly compensated executive officers unless certain tests are met. The Compensation Committee’s general intent is to design and administer our executive compensation programs to preserve the deductibility of compensation payments to named executive officers. However, our goal of preserving the deductibility of compensation is secondary in importance to achievement of the Companies’ compensation objectives. We believe that the potential increased tax liability is of insufficient magnitude to warrant alteration of our current executive compensation programs, which we believe are achieving our desired compensation objectives while retaining our flexibility to exercise judgment in assessing our named executive officers’ performance.
Compensation Committee Actions Taken After Fiscal Year 2008
In January 2009, DealerTrack announced a realignment of its workforce, including plans to reduce its workforce by approximately 90 individuals. This included the departures of Robert Cox, Senior Vice President and Chief Financial Officer (effective March 2. 2009) and David Trinder, Senior Vice President, Network Solutions. Additionally Charles Giglia, Senior Vice President and Chief Information Officer, moved to a non-executive role.
Effective April 16, 2009, DealerTrack implemented a 5.29% reduction in the base salaries of all employees, including the executive officers.

COMPENSATION COMMITTEE REPORT
This report is submitted by the Compensation Committee of the Board of Directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement for filing with the Securities and Exchange Commission.
No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Proxy Statement in which this report appears, except to the extent that the company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be considered soliciting material or deemed filed under either the Securities Act or the Exchange Act.
Respectfully submitted by the Compensation Committee,
Mary Cirillo-Goldberg (chairperson)
James D. Foy
John J. McDonnell, Jr.

SUMMARY COMPENSATION TABLE

					Non-Equity
Name and			Stock	Option	Incentive Plan		All Other
Principal			Awards	Awards	Compensation		Compensation
Position	Year	Salary	(1)	(2)	(3)		(4)	Total

Mark F. O’Neil	2008	$525,000	$928,718	$912,581	$0	(5)	$6,750	$2,373,049
Chairman and Chief	2007	510,000	969,198	873,180	525,000		10,669	2,888,047
Executive Officer	2006	495,040	369,913	695,967	660,000		9,799	2,230,719
Robert J. Cox III	2008	288,500	322,564	334,784	43,300		6,750	995,898
Senior Vice President,	2007	280,000	329,759	260,858	212,000		6,750	1,089,367
Chief Financial Officer and	2006	260,000	126,370	204,412	198,000		6,500	795,282
Treasurer (6)
Eric D. Jacobs	2008	278,500	276,867	297,986	68,900		6,750	929,003
Senior Vice President,	2007	270,000	278,724	195,539	222,500		6,750	973,513
Chief Financial Officer,	2006	260,000	112,433	150,595	208,000		6,600	737,628
Chief Administrative Officer and Treasurer (7)
Raj Sundaram	2008	278,500	251,027	267,068	61,300		116,937	974,832
Senior Vice President,	2007	268,000	242,184	159,715	180,400		510,307	1,360,606
Dealer Solutions	2006	235,527	49,879	61,780	169,000		199,659	715,845
David Trinder	2008	278,500	229,607	240,640	0	(8)	0	748,747
Senior Vice President,	2007	270,000	220,764	137,490	156,500		55,000	839,754
Network Solutions	2006	260,000	79,632	97,020	179,000		55,000	670,652

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for the fair value of restricted common stock granted in fiscal year 2006 and 2007, in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted common stock, fair value is calculated using the closing price of our common stock on the date of grant. For a discussion of the assumptions and methodologies used to calculate the amounts reported, refer to Notes 2 and 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for the fair value of stock options granted in such year, as well as prior fiscal years in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions and methodologies used to calculate the amounts reported, refer to Note 2 and 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. See the Grants of Plan-Based Awards Table for information on options granted in 2008. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)	The amounts shown include awards earned under our annual incentive bonus plan in fiscal year 2008 although such amounts are payable in the subsequent year.

(4)	See the table below for additional information on all other compensation.

(5)	Mr. O’Neil notified the Compensation Committee that he did not wish to be considered for a bonus for 2008 due to market conditions.

(6)	Mr. Cox’s employment at DealerTrack ended as of March 2, 2009.

(7)
Mr. Jacobs became DealerTrack’s Senior Vice President and Chief Administrative Officer as of January 5, 2009. On March 2, 2009 Mr. Jacobs also assumed the role of Chief Financial Officer and Treasurer. In 2008 Mr. Jacobs served as DealerTrack’s Senior Vice President, General Counsel and Secretary.

(8)	Mr. Trinder’s employment at DealerTrack ended as of January 5, 2009, prior to the payment of bonuses for 2008.

ALL OTHER COMPENSATION TABLE
The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

		401(k)	Tax
Name	Year	Match(1)	Gross-Up		Relocation		Other		Total

Mark F. O’Neil	2008	$6,750	$—		—		$—		$6,750
	2007	6,750	—		—		3,919	(4)	10,669
	2006	6,600	—		—		3,199	(4)	9,799
Robert J. Cox III	2008	6,750	—		—		—		6,750
	2007	6,750	—		—		—		6,750
	2006	6,500	—		—		—		6,500
Eric D. Jacobs	2008	6,750	—		—		—		6,750
	2007	6,750	—		—		—		6,750
	2006	6,600	—		—		—		6,600
Raj Sundaram	2008	5,893	13,815	(2)	24,000	(3)	73,229	(5)	116,937
	2007	5,852	144,305	(2)	276,150	(3)	84,000	(5)	510,307
	2006	5,686	41,715	(2)	68,258	(3)	84,000	(5)	199,659
David Trinder	2008	—	—		—		—		—
	2007	—	—		55,000	(6)	—		55,000
	2006	—	—		55,000	(6)	—		55,000

(1)
This column reports our matching contributions to the named executive’s 401(k) savings account of up to 3.0% of salary, subject up to the limitations imposed under IRS rules. These contributions vest over a five year period.

(2)	This amount includes amounts reimbursed for the payment of taxes on imputed income for Mr. Sundaram’s relocation expenses.

(3)
This amount includes relocation expenses paid by the company including for 2008; (i) $10,000 temporary car allowance and (ii) $14,000 reimbursement for higher property taxes paid; for 2007: (i) $46,697 reimbursement for temporary housing, (ii) $15,000 temporary car allowance, (iii) $14,000 reimbursement for higher property taxes paid, (iv) $132,235 reimbursement of commissions and closing costs on the sale of his existing home, and (v) $68,218 purchase of a new home near company headquarters; and for 2006: (i) $35,258 reimbursement for temporary housing, (ii) $20,000 temporary car allowance, and (iii) $13,000 reimbursement for tuition payments forfeited due to his relocation.

(4)	This amount represents the 15% discount received on shares purchased through our employee stock purchase plan. This discount was available to all employees.

(5)
This amount includes payments pursuant to Mr. Sundaram’s employment agreement that are reimbursements for interest due on a loan from Automotive Lease Guide (alg), LLC, his prior employer and the company from which we purchased substantially all of the assets of ALG, including in 2008, a $73,229 payment and in each of 2006 and 2007, an $84,000 payment.

(6)	This amount represents an allowance paid through December 31, 2007 to cover increased cost of living expenses due to the executive’s relocation.

GRANTS OF PLAN-BASED AWARDS IN 2006
The following table provides information about equity and non-equity awards granted to the named executives in 2008:

					All Other
					Option		Grant
					Awards;	Exercise	Date Fair
		Estimated Future Payouts Under			Number of	or Base	Value of
		Non-Equity Incentive Plan			Securities	Price of	Stock and
	Grant	Awards (1)			Underlying	Option	Option
Name	Date	Threshold	Target	Maximum	Options (2)	Awards (3)	Awards (4)

Mark F. O’Neil	1/24/2008	$315,000	$420,000	$882,000	100,000	$24.5	$998,400
Robert J. Cox III	1/24/2008	$129,825	$173,100	$320,234	45,000	$24.5	$449,280
Eric D. Jacobs	1/24/2008	$114,881	$153,175	$283,373	45,000	$24.5	$449,280
Raj Sundaram	1/24/2008	$114,881	$153,175	$268,056	40,000	$24.5	$399,360
David Trinder	1/24/2008	$114,881	$153,175	$268,056	40,000	$24.5	$399,360

(1)
These columns show the potential value of the payout of the annual cash incentive bonuses for 2008 performance for each named executive officer if the minimum, target and maximum performance levels are achieved. The potential payout is performance based and driven by company and individual performance. The actual amount of the annual cash incentive bonuses paid for 2008 performance is shown in the Summary Compensation Table under the “Non-Equity Plan Compensation” column.

(2)
This column shows the number of stock options granted in 2008 to the named executive officers. These options vest as follows: 25% of the shares subject to the option vest on the one year anniversary of the date of grant, and 1/36th of the remaining shares subject to the option vest each month thereafter, such that 100% of the shares subject to the option will be fully vested four years after the date of grant.

(3)
This column shows the exercise price for the stock options granted during 2008. All option awards granted during 2008 were granted under the DealerTrack Holdings, Inc. Second Amended and Restated 2005 Incentive Award Plan.

(4)	This column shows the grant date fair value of stock options computed in accordance with SFAS 123(R) granted to the named executive officers during 2008.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END
The following table provides information on the current holdings of equity awards by the named executive officers. This table includes unexercised and unvested option awards; unvested restricted common stock; and restricted common stock with performance conditions that have not yet been satisfied. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the award grant date.

										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
								Market	Number of	Value of
		Number of	Number of				Number	Value	Unearned	Unearned
		Securities	Securities				of Shares	of Shares	Shares,	Shares,
		Underlying	Underlying				or Units of	or Units of	Units or	Units or
		Unexercised	Unexercised	Option	Option	Stock	Stock That	Stock That	Other Rights	Other Rights
	Option	Options	Options	Exercise	Expiration	Award	Have Not	Have Not	That Have	That Have
Name	Grant Date	Exercisable	Unexercisable	Price	Date	Grant Date	Vested (1)	Vested (2)	Not Vested (3)	Not Vested (4)

Mark F. O’Neil	1/16/2002	164,941	—	$3.12	1/15/2012	5/26/2005	7,500	$89,175	—	—
	1/30/2003	197,452	—	2.80	1/29/2013	1/27/2006	17,500	208,075	—	—
	5/3/2004	7,501	—	2.80	2/13/2011	8/2/2006			170,000	$2,021,300
	5/3/2004	235,000	—	2.80	5/2/2014	2/6/2007	30,000	356,700	—	—
	8/18/2004	167,000	—	2.80	8/17/2014	8/8/2007	7,500	89,175	—	—
	5/26/2005	111,977	13,023	12.92	5/25/2015	—	—	—	—	—
	1/27/2006	65,624	24,376	20.68	1/26/2016	—	—	—	—	—
	2/6/2007	18,333	21,667	28.73	2/5/2017	—	—	—	—	—
	8/8/2007	3,333	6,667	38.98	8/7/2014	—	—	—	—	—
	1/24/2008	—	100,000	24.50	1/23/2015	—	—	—	—	—
Robert J. Cox III	1/16/2002	25,781	—	3.12	1/15/2012	5/26/2005	2,500	29,725	—	—
	1/30/2003	18,620	—	2.80	1/29/2013	1/27/2006	6,000	71,340	—	—
	5/3/2004	11,697	—	2.80	6/26/2011	8/2/2006			60,000	713,400
	5/3/2004	35,000	—	2.80	5/02/2014	2/6/2007	9,000	107,010	—	—
	8/18/2004	65,000	—	2.80	8/17/2014	8/8/2007	3,750	44,588	—	—
	5/26/2005	44,791	5,209	12.92	5/25/2015	—	—	—	—	—
	1/27/2006	18,228	6,772	20.68	1/26/2016	—	—	—	—	—
	2/6/2007	5,499	6,501	28.73	2/5/2017	—	—	—	—	—
	8/8/2007	1,666	3,334	38.98	8/7/2014	—	—	—	—	—
	1/24/2008	—	45,000	24.50	1/23/2015	—	—	—	—	—
Eric D. Jacobs	5/15/2002	26,250	—	2.80	5/14/2012	5/26/2005	2,500	29,725	—	—
	1/30/2003	9,753	—	2.80	1/29/2013	1/27/2006	5,000	59,450	—	—
	1/30/2004	45,000	—	2.80	1/29/2014	8/2/2006			50,000	594,500
	8/18/2004	50,000	—	2.80	8/17/2014	2/6/2007	6,750	80,258	—	—
	5/26/2005	44,791	5,209	12.92	5/25/2015	8/8/2007	3,750	44,588	—	—
	1/27/2006	14,583	5,417	20.68	1/26/2016	—	—	—	—	—
	2/6/2007	4,124	4,876	28.73	2/5/2017	—	—	—	—	—
	8/8/2007	1,666	3,334	38.98	8/7/2014	—	—	—	—	—
	1/24/2008	—	45,000	24.50	1/23/2015	—	—	—	—	—
Raj Sundaram	5/26/2005	22,395	2,605	12.92	5/25/2015	1/27/2006	2,500	29,725	—	—
	1/27/2006	7,291	2,709	20.68	1/26/2016	11/2/2006	5,000	59,450	—	—
	11/2/2006	10,416	9,584	25.39	11/1/2016	8/2/2006			35,000	416,150
	2/6/2007	4,124	4,876	28.73	2/5/2017	2/6/2007	6,750	80,258	—	—
	8/8/2007	1,666	3,334	38.98	8/7/2014	8/8/2007	3,750	44,588	—	—
	1/24/2008	—	40,000	24.50	1/23/2015	—		—	—	—
David Trinder	1/30/2004	8,334	—	2.80	1/29/2014	5/26/2005	1,250	14,863	—	—
	7/01/2004	3,000	—	2.80	7/20/2014	1/27/2006	4,500	53,505	—	—
	8/18/2004	10,000	—	2.80	8/17/2014	8/2/2006			35,000	416,150
	5/26/2005	31,353	3,647	12.92	5/25/2015	2/6/2007	6,750	80,258	—	—
	1/27/2006	13,124	4,876	20.68	1/26/2016	8/8/2007	3,750	44,588	—	—
	2/6/2007	4,124	4,876	28.73	2/5/2017	—	—	—	—	—
	8/8/2007	1,666	3,334	38.98	8/7/2014	—	—	—	—	—
	1/24/2008	—	40,000	24.50	1/23/2015	—	—	—	—	—

(1)	These awards vest in four equal annual installments from date of grant.

(2)	The market value is based on the closing price of our common stock as of December 31, 2008, which was $11.89.

(3)
These are performance based restricted common stock awards that vest in full on January 31, 2010, provided that the executive officer remains employed on such date. The amount that will vest at such time is subject to the achievement of certain pre-established performance goals for fiscal years 2007, 2008 and 2009. These performance goals are equally based on both our earnings before interest, taxes, depreciation and amortization, as adjusted, or EBITDA, and market capitalization, in each case as measured on the last day of the fiscal year. The company met its performance goals for fiscal year 2007 related to both EBITDA and market capitalization but did not meet its performance goals for fiscal year 2008 for either EBITDA or market capitalization.

(4)
The market value is based on the closing price of our common stock as of December 31, 2008, which was $11.89, without taking any discounts and assuming that targets are achieved (EBITDA and market cap).

Option Vesting Schedule
Except for grant dates set forth below, the vesting schedule for stock options is 25% of the shares subject to the option vest on the one year anniversary of the date of grant, and 1/36th of the remaining shares subject to the option vest each month thereafter, such that 100% of the shares subject to the option will be fully vested four years after the date of grant.

Vesting
Stock Option Grant Date	Schedule

January 30, 2003	The vesting commencement date was January 1, 2003.

January 30, 2004	10,000 options vested immediately for Mr. Jacobs, the remaining 60,000 began vesting on January 1, 2004.

May 3, 2004
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

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2008

	Option Awards			Stock Awards
	Number of Shares		Value Realized	Number of Shares		Value Realized on
Name	Acquired on Exercise		On Exercise	Acquired on Vesting		Vesting (7)

Mark F. O’Neil	—		$—	28,750	(2)	$641,750
Robert J. Cox III	—		—	9,750	(3)	214,780
Eric D. Jacobs	—		—	8,500	(4)	185,278
Raj Sundaram	—		—	7,250	(5)	129,353
David Trinder	15,000	(1)	138,231	7,000	(6)	152,873

(1)
Mr. Trinder exercised 10,000 stock options on December 8, 2008 and 5,000 stock options on December 9, 2008 with an exercise price of $2.80. The closing prices on these dates were $11.89 and $12.25 respectively.

(2)
These Shares vested upon the lapse of restricted common stock. 8,750 shares lapsed on January 27, 2008, 10,000 shares on February 6, 2008, 7,500 shares on May 26, 2008, and 2,500 shares on August 8, 2008.

(3)	These Shares vested upon the lapse of restricted common stock. 3,000 shares lapsed on January 27, 2008 and February 6, 2008, 2,500 shares on May 26, 2008, and 1,250 shares on August 8, 2008.

(4)	These Shares vested upon the lapse of restricted common stock. 2,500 shares lapsed on January 27, 2008 and May 26, 2008, 2,250 shares on February 6, 2008, and 1,250 shares on August 8, 2008.

(5)	These Shares vested upon the lapse of restricted common stock. 1,250 shares lapsed on January 27, 2008 and August 8, 2008, 2,250 shares on February 6, 2008, and 2,500 shares on November 2, 2008.

(6)	These Shares vested upon the lapse of restricted common stock. 2,250 shares lapsed on January 27, 2008 and February 6, 2008, and 1,250 shares on May 26, 2008 and August 8, 2008.

(7)	The closing prices of our common stock were $23.92 on January 25, 2008, $23.39 on February 6, 2008, $21.14 on May 26, 2008, $16.00 on August 8, 2008 and $10.73 on October 31, 2008.
NON-QUALIFED DEFERRED COMPENSATION
We have a deferred compensation plan that allows the executive officers to defer up to 100% of annual bonus earning by investing it in deferred stock units based on the fair market value of the common stock on the date the bonuses would otherwise be paid. Only one of our named executive officers elected to defer any portion of the 2006 bonus which was payable in 2007. None of our named executive officers elected to have any portion of their 2007 or 2008 bonuses deferred.

POTENTIAL PAYMENTS UPON TERMINATION
The tables set forth below describe and quantify certain compensation that would become payable under existing plans and arrangements if the named executive officer’s employment had terminated on December 31, 2008, based on our closing stock price on that date. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price. None of our named executive officers are entitled to any compensation in the event of a voluntary termination without good reason or an involuntary termination for cause.

	Base	Short-Term	Performance	Stock	Restricted	Health	280G Tax
Name	Salary (1)	Incentives (2)	Shares (3)	Options (4)	Stock (5)	Care (6)	Gross-Up	Total

Mark F. O’Neil
Involuntary or Good Reason Termination	$525,000	$420,000	—	$—	$594,500	$17,840	—	$1,557,340
Death or Disability	525,000	420,000	1,429,700	—	89,175	17,840	—	2,481,715
Change In Control	1,050,000	420,000	2,021,300	—	743,125	17,840	—	4,252,265
Robert J. Cox III (7)
Involuntary or Good Reason Termination	288,500	173,100	—	—	202,130	15,882	—	679,612
Death or Disability	288,500	173,100	504,600	—	29,725	15,882	—	1,011,807
Change In Control	577,000	173,100	713,400	—	252,663	15,882	466,926	2,198,971
Eric D. Jacobs
Involuntary or Good Reason Termination	278,500	153,175	—	—	172,405	15,882	—	619,962
Death or Disability	278,500	153,175	420,500	—	29,725	15,882	—	897,782
Change In Control	557,000	153,175	594,500	—	214,020	15,882	—	1,534,577
Raj Sundaram
Involuntary or Good Reason Termination	278,500	153,175	—	—	172,405	18,083	—	622,163
Death or Disability	278,500	153,175	294,350	—	—	18,083	—	744,108
Change In Control	557,000	153,175	416,150	—	214,020	18,083	—	1,358,428
David Trinder (8)
Involuntary or Good Reason Termination	278,500	153,175	—	—	151,598	17,840	—	601,113
Death or Disability	278,500	153,175	294,350	—	14,863	17,840	—	758,728
Change In Control	557,000	153,175	416,150	—	193,213	17,840	—	1,337,378

(1)
12 months base salary continuation calculated based on the salary in effect on the date of termination if terminated without cause, death or disability, or by executive for good reason. If termination is without cause or by executive for good reason within 12 months of a change in control, executive will receive 24 months of base salary continuation. Severance will cease if the executive violates the non-compete provision of his employment agreement.

(2)	A pro-rata bonus payment calculated based on the number of days during the fiscal year through the date of termination, applied to executive’s target bonus.

(3)
The Death or Disability amounts represent accelerated vesting of a pro-rata portion of the performance shares awarded in August 2006. The Change of Control amounts represent full vesting of the performance shares. Value is based on $11.89, the closing price of our common stock on December 31, 2008.

(4)
Named executive officers are eligible for acceleration of the vesting of certain of such officer’s outstanding stock options upon termination under certain circumstances, including involuntary termination or resignation for good reason. However, as of December 31, 2008, the closing price of our common stock was $11.89, which was lower than the exercise price of any options eligible for acceleration.

(5)
The Involuntary or Good Reason Termination amounts represent two years acceleration of the vesting of the named executive officer’s restricted common stock. The Death or Disability and Change of Control amounts represent full vesting of the named executive officer’s restricted common stock granted prior to our initial public offering in 2005. Value is based on $11.89, the closing price of our common stock on December 31, 2008.

(6)	Represents the reimbursement of premiums otherwise payable by executive pursuant to COBRA for a period of 12 months.

(7)
Mr. Cox’s employment with DealerTrack ended as of March 2, 2009. Mr. Cox’s separation agreement provided for a one-time cash lump sum severance payment of $288,500, representing one year of base salary; and an additional one-time cash severance payment of $159,252, representing 75% percent of his target bonus for 2008 plus his target bonus for 2009, pro rated for the number of days worked in 2009. Mr. Cox also received accelerated vesting of certain of his equity awards. He is also eligible to receive reimbursement of health care premiums totaling $17,840.

(8)
Mr. Trinder’s employment with DealerTrack ended as of January 5, 2009. Mr. Trinder’s separation agreement provided for a one-time cash lump sum severance payment of $278,500, representing one year of base salary; and an additional one-time cash severance payment of $153,175, representing his target bonus for 2008. Mr. Trinder also received accelerated vesting of certain of his equity awards. He is also eligible to receive reimbursement of health care premiums totaling $17,840.

Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2008, Ms. Cirillo-Goldberg and Messrs. Foy and McDonnell were members of our Compensation Committee and none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our board of directors. No member of our Compensation Committee has ever been an employee of DealerTrack.

Employment Agreements with Named Executive Officers
Each of our named executive officers has entered into a written employment agreement with us or one of our subsidiaries that governs the terms and conditions of his employment. Each employment agreement with respect to the named executive officers provides:
•
The initial term of employment ended on August 8, 2008 and was automatically renewed according to its terms, Each agreement will continue automatically to be extended for additional one-year periods unless either party notifies the other of non-extension at least 60 days prior to the end of a term.

•	The annual base salary for 2009 and 2008 for each of the named executive officers is as follows:

	2009		2008

Mark F. O’Neil	$497,227	(1)	$525,000
Robert J. Cox III	$288,500	(2)	$288,500
Eric D. Jacobs	$263,767	(1)	$278,500
Raj Sundaram	$263,767	(1)	$278,500
David Trinder	$278,500	(3)	$278,500

(1)
None of DealerTrack’s named executive officers received an increase in base salary from 2008 to 2009. As of April 16, 2009 DealerTrack instituted a company-wide decrease in base salary for the rest of 2009 for all officers and employees. The amounts set forth reflect the officers’ base salaries as in effect following the 5.29% decrease, which took effect April 16, 2009.

(2)	Mr. Cox’s employment with DealerTrack ended as of March 2, 2009, prior to the company-wide base salary decrease.

(3)	Mr. Trinder’s employment with DealerTrack ended as of January 5, 2009, prior to the company-wide base salary decrease.
•
Each named executive officer is eligible to receive an annual performance-based cash bonus. Each year, the amount of such bonus, if any, is determined based upon our performance relative to certain performance benchmark targets as described above under “Annual Incentive Bonus.”

•
Each named executive officer is prohibited from competing with us or soliciting our employees or customers during the term of his employment and for a period of two years thereafter, and from disclosing our confidential or proprietary information indefinitely.

•
In the event that a named executive officer’s employment is terminated by us without “cause,” death or disability, or by the executive for “good reason,” the named executive officer will be entitled to continue to participate in our health and welfare benefit plans for a period of one year following termination and to continue to be paid his base salary for a period of one year following termination. Additionally, the named executive officer shall be entitled to receive a pro rata annual bonus based on the percentage of the year worked through the date of termination. Notwithstanding the foregoing, in no event will any named executive officer be entitled to receive any such payment or benefits after he or she violates any non-compete, non-disclosure or non-solicit covenant. “Cause” means any of the following: (i) the executive officer’s conviction for a felony, commission of fraud or embezzlement upon us; (ii) the executive officer’s commission of any willful act intended to injure our reputation, business, or business relationships; (iii) the refusal or failure to perform his duties with us in a competent and professional manner (in certain cases, with a cure period of ten business days); or (iv) the refusal or failure of the executive officer to comply with any of his material obligations under his employment agreement (in certain cases, with a cure period of ten business days). “Good reason” means any of the following: (i) a material breach by us of an executive officer’s employment agreement or in connection with our stock incentive plans (which has not been cured within the allotted time); (ii) a material reduction of an executive officer’s title or duties or the assignment to the officer of any duties materially inconsistent with his or her then current position; (iii) any material reduction in the executive officer’s salary or benefits; (iv) the failure of any successor entity to assume the terms of the executive officer’s employment agreement upon a “change of control”; or (v) relocation of the officer’s location a distance of at over fifty miles; or (vi) if we do not renew the executive officer’s employment agreement upon its expiration.

Mr. Sundaram has the following additional provisions in his employment agreement:
•	A monthly payment equal to 1 / 12 of $1,200,000 multiplied by the prime interest rate plus 1%, up to a maximum rate of 7% until the note described in the subsequent bullet point is issued.

•
Eligibility to receive additional compensation payable in the form of a note based on the fiscal performance of certain data products. The note, when and if issued, will accrue interest monthly and is payable in full on June 30, 2010, although it can be prepaid at any time at our option.

•	A separate Unfair Competition and Nonsolicitation Agreement in which he agreed not to solicit from or compete with our ALG business for a period of ten years from May 25, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2008 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

Number of
Securities
Remaining
Available
	Number of		for Future
	Securities		Issuance
	to be Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation
	Outstanding	Exercise Price of	Plans
	Options,	Outstanding	(Excluding
	Warrants and	Options, Warrants	Securities
	Rights	and Rights	in Column a)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders
Stock option plans (1)	4,733,349	$16.06	1,559,996
2005 Employee Stock Purchase Plan	—	N/A	1,275,072
Equity compensation plans not approved by stockholders	—	—	—

Total	4,733,349	$16.06	2,835,068

(1)	Consists of the 2001 Stock Option Plan and the Amended and Restated 2005 Incentive Award Plan.

31

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Based on our review of information on file with the SEC and our stock records, the following table provides certain information about beneficial ownership of our common stock as of April 15, 2009 for: (i) each person (or group of affiliated persons) which is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and current executive officers as a group. Unless otherwise indicated, the address for those listed below is c/o DealerTrack Holdings, Inc., 1111 Marcus Ave., Suite M04, Lake Success, NY 11042. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Number of Shares	Percent
Shares	Beneficially Owned	Owned

Mark F. O’Neil (1)	1,161,012	2.84%
Robert J. Cox III (2)	282,159	*
Eric D. Jacobs (3)	308,531	*
Raj Sundaram (4)	186,080	*
David Trinder (5)	131,474	*
James Foy (6)	4,888	*
Mary Cirillo-Goldberg (7)	143,162	*
Ann B. Lane (8)	20,328	*
John J. McDonnell, Jr. (9)	57,327	*
James David Power III (10)	76,578	*
Howard L. Tischler (11)(14)	62,328	*
Barry Zwarenstein (12)	19,453	*
All current directors and current executive officers as a group (13 persons)(13)	2,366,594	5.71%
First Advantage Corporation and related entities (14)	2,553,824	6.38%
FMR LLC (15)	6,088,212	15.21%
Barclays Global Investors, N.A.(16)	2,409,570	6.02%
Wasatch Advisors, Inc. (17)	2,891,466	7.22%

*	Indicates less than 1%

(1)
Includes 833,143 shares which Mr. O’Neil has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options. Also includes 213,750 shares of restricted common stock and 80,000 restricted stock units.

(2)	Includes 282,159 shares which Mr. Cox has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options.

(3)
Includes 212,209 shares which Mr. Jacobs has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options. Also includes 63,250 shares of restricted common stock and 30,000 restricted stock units.

(4)
Includes 67,123 shares which Mr. Sundaram has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options. Also includes 49,500 shares of restricted common stock and 30,000 restricted stock units.

(5)	Includes 116,294 shares which Mr. Trinder has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options.

(6)	Includes 4,888 shares of restricted common stock.

(7)	Includes 56,250 shares which Ms. Cirillo-Goldberg has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options and 7,995 shares of restricted common stock.

(8)	Includes 10,000 shares which Ms. Lane has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options. Also includes 6,828 shares of restricted common stock.

(9)	Includes 10,000 shares which Mr. McDonnell has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options. Also includes 7,995 shares of restricted common stock.

(10)	Includes 56,250 shares which Mr. Power has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options and 7,995 shares of restricted common stock.

(11)	Includes 40,000 shares which Mr. Tischler has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options and 7,995 shares of restricted common stock.

(12)	Includes 10,000 shares which Mr. Zwarenstein has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options. Also includes 6,828 shares of restricted common stock.

(13)
Includes 1,437,566 shares which this group has the right to acquire within 60 days after April 15, 2009 upon the exercise of stock options, 477,024 shares of restricted common stock and 210,000 restricted stock units.

(14)
The shares shown as beneficially owned by First Advantage Corporation consist of 2,553,824 shares of common stock held by FADV CMSI, Inc. (f/k/a Credit Management Solutions, Inc.) (“CMSI”), a direct, wholly-owned subsidiary of First Advantage Corporation (“FADV”). FADV is a direct, majority-owned subsidiary of FADV Holdings LLC (“Holdings”). Holdings is owned by The First American Corporation (“First American”), First American Real Estate Solutions LLC (“FARES”) and First American Real Estate Information Services, Inc. (“FAREISI”) as holders of 62.59%, 36.28% and 1.12%, respectively. FAREISI is a direct, wholly owned subsidiary of First American. First American owns 80% of FARES. FADV, First American, Holdings, FAREISI and FARES may be deemed to beneficially own CMSI’s shares of common stock. FADV, First American, Holdings, FAREISI and FARES disclaim beneficial ownership of the shares of common stock held by CMSI. The shares shown as beneficially owned by CMSI were reported in its Amendment No. 4 to Schedule 13G filed with the SEC on April 3, 2009. Its address is 100 Carillon Parkway, St. Petersburg, FL 33716. Mr. Tischler served as Group President of First Advantage Dealer Services, an affiliate of CMSI, until December 2008. Mr. Tischler disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(15)
The shares shown as beneficially owned by FMR LLC were reported in its Amendment No. 5 to Schedule 13G filed with the SEC on February 17, 2009. Its address is 82 Devonshire Street, Boston, Massachusetts 02109.

(16)	The shares shown as beneficially owned by Barclays Global Investors were reported in its Schedule 13G filed with the SEC on February 5, 2009. Its address is 400 Howard Street, San Francisco, CA 94105.

(17)
The shares shown as beneficially owned by Wasatch Advisors, Inc. and related entities were reported in its Schedule 13G filed with the SEC on February 17, 2009. Its address is 150 Social Hall Avenue, Salt Lake City, Utah 84111.

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
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policies and Procedures With Respect to Related Party Transactions
In accordance with its written charter, the Audit Committee, which is comprised of all independent directors, is responsible for reviewing all related party transactions for potential conflict of interest situations on an ongoing basis and the approval of the Audit Committee is required for all such transactions. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K.
Transactions with Other Five Percent Stockholders

First American Credit Management Solutions, Inc.
Current Equity Ownership. CMSI owns an aggregate of 2,553,824 shares, or 6.4%, of our common stock.
Joint Marketing Agreement. We are a party with First Advantage CREDCO, or CREDCO, formerly known as First American CREDCO, an affiliate of CMSI, to a Joint Marketing Agreement, dated as of March 19, 2003, and amended as of December 1, 2004, under which automotive dealers may use our web-based network to, among other things, electronically access a CREDCO credit report on a prospective customer. We earn revenue from CREDCO on a per transaction basis, each time a report is accessed. The total revenue and accounts receivable from CREDCO as of and for the year ended December 31, 2008 were $1.3 million (0.5% of our total revenue) and $148,000, respectively.
Under the Joint Marketing Agreement, we have agreed not to compete with CREDCO in certain circumstances in the marketing of consumer credit reports to our automobile dealer customers.
CreditReportPlus Agreement. We are party to an agreement with CreditReportPlus, LLC, an affiliate of CMSI, under which our dealer customers will be provided CreditReportPlus as our preferred provider of certain functionality related to credit reports. The total revenue and accounts receivable from this Agreement, as of and for the year ended December 31, 2008, was $1.1 million (0.5% of our total revenue) and $161,000, respectively.
CMSI Agreements. We are party to agreements with CMSI under which we receive certain integration, customer support and hosting services as well as a verification tool with respect to data services and contract data. The total amount of expense for the year ended December 31, 2008, was approximately $75,000.
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
Bar None Agreement. In February 2006, we entered into an agreement with Bar None, Inc., an affiliate of CMSI, under which we provide integration with respect to leads for automotive dealers generated through Bar None. The total revenue and accounts receivable from Bar None for the year ended December 31, 2008 was $42,000 (0.1 % of our total revenue) and $4,000, respectively.

Director. Howard L. Tischler served as Group President of First Advantage Dealer Services, an affiliate of CMSI, from September 2005 through December 2008, and from 2001 until September 2005, as President and Chief Executive Officer of CMSI. Mr. Tischler has been a director of DealerTrack since March 2003 pursuant to our stockholders’ agreement, which terminated upon our initial public offering. CMSI no longer has the right to appoint a director to our board of directors. For his service as a director, Mr. Tischler received $50,000 cash compensation from us in 2008, which he deferred and in lieu of which he received 3,298 deferred stock units, as well as 6,828 shares of restricted common stock from us on June 3, 2008, pursuant to our Amended and Restated 2005 Incentive Award Plan.
Registration Rights
We are party to a Fourth Amended and Restated Registration Rights Agreement, dated March 19, 2003, among ACF Investment Corp., ADP, Inc., Capital One Auto Finance, Inc., DJR US, LLC, (formerly known as Automotive Lease Guide (alg), LLC), First American Credit Management Solutions, Inc., GRP II, L.P., GRP II Investors, L.P., GRP II Partners, L.P., J.P. Morgan Partners, Wells Fargo Financial, Inc., Wells Fargo Small Business Investment Company, Inc., WFS Web Investments, Janet Clarke, Robert J. Cox III, Mary Cirillo-Goldberg and Mark F. O’Neil which provides for:
•
An unlimited number of piggyback registrations pursuant to which we are required to register sales of a holder’s shares under the Securities Act when we undertake a public offering either on our own behalf or on behalf of another stockholder, subject to the discretion of the managing underwriter of the offering to decrease the amount that holders may register, with priority given, in the case of a public offering undertaken on our own behalf, first to the shares to be sold by us, then to shares to be sold by the holders exercising these piggyback registration rights and then to all other shares and, in the case of a public offering on behalf of another stockholder, first to the shares to be sold by such stockholder, then to shares to be sold by us, and then to all other shares;

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
Earn Out Provision
In connection with our purchase of substantially all of the assets of Automotive Lease Guide (alg) LLC on May 25, 2005, we agreed to pay to DJR US, LLC (the former owner of the assets of Automotive Lease Guide (alg) LLC) $750,000 on each of the first through fifth anniversaries of the closing date of the acquisition. Additionally, we agreed to pay additional consideration of up to $11.3 million contingent upon certain future increases in revenue of ALG and another of our subsidiaries through December 2009. In May 2008, we paid $750,000 to DJR as the annual payment and in February 2009, we paid $1.1 million to DJR as additional consideration based on 2008 revenue. Raj Sundaram, our Senior Vice President, Solutions and Services Group, is a member of DJR US, LLC.

Item 14. Principal Accountant Fees and Services.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents the fees billed by PwC for 2008 and 2007:

	2008	2007

Audit fees (1) :	$1,098,565	$1,130,030
Audit-related fees (2) :	288,102	57,500
Tax fees (3) :	—	—
All other fees (4) :	1,500	1,500

Total:	$1,388,167	$1,189,030

(1)
Audit fees consisted of audit work performed on our consolidated financial statements, as well as work normally performed by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-related fees consisted of audits of our employee benefit plan, as well as due diligence work related to potential acquisitions.

(3)	Tax fees are fees associated with tax compliance.

(4)	All other fees for 2008 are related to the licensing of certain software from PwC.

All of the audit-related, tax and all other services provided by PwC to us in 2008 and 2007 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the pre-approval policies and procedures established by the Audit Committee.

PART IV
Item 15. Exhibits
15(a)(3) Exhibits
Exhibits are as set forth in the “List of Exhibits.”

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2009

DealerTrack Holdings, Inc. (Registrant)
By:	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Administrative Officer, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number		Description

3.1	(4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2	(4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1	(1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2	(3)	Form of Certificate of Common Stock.

10.1	(2)
Transition Services Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., DealerTrack, Inc., First American Credit Management Solutions, Inc. and First American Real Estate Solutions, LLC.

10.2	(2)
Joint Marketing Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC.

10.3	(2)
First Amendment to the Joint Marketing Agreement by and among DealerTrack Holdings, Inc., DealerTrack, Inc., Credit Online, Inc. and First American CREDCO, a division of First American Real Estate Solutions, LLC, dated as of December 1, 2004.

10.4	(2)	Agreement between DealerTrack, Inc. and CreditReportPlus, LLC, dated as of December 1, 2004.

10.5	(2)	Application Service Provider Contract, dated as of April 15, 2005, between First American Credit Management Solutions, Inc. and DealerTrack, Inc.

10.6	(2)
Non-Competition Agreement, dated as of March 19, 2003, by and among DealerTrack Holdings, Inc., Credit Online, Inc., First American Credit Management Solutions, Inc. and The First American Corporation.

10.7	(2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.8	(2)
Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.9	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.10	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.11	+	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between David Trinder and DealerTrack Holdings, Inc.

10.12	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between David Trinder and DealerTrack Holdings, Inc.

10.13	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.14	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.15	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.17	(9)	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.

10.18	(9)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.19	(9)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.20	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

Number		Description

10.21	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Robert Cox and DealerTrack Holdings, Inc.

10.22	(1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.23	(1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.24	(1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.25	(1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.26	(6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.27	(10)	Second Amended and Restated 2005 Incentive Award Plan, effective as of June 3, 2008.

10.28	(8)
Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.29	(5)	Form of Stock Option Agreement.

10.30	(5)	Form of Restricted Stock Agreement.

10.31	+	Form of Restricted Stock Unit Agreement.

10.32	(1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.33	(9)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.34	(1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.35	(1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.36	(11)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.37	(1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.38	(11)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.39	(1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.40	(2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

Number		Description

10.41	(4)	Lender Integration Support Agreement, dated as of September 1, 2005, between First American CMSI Inc. and DealerTrack, Inc.

10.42	(7)
Shares Purchase Agreement, made as of January 16, 2007, among certain shareholders of Curomax Corporation and all of the shareholders of 2044904 Ontario Inc., 2044903 Ontario Inc. and 2044905 Ontario Inc. and 6680968 Canada Inc.

14.1	(7)	Code of Business Conduct and Ethics.

21.1	+	List of Subsidiaries.

23.1	+	Consent of PricewaterhouseCoopers LLP.

31.1	+	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Previously filed with our Annual Report on Form 10-K filed on February 24, 2009.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(10)	Incorporated by reference to Exhibit I to our Definitive Proxy Statement, filed on April 29, 2008.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.