Form 10-Q
period 2009-03-31
DealerTrack Holdings, Inc.
filed 2009-05-08
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, 40,120,802 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$148,656	$155,456
Short-term investments	12,992	43,350
Accounts receivable, net of allowances of $3,425 and $1,848 at March 31, 2009 and December 31, 2008, respectively	21,355	18,462
Prepaid expenses and other current assets	14,070	9,624
Deferred tax assets	2,216	2,195
Restricted cash	28	142

Total current assets	199,317	229,229

Long-term investments	3,626	4,392
Property and equipment, net	14,266	13,448
Software and web site developments costs, net	14,409	12,705
Intangible assets, net	55,429	44,405
Goodwill	129,362	114,886
Restricted cash	250	250
Deferred taxes and other long-term assets	21,513	17,900

Total assets	$438,172	$437,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,477	$4,488
Accrued compensation and benefits	5,863	7,850
Accrued other	12,867	11,385
Deferred revenues	5,314	5,609
Due to acquirees	591	1,740
Capital leases payable	365	360

Total current liabilities	28,477	31,432

Capital leases payable — long-term	357	454
Due to acquirees — long-term	722	682
Deferred tax liabilities — long-term	5,069	2,477
Deferred revenue and other long-term liabilities	5,655	5,950

Total liabilities	40,280	40,995

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 43,060,255 shares issued and 40,023,759 shares outstanding at March 31, 2009; and 175,000,000 shares authorized; 42,841,737 shares issued and 39,833,616 shares outstanding at December 31, 2008	431	428
Treasury stock, at cost, 3,036,496 shares and 3,008,121 shares at March 31, 2009 and December 31, 2008, respectively	(50,386)	(50,061)
Additional paid-in capital	437,642	428,771
Deferred stock-based compensation (APB 25)	(144)	(446)
Accumulated other comprehensive income	(4,284)	(2,730)

Retained earnings	14,633	20,258

Total stockholders’ equity	397,892	396,220

Total liabilities and stockholders’ equity	$438,172	$437,215

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share and
	per share amounts)
Revenue
Net revenue	$55,700	$64,308

Operating costs and expenses
Cost of revenue (1)	29,121	28,612
Product development (1)	4,132	3,142
Selling, general and administrative (1)	32,318	29,732

Total operating costs and expenses	65,571	61,486

(Loss) income from operations	(9,871)	2,822
Interest income	402	1,563
Other income	50	—
Interest expense	(50)	(92)
Gain on available for sale securities	463	—

(Loss) income before benefit (provision) for income taxes	(9,006)	4,293
Benefit (provision) for income taxes, net	3,381	(1,955)

Net (loss) income	$(5,625)	$2,338

Basic net (loss) income per share applicable to common stockholders (2)	$(0.14)	$0.05
Diluted net (loss) income per share applicable to common stockholders (2)	$(0.14)	$0.05
Weighted average shares outstanding (2)	39,095,730	41,637,585
Weighted average shares outstanding assuming dilution (2)	39,095,730	42,805,884

(1)	Stock-based compensation expense recorded for the three months ended March 31, 2009 and 2008 was classified as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$613	$614
Product development	210	177
Selling, general and administrative	6,583	2,670

(2)	Basic and diluted income per share amounts for the three months ended March 31, 2008 have been retroactively adjusted to conform with the provisions of FSP No. EITF 03-6-1. For further information about the adoption of the provisions of FSP No. EITF 03-6-1 refer to Note 5.
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(5,625)	$2,338
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	8,775	10,522
Deferred tax benefit	(3,359)	(526)
Stock-based compensation expense	7,406	3,461
Provision for doubtful accounts and sales credits	2,458	1,539
Gain on sale of property and equipment	(166)	—
Amortization of bond premium	40	—
Amortization of deferred interest	34	50
Non cash deferred compensation	75	62
Amortization of bank financing costs	—	30
Stock-based compensation windfall tax benefit	(829)	(96)
Gain on available for sale securities	(463)	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(5,415)	(1,803)
Prepaid expenses and other current assets	(3,977)	(56)
Accounts payable and accrued expenses	259	(7,818)
Deferred revenue and other current liabilities	371	873
Other long-term liabilities	(336)	175
Deferred rent	41	234
Other long-term assets	(448)	(2)

Net cash (used in) provided by operating activities	(1,159)	8,983

Cash flows from investing activities
Capital expenditures	(1,273)	(1,044)
Other restricted cash	114	—
Purchase of investments	—	(44,000)
Sale of investments	31,300	195,080
Capitalized software and web site development costs	(3,050)	(1,537)
Proceeds from sale of property and equipment	71	2
Payment for acquisition of businesses and intangible assets, net of acquired cash	(33,808)	(1,599)

Net cash (used in) provided by investing activities	(6,646)	146,902

Cash flows from financing activities
Principal payments on capital lease obligations	(92)	(458)
Proceeds from the exercise of employee stock options	935	444
Proceeds from employee stock purchase plan	342	681
Purchase of treasury stock	(325)	(53)
Principal payments on notes payable	(212)	—
Stock-based compensation windfall tax benefit	829	96

Net cash provided by financing activities	1,477	710

Net (decrease) increase in cash and cash equivalents	(6,328)	156,595
Effect of exchange rate changes on cash and cash equivalents	(472)	(412)
Cash, beginning of period	155,456	50,564

Cash, end of period	$148,656	$206,747

Supplemental disclosure
Cash paid for:
Income taxes	$2,173	$385
Interest	16	42
Non-cash investing and financing activities:
Asset sale through note receivable	500	—
Accrued capitalized hardware, software and fixed assets	873	333
Goodwill adjustment	(12)	—
Deferred compensation reversal to equity	75	63
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
DealerTrack Holdings, Inc. is a leading provider of on-demand software, and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of March 31, 2009, consisted of approximately 19,000 dealers, over 730 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The December 31, 2008 balance sheet information has been derived from the audited 2008 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on February 24, 2009.
3. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) released staff position SFAS No. 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (SFAS No. 157-4). This provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, Fair Value Measurements. SFAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.
In April 2009, the FASB released staff position SFAS No. 115-2, and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This staff position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP No. EITF 03-6-1), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends, or dividend equivalents, before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Once effective, all prior-periods EPS data presented must be adjusted retroactively to conform with the provision of the FSP. We have adopted the provisions of FSP No. EITF 03-6-1 as of January 1, 2009. For further information about the adoption of the provisions of FSP No. EITF 03-6-1 refer to Note 5.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively. We have adopted the provisions of FSP SFAS No. 142-3 as of January 1, 2009. For further information about the adoption of the provisions of FSP SFAS No. 142-3 refer to Note 8.
In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement 157 (FSP SFAS No. 157-2), delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS No. 157-2 are effective January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R), which replaced SFAS No. 141. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for acquired contingencies, the accounting for goodwill, and financial statement disclosure. We have adopted the provisions of SFAS No. 141R as of January 1, 2009. For further information about the adoption of the provisions of SFAS No. 141R refer to Note 8.
4. Fair Value Measurements
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
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
Assets measured at fair value on a recurring basis include the following as of March 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents (1)	$120,683	$—	$—	$120,683
Short-term investments (2)	11,179	1,813	—	12,992
Long-term investments (3)	—	—	3,626	3,626

Total	$131,862	$1,813	$3,626	$137,301

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Level 1 short-term investments consist primarily of tax-advantaged preferred stock of financial institutions, corporate bonds and municipal notes with maturity dates of one year or less, for which we determine fair value through quoted market prices.

As of December 31, 2008 we had $2.3 million (net of impairment charge) of Level 2 auction rate securities (ARS) invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. These ARS were associated with failed auctions, for which the trust dissolved and distributed the underlying preferred security during the first quarter of 2009. The result of this distribution is a realizable event in which we recognized a loss in the statement of operations of $0.3 million on the decreased fair value from December 31, 2008 through the dissolution of the trust. Subsequent to the trust dissolution through March 31, 2009 we recorded a loss in other comprehensive income of $0.2 million on the decreased fair value.

(3)	Level 3 long-term investments consist of auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the $1.6 million of ARS invested in tax-exempt state government obligations to maturity, but rather use the interest reset feature to provide liquidity, if applicable. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also includes tax-advantaged preferred stock of a financial institution. It is uncertain whether we will liquidate these securities within the next twelve months, as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

During the three months ended March 31, 2009 our investment in ARS invested in certain tax-advantaged preferred stock trusts as of December 31, 2008 dissolved and the trustee distributed the underlying preferred stock instruments. As a result of these conversions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from December 31, 2008 and as a result we recorded a realized gain in the statement of operations of $0.7 million for the three months ended March 31, 2009.
The change in the carrying amount of Level 3 investments for the three months ended March 31, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments	1,360
Gain on Level 3 available for sale securities	716

Balance as of March 31, 2009	$3,626

5. Net (Loss) Income per Share
Effective January 1, 2009, we adopted FSP No. EITF 03-6-1. All prior-periods earnings per share data presented must be adjusted retroactively to conform with the provision of the FSP. The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128. Our nonvested restricted common stock, which includes our long-term incentive equity awards, are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest and, therefore, have been included in the denominator of both the basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 did not have a significant impact on our historical earnings per share calculations. Under the provisions of SFAS No. 128, basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, assuming dilution, during the period.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2009	2008
		(2)
Numerator:
Net (loss) income	$(5,625)	$2,338
Net income allocated to participating securities under two-class method	—	(50)

Net (loss) income applicable to common stockholders	$(5,625)	$2,288

Denominator:
Weighted average common stock outstanding (basic)	39,095,730	41,637,585
Common equivalent shares from options to purchase common stock and restricted common stock units (1)	—	1,168,299

Weighted average common stock outstanding (diluted)	39,095,730	42,805,884

Basic net (loss) income per share	$(0.14)	$0.05

Diluted net (loss) income per share	$(0.14)	$0.05

(1)	Restricted common stock units are not considered participating securities since they do not contain a non-forfeitable right to dividends and have, therefore, not been included in the denominator for basic earnings per share calculations.

(2)	EPS data presented was adjusted retroactively to conform with the provisions of FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 did not have a significant impact on the per share calculations for the three months ended March 31, 2008.

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2009	2008
		(2)
Stock options	4,982,840	1,864,893
Restricted stock units	475,938	—

Total antidilutive awards	5,458,778	1,864,893

6. Comprehensive (Loss) Income
The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(5,625)	$2,338
Foreign currency translation adjustments	(1,315)	(2,039)
Unrealized loss on available-for-sale securities	(239)	(286)

Total comprehensive (loss) income	$(7,179)	$13

For the three months ended March 31, 2009 and 2008, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to the Curomax acquisition in Canada.
7. Stock-Based Compensation Expense
We have four types of stock-based compensation programs: stock options, restricted common stock, restricted stock units and an employee stock purchase plan (ESPP). For further information see Notes 2 and 13 included in our Annual Report on Form 10-K for the year ended December 31, 2008.
The following summarizes stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options	$5,332	$1,930
Restricted common stock	1,604	1,411
Restricted stock units	410	—
ESPP	60	120

Total stock-based compensation expense	$7,406	$3,461

Stock-based compensation expense recognized for the three months ended March 31, 2009 was $7.4 million, of which $7.2 million was in accordance with SFAS 123(R) and $0.2 million was in accordance with APB 25. Included in the stock-based compensation expense for the three months ended March 31, 2009 was $3.9 million of stock-based expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business see Note 19. Stock-based compensation expense recognized for the three months ended March 31, 2008 was $3.5 million, of which $3.1 million was in accordance with SFAS 123(R) and $0.4 million in accordance with APB 25.
Included in the stock-based compensation expense for restricted common stock for the three months ended March 31, 2009 was approximately $14,000 related to the long-term incentive equity awards after the reversal of expense related to cancellations. Included in the stock-based compensation expense for restricted common stock for the three months ended March 31, 2008 was $0.4 million related to the long-term incentive equity awards. Refer to Note 16 for further information regarding our long-term incentive equity awards.
8. Business Combinations
AAX Acquisition
On January 23, 2009, we acquired the AAX ® suite of inventory management solutions and other assets, including without limitation all of the capital stock of AAX (collectively, AAX), from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc. (seller), for a purchase price of $30.9 million, (net of purchase price adjustment of $1.7 million, noted below). The AAX inventory management suite will be marketed in conjunction with our current inventory management solution. We accounted for this business combination in accordance with SFAS No. 141R. In accordance with SFAS No. 141R, we expensed approximately $0.4 million of professional fees associated with this acquisition during the three months ended March 31, 2009 which is classified in selling, general and administrative expenses.
This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$489
Property and equipment	1,035
Intangible assets	16,639
Goodwill	15,283

Total assets acquired	33,446
Total liabilities assumed	(2,571)

Net assets acquired	$30,875

The liabilities assumed includes a $2.3 million deferred tax liability that relates primarily to the future amortization of certain acquired intangibles.

We allocated the amounts of intangible assets and goodwill based on fair value as follows: approximately $7.4 million of the purchase price has been allocated to customer contracts (weighted-average useful life is 6.5 years), $6.2 million to acquired technology and database (weighted-average useful life is 4.2 years), $2.0 million to the AAX trade name (seven year useful life), and $1.0 million to a non-compete agreement (four year useful life). In accordance with FSP SFAS No 142-3, the useful life for each of the above acquired long-term intangible assets was determined based on the period which the asset is expected to contribute directly or indirectly to our future cash flows. We recorded approximately $15.3 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. The allocated value of goodwill primarily relates to the acquired workforce and the anticipated synergies resulting from combining AAX with our current inventory solution. $13.0 million of the goodwill recorded is deductible for tax purposes.
Certain acquired intangibles in our AAX acquisition are being amortized using an accelerated method of amortization. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the total expected cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. Based on the nature of the asset and how the asset is valued in purchase accounting, we believe that this method better approximates the distribution of cash flows generated by the acquired intangible asset. We will continue to use the straight line method for certain intangible assets if there is no better pattern in which the asset’s economic benefits are consumed or otherwise used up.
The results of AAX were included in our consolidated statement of operations from the date of acquisition. AAX revenue since the date of acquisition was $3.5 million. We are unable to provide AAX earnings since acquisition since we do not have stand alone earnings reporting for AAX.
Other AAX deal terms
Service Credits
A condition of the purchase agreement gives the seller the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of any future products or services of DealerTrack. These service credits expire on January 23, 2013. No revenue will be recorded for services provided under the service credits.
Purchase Price Adjustment
A condition of the purchase agreement provides that the seller and its affiliates will reimburse the Company for certain lost tax deductions due to the structuring of the transaction. The purchase price adjustment is not finalized, however, approximately $1.7 million has been recorded as a receivable in purchase accounting which reflects our best estimate of the estimated lost tax deduction.
There is a contingency in the purchase arrangement that could require the seller to reimburse purchase price to DealerTrack if certain customers cancel their subscriptions based on certain factors. We believe the probability for this contingency to occur to be remote. As such, no value was ascribed to this contingency in purchase accounting. The contingency period ends October 31, 2009.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary presents our consolidated results of operations as if the acquisition of AAX had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Net revenue	$57,283	$70,719
Net (loss) income	$(5,851)	$743
Basic net (loss) income per share applicable to common stockholders	$(0.15)	$0.02
Diluted net (loss) income per share applicable to common stockholders	$(0.15)	$0.02

Curomax Acquisition
On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, made as of January 16, 2007, for an adjusted cash purchase price of approximately $40.7 million (including estimated direct acquisition and restructuring costs of approximately $1.6 million). Under the terms of the shares purchase agreement, we had future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability of approximately $1.8 million. As of March 31, 2009, all of the contingent consideration has been paid. The additional purchase consideration was recorded as goodwill.
9. Stock Repurchase Program
On March 18, 2008, our board of directors approved a stock repurchase program under which we were authorized to spend up to $75.0 million to repurchase shares of our common stock. The stock repurchase program expired on March 31, 2009. From inception of the program through its expiration, we repurchased approximately 3.0 million shares of common stock for an aggregate price of approximately $49.8 million. For the three months ended March 31, 2009, no repurchases were made under the program.
10. Related Party Transactions
We entered into several agreements with a stockholder and its affiliates that is a service provider for automotive dealers. These automotive dealers may utilize our network to access customer credit reports and customer leads provided by or through this related party. We earn revenue from this related party for each credit report or customer lead that is accessed using our web-based service. The total amount of net revenue from this related party for the three months ended March 31, 2009 and 2008 was $0.5 million and $0.7 million, respectively. The total amount of accounts receivable from this related party as of both March 31, 2009 and December 31, 2008 was $0.3 million.
11. Property and Equipment
Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2009	2008
Computer equipment	3–5	$21,661	$20,431
Office equipment	5	3,028	2,896
Furniture and fixtures	5	3,217	3,068
Leasehold improvements	5–11	1,951	1,233

Total property and equipment, gross		29,857	27,628
Less: Accumulated depreciation and amortization		(15,591)	(14,180)

Total property and equipment, net		$14,266	$13,448

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2009 and 2008 was $1.7 million and $1.4 million, respectively. Depreciation and amortization are calculated on a straight line basis over the estimated useful life of the asset.
12. Intangible Assets
Intangible assets principally are comprised of customer contracts, database, trade names, technology, and non-competition agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$40,653	$(19,438)	$33,673	$(17,289)	2–7
Database	13,825	(9,350)	13,333	(8,818)	3–6
Trade names	12,510	(5,798)	10,500	(5,469)	5–10
Technology	27,700	(7,839)	22,684	(7,209)	1–5
Non-compete agreement	7,805	(4,639)	10,697	(7,697)	2–5

Total	$102,493	$(47,064)	$90,887	$(46,482)

Amortization expense related to intangibles for the three months ended March 31, 2009 and 2008 was $5.3 million and $7.6 million, respectively. Amortization expense that will be charged to income for the remaining period of 2009, based on the March 31, 2009 book value, is approximately $15.0 million.
Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the March 31, 2009 book value, to be $18.5 million in 2010, $10.3 million in 2011, $5.5 million in 2012, $3.4 million in 2013, $1.8 million in 2014 and thereafter $0.9 million.
13. Goodwill
The change in carrying amount of goodwill for the three months ended March 31, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$114,886
Acquisition of AAX (see Note 8)	15,283
Impact of change in Canadian dollar exchange rate	(595)
Exit from SCS business (See Note 20)	(200)
Other	(12)

Balance as of March 31, 2009	$129,362

The adoption of SFAS No. 141R on January 1, 2009 did not impact our reporting unit conclusion discussed in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009.
14. Other Accrued Liabilities
Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2009	2008
Revenue share	$2,214	$1,700
Customer deposits	2,638	2,749
Sales taxes	1,495	1,511
Severance	1,408	34
Software licenses	1,179	1,341
Professional fees	1,221	1,158
Accrued Curomax contingent consideration (Note 8)	—	1,837
Other	2,712	1,055

Total other accrued liabilities	$12,867	$11,385

15. Income Taxes
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 or FIN 48(FIN 48) specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. As of March 31, 2009 and December 31, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.5 million.
We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. One subsidiary also files income tax returns in Canada. The Internal Revenue Service (IRS) has initiated a review of our consolidated federal income tax return for the periods ended December 31, 2006 and December 31, 2007. At this time no issues have been identified in any audits which would lead us to believe any changes in reserves are necessary. The IRS completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended March 31, 2006 (pre-acquisition) period. The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2005.
Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of March 31, 2009 and December 31, 2008, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $38,000.

16. Long-Term Incentive Equity Awards
During 2006 and 2007, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 460,000 shares of restricted common stock (net of cancellations) to certain executive officers and other employees. Each individual’s award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any. During the three months ended March 31, 2009, 91,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated, due to the departure of certain executive officers in connection with the realignment of our workforce and business as discussed in Note 19. For the three months ended March 31, 2009, we reversed approximately $0.4 million of stock-based compensation expense related to the cancelled shares and recorded stock-based compensation expense of approximately $0.2 million related to the accelerated shares.
In accordance with FAS 123(R), we valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. Subsequently, we met the EBITDA target for 2007. As of March 31, 2009, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the targets on a quarterly basis. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. In connection with the realignment of our workforce on January 5, 2009 we reversed approximately $0.3 million and $0.1 million in stock-based compensation expense related to the Market Value Award and EBITDA Performance Award, respectively.
The expense recorded related to the EBITDA Performance Award and the Market Value Award for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
EBITDA Performance Award	$120	$167
Market Value Award	(106)	187

Total	$14	$354

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
In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $4.6 million (CAD) to $5.1 million (CAD), including penalties and interest.
Commitments
Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.3 million as of March 31, 2009, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $2.0 million as of March 31, 2009, if there is a change in control.
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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any significant payments. We believe that if we were to incur a loss in any of these matters, it is not probable that such loss would have a material effect on our business or financial condition.
Legal Proceedings
From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
DealerTrack Inc. v. RouteOne LLC
On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (“RouteOne”) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint sought injunctive relief as well as damages against RouteOne for infringement of two patents owned by us: U.S. Patent No. 6,587,841 (the “‘841 Patent”) and U.S. Patent No. 5,878,403 (the “‘403 Patent”). These patents relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also sought relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.
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

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (“Finance Express”), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the ‘403 Patent and the ‘841 Patent. Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.
On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ‘403 Patent and ‘841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.
On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Patent No. 7,181,427 (the “427 Patent”). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the ‘427 Patent.
The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, were consolidated by the court. A hearing on claims construction, referred to as a “Markman ” hearing, was held on September 25, 2007. Fact and expert discovery and motions for summary judgment have substantially been completed.
On July 21, 2008 and September 30, 2008, the court issued summary judgment orders disposing of certain issues and preserving other issues for trial.
On January 29, 2009, the parties filed a proposed pretrial order that the court has not yet entered. Under the proposed pretrial order, we expect the following claims to be tried:
1. RouteOne infringes claims 1, 3 and 4 of the ‘427 Patent pursuant to 35 U.S.C. Section 271(a).
2. Finance Express infringes claims 7-9, 12, 14, 16 and 17 of the ‘841 Patent pursuant to 35 U.S.C. Sections 271(a) and (b).
3. Finance Express infringes claims 1, 3 and 4 of the ‘427 Patent pursuant to 35 U.S.C. Section 271(a).
RouteOne and Finance Express continue to assert that the patents are invalid and unenforceable, and continue to deny infringement and claim inequitable conduct.
Trial is currently scheduled to begin on September 1, 2009.
We intend to pursue our claims vigorously.
We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
18. Segment Information
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) segment information is being reported consistent with our method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment under SFAS No. 131. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for both the three months ended March 31, 2009 and 2008, is less than 10% of our total revenue.
Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Transaction services revenue	$24,041	$38,167
Subscription services revenue	27,943	22,386
Other	3,716	3,755

Total net revenue	$55,700	$64,308

19. Realignment of Workforce and Business
On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this, we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we expensed total restructuring costs during the three months ended March 31, 2009 of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense. The expenses associated with these charges are reflected in operating costs and expenses in our consolidated statement of operations.
The table below sets forth the significant cash components and activity under the restructuring program for the three months ended March 31, 2009 (in thousands):

	Balance as of			Balance as of
	January 1, 2009	Charges	Cash Payments	March 31, 2009
Severance	$—	$2,732	$1,388	$1,344
Other benefits	—	130	130	—

Total	$—	$2,862	$1,518	$1,344

As of March 31, 2009, the remaining liability of $1.3 million represents the severance payments for three executives that were terminated. Pursuant to the severance agreements for these executives, the remaining liability is expected to be paid on the six month anniversary of their termination dates which will be during the third quarter of 2009.
20. Exit from SCS Business
On February 14, 2009, DealerTrack exited its SCS business in a transaction with a former senior executive of the Company who left the organization in January 2009 as part of the realignment of our workforce. The SCS business, which accounted for approximately $1.9 million of revenue in 2008, is an administration system used by aftermarket providers as their back-end origination solution. DealerTrack recorded a gain of approximately $0.2 million upon sale which is classified as a contra expense in selling, general and administrative expenses for the three months ended March 31, 2009.
If the purchaser of the business goes through a change of control prior to February 14, 2014, we can earn up to $2.0 million in contingent purchase price from this transaction. If the purchaser does not undergo a change of control by February 14, 2014, the purchaser will pay DealerTrack a one time payment of $0.5 million. These contingent payments accrue interest at an annual compound interest rate of 12 month LIBOR plus 3%. At March 31, 2009, DealerTrack’s maximum exposure is approximately $0.4 million. As of March 31, 2009, we have recorded a long-term receivable of approximately $0.4 million, which represents the present value of the expected future contingent payments.
The newly formed company is a variable interest entity (VIE) as defined in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R), which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. In accordance with FIN 46R, the primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both. We have determined that we are not the primary beneficiary of the newly formed entity described above and, therefore, have not included the assets and liabilities or results of operations in our consolidated financial statements. We will assess the need for consolidation on a quarterly basis.
21. 401(k) Plan
Our 401(k) plan covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Effective April 1, 2009, we will not make any new matching contributions to the plan.
22. Employee Stock Purchase Plan
Effective April 1, 2009, we reduced the discount under the ESPP plan from 15% to 5% of the fair market value of the shares on the last day of the offering period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
DealerTrack is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of March 31, 2009 consisted of approximately 19,000 automotive dealers, and over 730 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
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
We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, financing sources, and active lender to dealership relationships in the DealerTrack network, the number of transactions processed, the average transaction and subscription prices and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our net income as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.
The following is a table consisting of EBITDA and certain other business statistics that management is continually monitoring (amounts in thousands, are EBITDA, capital expenditure data and transactions processed):

	Three Months Ended March 31,
	2009	2008
EBITDA and Other Business Statistics:
EBITDA (1)	$(629)	$13,344
Capital expenditures, software and web site development costs	$5,234	$2,914
Active dealers in our network as of end of the period (2)	18,998	22,457
Active financing sources in our network as of end of period (3)	736	578
Active lender to dealer relationships (4)	134,475	220,264
Subscribing dealers in our network as of end of the period (5)	14,646	13,641
Transactions processed (6)	14,327	23,889
Average transaction price (7)	$1.68	$1.60
Average monthly subscription revenue per subscribing dealership (8)	$635	$547

(1)	EBITDA represents net income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles in the United States of America (GAAP). Some of these limitations are:
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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2009	2008
GAAP net (loss) income	$(5,625)	$2,338
Interest income	(402)	(1,563)
Interest expense	50	92
(Benefit) provision for income taxes	(3,381)	1,955
Depreciation of property and equipment and amortization of capitalized software and website costs	3,443	2,896
Amortization of acquired identifiable intangibles	5,286	7,626

EBITDA (non-GAAP)	$(629)	$13,344

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network, including financing sources visible to dealers through drop down menus. This counting methodology reflects revisions made in July 2008 to more accurately reflect the number of financing sources available on the network.

(4)	Lender to dealer relationships are made up of two components, the number of financing sources on the DealerTrack network and the number of active dealers submitting applications. Lender to dealer relationships are counted by pair. For example, one lender’s relationship with 50 dealerships is counted as fifty relationships; the next lender’s relationship with the same 50 dealership would bring our relationship count to 100. The number of lender to dealer relationships is impacted by both the loss of lenders or dealers. For example, if a lender goes out of business, exits indirect auto financing or reduces the number of dealers it does business with, our relationship count is negatively impacted by each of the dealers that are no longer doing business with that lender. If a dealer goes out of business our relationship count is also negatively impacted.

(5)	Represents the number of dealerships with a current subscription in the DealerTrack or DealerTrack Canada network at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period.

(8)	Represents net subscription revenue divided by subscribing dealers in the DealerTrack and DealerTrack Canada networks.
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
Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion and training of our DMS suite, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.
Cost of Revenue and Operating Expenses
Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity and data storage), amortization expense on acquired intangible assets, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share) and direct costs for data licenses, direct costs (printing, binding, and delivery) associated with our residual value guides, forms programming, data conversion, training, and hardware costs associated with our DMS product offering, allocated overhead and amortization associated with capitalization of software.
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
We allocate overhead such as occupancy and telecommunications charges, and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in our cost of revenue and each operating expense category.
We allocated the restructuring costs related to our January 5, 2009 realignment of our workforce and business to the appropriate cost of revenue and operating expense categories based on each of the terminated employees respective functions. For further information, please refer to Note 19 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Fair Value Measurements
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
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
Assets measured at fair value on a recurring basis include the following as of March 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents (1)	$120,683	$—	$—	$120,683
Short-term investments (2)	11,179	1,813	—	12,992
Long-term investments (3)	—	—	3,626	3,626

Total	$131,862	$1,813	$3,626	$137,301

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Level 1 short-term investments consist primarily of tax-advantaged preferred stock of financial institutions, corporate bonds and municipal notes with maturity dates of one year or less, for which we determine fair value through quoted market prices.

As of December 31, 2008 we had $2.3 million (net of impairment charge) of Level 2 auction rate securities (ARS) invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. These ARS were associated with failed auctions, for which the trust dissolved and distributed the underlying preferred security during the first quarter of 2009. The result of this distribution is a realizable event in which we recognized a loss in the statement of operations of $0.3 million on the decreased fair value from December 31, 2008 through the dissolution of the trust. Subsequent to the trust dissolution through March 31, 2009 we recorded a loss in other comprehensive income of $0.2 million on the decreased fair value.

(3)	Level 3 long-term investments consist of auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the $1.6 million of ARS invested in tax-exempt state government obligations to maturity, but rather use the interest reset feature to provide liquidity, if applicable. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also includes tax-advantaged preferred stock of a financial institution. It is uncertain whether we will liquidate these securities within the next twelve months, as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

During the three months ended March 31, 2009 our investment in ARS invested in certain tax-advantaged preferred stock trusts as of December 31, 2008 dissolved and the trustee distributed the underlying preferred stock instruments. As a result of these conversions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from December 31, 2008 and as a result we recorded a realized gain in the statement of operations of $0.7 million for the three months ended March 31, 2009.
The change in the carrying amount of Level 3 investments for the three months ended March 31, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments	1,360
Gain on available for sale securities	716

Balance as of March 31, 2009	$3,626

Realignment of Workforce and Business
On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this, we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we expensed total restructuring costs during the three months ended March 31, 2009 of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense. The expenses associated with these charges are reflected in operating costs and expenses in our consolidated statement of operations.
The table below sets forth the significant cash components and activity under the restructuring program for the three months ended March 31, 2009 (in thousands):

	Balance as of			Balance as of
	January 1, 2009	Charges	Cash Payments	March 31, 2009
Severance	$—	$2,732	$1,388	$1,344
Other benefits	—	130	130	—

Total	$—	$2,862	$1,518	$1,344

As of March 31, 2009, the remaining liability of $1.3 million represents the severance payments for three executives that were terminated. Pursuant to the severance agreements for these executives, the remaining liability is expected to be paid on the six month anniversary of their termination dates which will be during the third quarter of 2009.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities.
Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the three months ended March 31, 2009, except as noted below, to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009.
In December 2007, the FASB issued SFAS No. 141R which replaced SFAS No. 141. SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. We have adopted the provisions of SFAS No. 141R as of January 1, 2009. For further information about the adoption of the provisions of SFAS No. 141R refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on From 10-Q.

Results of Operations
The following table sets forth, for the periods indicated, the selected consolidated statements of operations:

	Three Months March 31,
	2009		2008
		% of Net		% of Net
	$ Amount	Revenue	$ Amount	Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$55,700	100.0%	$64,308	100.0%

Operating costs and expenses:
Cost of revenue	29,121	52.3	28,612	44.5
Product development	4,132	7.4	3,142	4.9
Selling, general and administrative	32,318	58.0	29,732	46.2

Total operating costs and expenses	65,571	117.7	61,486	95.6

(Loss) income from operations	(9,871)	(17.7)	2,822	4.4
Interest income	402	0.7	1,563	2.4
Interest expense	(50)	(0.1)	(92)	(0.1)
Other income, net	50	0.1	—	—
Realized gain on marketable securities	463	0.8	—	—

(Loss) income before benefit (provision) for income taxes	(9,006)	(16.2)	4,293	6.7
Benefit (provision) for income taxes, net	3,381	6.1	(1,955)	(3.1)

Net (loss) income	$(5,625)	(10.1)%	$2,338	3.6%

Three Months Ended March 31, 2009 and 2008
Revenue

	Three Months Ended
	March 31,
	2009	2008
Transaction services revenue	$24,041	$38,167
Subscription services revenue	27,943	22,386
Other	3,716	3,755

Total net revenue	$55,700	$64,308

Total net revenue decreased $8.6 million, or 13%, to $55.7 million for the three months ended March 31, 2009 from $64.3 million for the three months ended March 31, 2008.
Transaction Services Revenue. Transaction services revenue decreased $14.2 million, or 37%, to $24.0 million for the three months ended March 31, 2009 from $38.2 million for the three months ended March 31, 2008. The decrease was primarily due to the decline in the volume of transactions processed through the DealerTrack network to 14.3 million for the three months ended March 31, 2009 from 23.9 million for the three months ended March 31, 2008, which was impacted by the 39% decrease in our number of lender to dealer relationships to 134,475 at March 31, 2009 from 220,264 at March 31, 2008. The 40% decrease in transaction volume resulted in a $16.1 million reduction in revenue for the three months ended March 31, 2009. The ongoing tightening of the credit market and lenders continuing to exit the auto financing market caused a significant decline in the number of lending relationships between the various financing sources and automobile dealers available through our network, which together with the continual decline in vehicle sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $16.1 million related to the decrease in transaction volume was offset by a $1.9 million increase in the average transaction price to $1.68 for the three months ended March 31, 2009 from $1.60 for the three months ended March 31, 2008. The contributing factor to the increase in average transaction price was the 27% increase in financing source customers active in our network to 736 as of March 31, 2009 from 578 as of March 31, 2008. The additional 158 financing source customers added are generally lower transaction volume customers with higher price per application tiers.

Subscription Services Revenue. Subscription services revenue increased $5.5 million, or 25%, to $27.9 million for the three months ended March 31, 2009 from $22.4 million for the three months ended March 31, 2008. Subscription services revenue growth was the result of a 7% increase in the number of subscribing dealers to 14,646 as of March 31, 2009 from 13,641 as of March 31, 2008, coupled with a 16% increase in the average monthly spend per subscribing dealer to $635 at March 31, 2009 from $547 as of March 31, 2008. The increase in average monthly spend per subscribing dealer was directly impacted by an increase in subscription units added. These factors contributed $5.5 million to the increase in revenue, which includes $3.4 million related to acquisitions.
Cost of Revenue and Operating Expenses

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$29,121	$28,612
Product development	4,132	3,142
Selling, general and administrative	32,318	29,732

Total cost of revenue and operating expenses	$65,571	$61,486

Cost of Revenue. Cost of revenue increased $0.5 million, or 2%, to $29.1 million for the three months ended March 31, 2009 from $28.6 million for the three months ended March 31, 2008. The $0.5 million increase was primarily the result of increased compensation and related benefit costs of $1.7 million due to headcount additions and the additional $0.4 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, coupled with increased technology expense of $0.8 million, $0.3 million in software amortization and depreciation charges, and $0.5 million in cost of revenue for third party costs related to our Selling and Inventory Management Solutions, offset by a decrease in amortization of intangible assets of approximately $2.3 million resulting from fully amortized acquired intangibles, a decrease in revenue share of $0.3 million, and a decrease in cost of revenue from our digital contract business of $0.2 million.
Product Development Expenses. Product development expenses increased $1.0 million, or 32%, to $4.1 million for the three months ended March 31, 2009 from $3.1 million for the three months ended March 31, 2008. The $1.0 million increase was primarily a result of increased compensation and related benefit costs of $0.8 million due to overall headcount additions and the additional $0.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, and increased depreciation expense of $0.1 million.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 9%, to $32.3 million for the three months ended March 31, 2009 from $29.7 million for three months ended March 31, 2008. The $2.6 million increase in selling, general and administrative expenses was primarily the result of increased compensation and related benefit costs of approximately $2.6 million due to headcount additions and the $2.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, and $3.9 million in increased stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, offset by a decrease in professional fees of $3.4 million related primarily to pending litigation and a decrease in marketing expenses of $0.5 million.
Interest Income

	Three Months Ended March 31,
	2009	2008
Interest Income	$402	$1,563
Interest income decreased $1.2 million to $0.4 million for the three months ended March 31, 2009 from $1.6 million for the three months ended March 31, 2008. The $1.2 million decrease is primarily related to the decrease in our cash, cash equivalents and short-term investments, which is attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million during the year ended December 31, 2008, the acquisition of AAX on January 23, 2009 for approximately $30.9 million, and the decrease in our weighted average interest rate to approximately 0.4% for the three months ended March 31, 2009 from approximately 0.7% for the three months ended March 31, 2008.

Benefit (Provision) for Income Taxes

	Three Months Ended March 31,
	2009	2008
Benefit (provision) for income taxes, net	$3,381	$(1,955)
The benefit for income taxes for the three months ended March 31, 2009 of $3.4 million consisted primarily of $3.7 million of federal income tax benefit, $0.1 million of state income tax benefit, and $0.4 million of tax expense for our Canadian subsidiary. The provision for income taxes for the three months ended March 31, 2008 of $1.9 million consisted primarily of $1.0 million of federal tax expense, $0.2 million of state and local income taxes, and $0.7 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the three months ended March 31, 2009 and 2008 is $0.1 million and $0.3 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 1.0% and 7.7% impact on the effective tax rate for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate for the three months ended March 31, 2009 is 37.6% compared with 45.5% for the three months ended March 31, 2008.
Liquidity and Capital Resources
Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and web site development costs for the three months ended March 31, 2009 were $5.2 million, of which $4.3 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, but future acquisitions or other strategic initiatives may require us to incur or seek additional financing.
As of March 31, 2009, we had $148.7 million of cash and cash equivalents, $13.0 million in short-term investments, $3.6 million in non-current investments and $170.8 million in working capital, as compared to $155.5 million of cash and cash equivalents, $43.3 million in short-term investments, $4.4 million in non-current investments and $197.8 million in working capital as of December 31, 2008. The decrease in working capital from December 31, 2008 to March 31, 2009 is primarily due to the acquisition of AAX as discussed below.
On January 23, 2009, we acquired the AAX suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million in cash, net of $1.7 million purchase price adjustment. The AAX inventory management suite will be marketed in conjunction with our current inventory management solution. In accordance with SFAS 141R we expensed approximately $0.4 million of professional fees associated with the acquisition during the three months ended March 31, 2009. Refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Under the terms of the merger agreement with AutoStyleMart, Inc., we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets. As of March 31, 2009, we are uncertain if the operational targets for the earnouts for ASM will be achieved, and as such no compensation expense or purchase price has been recorded in connection with the contingent payment obligation.
Under the terms of the merger agreement with Curomax Corporation, we had future contingent payment obligations of up to $1.8 million in cash based upon the achievement of certain operational targets. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability of approximately $1.8 million that was paid out during the three months ended March 31, 2009. The $1.8 million of additional purchase consideration was recorded as goodwill.
In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we had a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There is additional contingent consideration of $11.3 million that may be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. During the three months ended March 31, 2009 we paid $1.1 million of additional consideration. The remaining potential contingent consideration as of March 31, 2009 is $9.4 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.
The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(1,159)	$8,983
Net cash (used in) provided by investing activities	$(6,646)	$146,902
Net cash provided by financing activities	$1,477	$710

Operating Activities
Net cash used in operating activities of $1.2 million for the three months ended March 31, 2009 was primarily attributable to net loss of $5.6 million, which includes depreciation and amortization of $8.8 million, stock-based compensation expense of $7.4 million, an increase to the provision for doubtful accounts and sales credits of $2.5 million, an increase to deferred revenue and other current liabilities of $0.4 million, an increase in accounts payable and accrued expenses of $0.3 million, partially offset by a deferred tax benefit of $3.4 million, a gain of $0.5 million recognized on available for sale securities, a stock-based compensation windfall tax benefit of $0.8 million, an increase in prepaid expenses and other current assets of $4.0 million, a decrease in other long-term liabilities of $0.3 million, and an increase in accounts receivable of $5.4 million due to an increase in subscription revenues and the acquisition of AAX. Net cash provided by operating activities for the three months ended March 31, 2008 was primarily attributable to net income of $2.3 million, which includes depreciation and amortization of $10.5 million, amortization of stock-based compensation of $3.5 million, an increase to the provision for doubtful accounts and sales credits of $1.5 million, and an increase to deferred revenue and other current liabilities of $0.9 million, partially offset by a decrease in accounts payable and accrued expenses of $7.8 million, a deferred tax benefit of $0.5 million, a stock-based compensation windfall tax benefit of $0.1 million, and an increase in accounts receivable of $1.8 million due to an overall increase in revenue.
Investing Activities
Net cash used in investing activities of $6.6 million for the three months ended March 31, 2009 was primarily attributable to the net sale of short-term investments of $31.3 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of the ALG additional purchase consideration of $1.1 million, capital expenditures of $1.3 million, capitalized software and web site development costs of $3.1 million. Net cash provided by investing activities for the three months ended March 31, 2008 was primarily attributable to the net sale of short-term investments of $151.1 million offset by capital expenditures of $1.0 million, an expenditure of capitalized software and web site development costs of $1.5 million, and the payment for net assets acquired of $1.6 million.
Financing Activities
Net cash provided by financing activities of $1.5 million for the three months ended March 31, 2009 was primarily attributable to net proceeds received from employee stock purchases under our employee stock purchase plan of $0.3 million, the exercise of employee stock options of $0.9 million and stock-based compensation windfall tax benefit of $0.8 million, partially offset by payment for shares surrendered for taxes of $0.3 million related to restricted stock vesting. Net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the net proceeds received from employee stock purchases under our employee stock purchase plan of $0.7 million, the exercise of employee stock options of $0.4 million and stock-based compensation windfall tax benefit of $0.1 million, offset by principal payments on capital lease obligations of $0.5 million.
Contractual Obligations
As of March 31, 2009, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 except as set forth below.
In connection with the AAX acquisition of AAX on January 23, 2009, we assumed an operating lease for approximately 29,000 square feet of office space in Dallas, Texas. Under the terms of the lease agreement we are required to pay annual rent expense of approximately $0.6 million through the expiration of the lease on July 31, 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Industry Trends
The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The tightening of the credit markets has caused a significant decline in the number of lending relationships between the various financing sources and dealers available through our network. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 was the worst year for selling vehicles since 1992 and, as a result, the number of automobile dealers declined in 2008 and is projected to further decline in 2009. Together, these factors have meaningfully impacted our transaction volume compared to historical levels. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. Additionally, the bankruptcy of one major domestic automobile manufacturer, and the possibility of another major domestic automobile manufacturer filing for bankruptcy are expected to cause further volatility in the automotive industry and negatively impact our financial results. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could impair the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions persist for an extended period of time.

Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and is projected to further decline in 2009. General Motors has publicly stated that it intends to reduce its current U.S. dealer count by 42%, from approximately 6,200 dealers to approximately 3,600 by the end of 2010. Chrysler, which filed for bankruptcy on May 1, 2009, has announced dealer reduction as a major aim, although it has not yet announced a targeted number. As of March 31, 2009, approximately 1,800 Chrysler dealers and 3,200 GM dealers had subscriptions for one or more of our products. We cannot predict to what extent the dealers eliminated by GM and Chrysler will be those with our subscription products. We also cannot predict the timing of the dealer reductions. The elimination by GM and Chrysler of dealers with subscription products will most likely result in the cancellation of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose not to pay the amounts owed to us, resulting in an increase in our bad debt expense. Our accounts receivable from Chrysler and GM as of March 31, 2009 was collectively $1.1 million, which may not be repaid in full by Chrysler and in the event of bankruptcy, by GM.
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
Interest Rate Exposure
As of March 31, 2009, we had cash, cash equivalents, short-term investments and long-term investments of $165.3 million invested in money market instruments, corporate bonds, municipal notes, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.
Reductions in interest rates and changes in investments could materially impact our interest income and may negatively impact future reported operating results and earnings per share.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that , as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
DealerTrack Inc. v. RouteOne LLC
On January 28, 2004, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (“RouteOne”) in the United States District Court for the Eastern District of New York, Civil Action No. CV 04-322 (SJF). The complaint sought injunctive relief as well as damages against RouteOne for infringement of two patents owned by us: U.S. Patent No. 6,587,841 (the “‘841 Patent”) and U.S. Patent No. 5,878,403 (the “‘403 Patent”). These patents relate to computer implemented automated credit application analysis and decision routing inventions. The complaint also sought relief for RouteOne’s acts of copyright infringement, circumvention of technological measures and common law fraud and unfair competition.
The court approved a joint stipulation of dismissal with respect to this action. Pursuant to the joint stipulation, the patent count was dismissed without prejudice to be pursued as part of the below consolidated actions and all other counts were dismissed with prejudice.
DealerTrack, Inc. v. Finance Express et al., CV-06-2335;
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and
DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (“Finance Express”), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the ‘403 Patent and the ‘841 Patent. Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.
On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ‘403 Patent and ‘841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.
On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Patent No. 7,181,427 (the “427 Patent”). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the ‘427 Patent.
The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, were consolidated by the court. A hearing on claims construction, referred to as a “Markman ” hearing, was held on September 25, 2007. Fact and expert discovery and motions for summary judgment have substantially been completed.
On July 21, 2008 and September 30, 2008, the court issued summary judgment orders disposing of certain issues and preserving other issues for trial.
On January 29, 2009, the parties filed a proposed pretrial order that the court has not yet entered. Under the proposed pretrial order, we expect the following claims to be tried:
1. RouteOne infringes claims 1, 3 and 4 of the ‘427 Patent pursuant to 35 U.S.C. Section 271(a).
2. Finance Express infringes claims 7-9, 12, 14, 16 and 17 of the ‘841 Patent pursuant to 35 U.S.C. Sections 271(a) and (b).
3. Finance Express infringes claims 1, 3 and 4 of the ‘427 Patent pursuant to 35 U.S.C. Section 271(a).
RouteOne and Finance Express continue to assert that the patents are invalid and unenforceable, and continue to deny infringement and claim inequitable conduct.
Trial is currently scheduled to begin on September 1, 2009.
We intend to pursue our claims vigorously.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 24, 2009, that could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as set forth below.
Planned significant reductions in the number of automobile dealers will have a negative effect on our subscription business.
Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and is projected to further decline in 2009. General Motors has publicly stated that it intends to reduce its current U.S. dealer count by 42%, from approximately 6,200 dealers to approximately 3,600 by the end of 2010. Chrysler, which filed for bankruptcy on May 1, 2009, has announced dealer reduction as a major aim, although it has not yet announced a targeted number. As of March 31, 2009, approximately 1,800 Chrysler dealers and 3,200 GM dealers had subscriptions for one or more of our products. We cannot predict to what extent the dealers eliminated by GM and Chrysler will be those with our subscription products. We also cannot predict the timing of the dealer reductions. The elimination by GM and Chrysler of dealers with subscription products will most likely result in the cancellation of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose not to pay the amounts owed to us, resulting in an increase in our bad debt expense. Our accounts receivable from Chrysler and GM as of March 31, 2009 was collectively $1.1 million, which may not be repaid in full by Chrysler and in the event of bankruptcy, by GM.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
From time to time, in connection with the vesting of restricted common stock under our incentive award plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock. Additionally, on March 18, 2008, our board of directors approved a stock repurchase program under which we were authorized to spend up to $75.0 million to repurchase our common stock. The stock repurchase program expired on March 31, 2009. From inception of the program through its expiration, we repurchased approximately 3.0 million shares of common stock for an aggregate price of approximately $49.8 million. For the three months ended March 31, 2009, there were no repurchases made under the stock repurchase program.
The following table sets forth the repurchases for the three months ended March 31, 2009:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2009	1,944	$11.83	n/a	n/a
February 2009	10,049	$12.93	n/a	n/a
March 2009	16,382	$10.49	n/a	n/a

Total	28,375

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date: May 8, 2009	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.