Form 10-Q
period 2009-06-30
DealerTrack Holdings, Inc.
filed 2009-08-07
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51653
DealerTrack Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2336218 (I.R.S. Employer Identification Number)

1111 Marcus Ave., Suite M04
Lake Success, NY	11042
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, 40,301,971 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$178,254	$155,456
Short-term investments	1,108	43,350
Accounts receivable, net of allowances of $2,968 and $1,848 at June 30, 2009 and December 31, 2008, respectively	19,729	18,462
Prepaid expenses and other current assets	13,932	9,624
Deferred tax assets	2,270	2,195
Restricted cash	28	142

Total current assets	215,321	229,229

Long-term investments	3,964	4,392
Property and equipment, net	14,350	13,448
Software and web site developments costs, net	16,560	12,705
Intangible assets, net	50,899	44,405
Goodwill	131,084	114,886
Restricted cash	250	250
Deferred taxes and other long-term assets	21,326	17,900

Total assets	$453,754	$437,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,934	$4,488
Accrued compensation and benefits	10,300	7,850
Accrued other	12,366	11,385
Deferred revenues	5,213	5,609
Due to acquirees	600	1,740
Capital leases payable	359	360

Total current liabilities	32,772	31,432

Capital leases payable — long-term	272	454
Due to acquirees — long-term	—	682
Deferred tax liabilities — long-term	5,016	2,477
Deferred revenue and other long-term liabilities	5,975	5,950

Total liabilities	44,035	40,995

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 43,333,994 shares issued and 40,296,894 shares outstanding at June 30, 2009; and 175,000,000 shares authorized; 42,841,737 shares issued and 39,833,616 shares outstanding at December 31, 2008	433	428
Treasury stock, at cost, 3,037,100 shares and 3,008,121 shares at June 30, 2009 and December 31, 2008, respectively	(50,395)	(50,061)
Additional paid-in capital	442,521	428,771
Deferred stock-based compensation (APB 25)	(41)	(446)
Accumulated other comprehensive income	381	(2,730)

Retained earnings	16,820	20,258

Total stockholders’ equity	409,719	396,220

Total liabilities and stockholders’ equity	$453,754	$437,215

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue
Net revenue	$57,870	$63,181	$113,570	$127,489

Operating costs and expenses
Cost of revenue (1)	28,852	27,879	57,973	56,491
Product development (1)	3,514	3,084	7,646	6,226
Selling, general and administrative (1)	25,280	28,010	57,598	57,742

Total operating costs and expenses	57,646	58,973	123,217	120,459

Income (loss) from operations	224	4,208	(9,647)	7,030
Interest income	341	1,145	743	2,708
Other income	2	—	52	—
Interest expense	(76)	(74)	(126)	(166)
Realized gain on securities	930	—	1,393	—

Income (loss) before benefit (provision) for income taxes	1,421	5,279	(7,585)	9,572
Benefit (provision) for income taxes, net	766	(2,213)	4,147	(4,168)

Net income (loss)	$2,187	$3,066	$(3,438)	$5,404

Basic net income (loss) per share applicable to common stockholders (2)	$0.05	$0.07	$(0.09)	$0.13
Diluted net income (loss) per share applicable to common stockholders (2)	$0.05	$0.07	$(0.09)	$0.12
Weighted average shares outstanding (2)	39,499,313	41,505,451	39,298,637	41,569,417
Weighted average shares outstanding assuming dilution (2)	40,458,174	42,609,342	39,298,637	42,704,862

(1)	Stock-based compensation expense recorded for the three and six months ended June 30, 2009 and 2008 was classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009 (3)	2008
Cost of revenue	$634	$599	$1,247	$1,213
Product development	199	181	408	358
Selling, general and administrative	2,573	2,754	9,157	5,424

(2)	Basic and diluted income per share amounts for the three and six months ended June 30, 2008 have been retroactively adjusted to conform with the provisions of FSP No. EITF 03-6-1. For further information about the adoption of the provisions of FSP No. EITF 03-6-1 refer to Note 5.

(3)	Included in stock-based compensation expense for the six months ended June 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business see Note 18.
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,438)	$5,404
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	17,888	20,208
Deferred tax benefit	(3,675)	(1,135)
Stock-based compensation expense	10,812	6,995
Provision for doubtful accounts and sales credits	4,749	3,572
(Gain) loss on sale of property and equipment	(167)	1
Amortization of bond premium	56	18
Amortization of deferred interest	70	103
Non cash deferred compensation	150	125
Amortization of bank financing costs	—	31
Stock-based compensation windfall tax benefit	(1,508)	(290)
Realized gain on securities	(1,393)	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(5,850)	(4,248)
Prepaid expenses and other current assets	(3,858)	(1,844)
Accounts payable and accrued expenses	4,761	(6,527)
Deferred revenue and other current liabilities	250	1,499
Other long-term liabilities	(55)	543
Deferred rent	79	360
Other long-term assets	(228)	(519)

Net cash provided by operating activities	18,643	24,296

Cash flows from investing activities
Capital expenditures	(3,239)	(2,991)
Other restricted cash	114	—
Purchase of investments	—	(144,084)
Sale of investments	44,569	264,912
Capitalized software and web site development costs	(6,327)	(4,410)
Proceeds from sale of property and equipment	78	2
Payment for acquisition of businesses and intangible assets, net of acquired cash	(34,621)	(2,358)

Net cash provided by investing activities	574	111,071

Cash flows from financing activities
Principal payments on capital lease obligations	(184)	(554)
Proceeds from the exercise of employee stock options	1,641	797
Proceeds from employee stock purchase plan	525	1,094
Purchase of treasury stock	(334)	(19,131)
Principal payments on notes payable	(423)	—
Stock-based compensation windfall tax benefit	1,508	290

Net cash provided by (used in) financing activities	2,733	(17,504)

Net increase in cash and cash equivalents	21,950	117,863
Effect of exchange rate changes on cash and cash equivalents	848	(389)
Cash, beginning of period	155,456	50,564

Cash, end of period	$178,254	$168,038

Supplemental disclosure
Cash paid for:
Income taxes	$3,087	$4,846
Interest	29	84
Non-cash investing and financing activities:
Asset sale through note receivable	500	—
Accrued capitalized hardware, software and fixed assets	1,413	505
Goodwill adjustment	(12)	—
Deferred compensation reversal to equity	150	125
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of June 30, 2009, consisted of approximately 18,000 dealers, over 750 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The December 31, 2008 balance sheet information has been derived from the audited 2008 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information, please refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on February 24, 2009 and amended on April 30, 2009.
3. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168). With the issuance of SFAS No. 168, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for our third quarter of 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. We are currently evaluating the impact that this statement will have on our consolidated financial statements. However, as SFAS No. 168 is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 modifies how a company determines when it is required to consolidate an entity and is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS no. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The provisions of this statement are effective for interim or annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.
4. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
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
Assets measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents (1)	$132,980	$—	$—	$132,980
Short-term investments (2)	1,108	—	—	1,108
Long-term investments (3)	—	—	3,964	3,964

Total	$134,088	$—	$3,964	$138,052

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	As of December 31, 2008, we had $2.3 million (net of impairment charge) of Level 2 auction rate securities (ARS) invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. These ARS were associated with failed auctions, for which the trust dissolved and distributed the underlying preferred security during the first quarter of 2009. The result of this distribution is a realizable event in which we recognized a loss in the statement of operations of $0.3 million on the decreased fair value from December 31, 2008 through the dissolution of the trust. Subsequent to the trust dissolution the fair value of the preferred securities are now based upon quoted market prices in active markets and were reclassed from a Level 2 asset to a Level 1 asset. For the three months ended June 30, 2009 we sold one preferred security for approximately $2.1 million and recorded a gain of $0.9 million in the statement of operations. As of June 30, 2009, the remaining preferred securities in our portfolio increased during the second quarter and a $0.3 million unrealized gain was recorded in other comprehensive income.

(3)	Level 3 long-term investments includes $1.6 million in auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity, if applicable. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also includes $2.4 million of tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months, as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

During the three months ended March 31, 2009 our investment in ARS invested in certain tax-advantaged preferred stock trusts as of December 31, 2008 dissolved and the trustee distributed the underlying preferred stock instruments. As a result of these conversions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from December 31, 2008. This resulted in a realized gain being recorded in the statement of operations of $0.7 million during the first quarter of 2009. As of June 30, 2009, the value of these preferred stock instruments had increased and as a result we recorded an unrealized gain of $0.3 million for the three months ended June 30, 2009 in other comprehensive income.
The change in the carrying amount of Level 3 investments for the six months ended June 30, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments	1,360
Realized gain on securities included in the statement of operations	716
Unrealized gain on securities recorded in other comprehensive income	338

Balance as of June 30, 2009	$3,964

5. Net Income (Loss) per Share
Effective January 1, 2009, we adopted FSP No. EITF 03-6-1. All prior-periods earnings per share data presented have been adjusted retroactively to conform with the provision of the FSP. The FSP addresses whether instruments granted in stock-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Our nonvested restricted common stock, which includes our long-term incentive equity awards, are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest and, therefore, have been included in the denominator of both the basic and diluted earnings per share calculations. FSP No. EITF 03-6-1 did not have a significant impact on our historical earnings per share calculations. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(2)		(2)
Numerator:
Net income (loss)	$2,187	$3,066	$(3,438)	$5,404
Net income allocated to participating securities under two-class method	(33)	(64)	—	(112)

Net income (loss) applicable to common stockholders	$2,154	$3,002	$(3,438)	$5,292

Denominator:
Weighted average common stock outstanding (basic)	39,499,313	41,505,451	39,298,637	41,569,417
Common equivalent shares from options to purchase common stock and restricted common stock units (1)	958,861	1,103,891	—	1,135,445

Weighted average common stock outstanding (diluted)	40,458,174	42,609,342	39,298,637	42,704,862

Basic net income (loss) per share	$0.05	$0.07	$(0.09)	$0.13

Diluted net income (loss) per share	$0.05	$0.07	$(0.09)	$0.12

(1)	Our restricted common stock units are not considered participating securities since they do not contain a non-forfeitable right to dividends and have, therefore, not been included in the denominator for basic earnings per share calculations.

(2)	EPS data presented was adjusted retroactively to conform with the provisions of FSP No. EITF 03-6-1. FSP No. EITF 03-6-1 did not have a significant impact on the per share calculations for the three and six months ended June 30, 2008.

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income (loss) per share calculation because the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(2)		(2)
Stock options	2,905,849	2,335,898	4,883,287	2,202,333
Restricted stock units	8,816	—	577,781	—

Total antidilutive awards	2,914,665	2,335,898	5,461,068	2,202,233

6. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$2,187	$3,066	$(3,438)	$5,404
Foreign currency translation adjustments	3,856	406	2,541	(1,633)
Unrealized gain (loss) on available for sale securities	809	(56)	570	(342)

Total comprehensive income (loss)	$6,852	$3,416	$(327)	$3,429

For the three and six months ended June 30, 2009 and 2008, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to an acquisition in Canada.
7. Stock-Based Compensation Expense
We have four types of stock-based compensation programs: stock options, restricted common stock, restricted stock units and an employee stock purchase plan (ESPP). For further information see Notes 2 and 13 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC February 24, 2009 and amended April 30, 2009.
The following summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$1,858	$2,083	$7,190	$4,013
Restricted common stock	1,080	1,378	2,684	2,789
Restricted stock units	468	—	878	—
ESPP	—	73	60	193

Total stock-based compensation expense	$3,406	$3,534	$10,812	$6,995

Stock-based compensation expense recognized for the three months ended June 30, 2009 was $3.4 million, of which $3.2 million was in accordance with SFAS 123(R) and $0.2 million was in accordance with APB 25. Stock-based compensation expense recognized for the three months ended June 30, 2008 was $3.5 million, of which $3.1 million was in accordance with SFAS 123(R) and $0.4 million in accordance with APB 25.

Stock-based compensation expense recognized for the six months ended June 30, 2009 was $10.8 million, of which $10.5 million was in accordance with FAS 123(R) and $0.3 million in accordance with APB 25. Included in the stock-based compensation expense for the six months ended June 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business see Note 18. Stock-based compensation expense recognized for the six months ended June 30, 2008 was $7.0 million, of which $6.2 million was in accordance with FAS 123(R) and $0.8 million in accordance with APB 25.
Included in the stock-based compensation expense for restricted common stock for the three and six months ended June 30, 2009 was approximately $0.3 million and $0.3 million, respectively, related to the long-term incentive equity awards after the reversal of expense related to cancellations. Included in the stock-based compensation expense for restricted common stock for the three and six months ended June 30, 2008 was $0.4 million and $0.7 million, respectively, related to the long-term incentive equity awards. Refer to Note 15 for further information regarding our long-term incentive equity awards.
8. Business Combinations
AAX Acquisition
On January 23, 2009, we acquired the AAX ® suite of inventory management solutions and other assets, including without limitation all of the capital stock of AAX (collectively, AAX), from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc. (seller), for a purchase price of $30.9 million, (net of a purchase price adjustment of $1.7 million, which is discussed below). We expensed approximately $0.5 million of professional fees associated with this acquisition during the six months ended June 30, 2009 which is classified in selling, general and administrative expenses.
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
The results of AAX were included in our consolidated statement of operations from the date of acquisition. AAX revenue since the date of acquisition was $8.4 million. We are unable to provide AAX earnings since acquisition since we do not have stand alone earnings reporting for AAX.

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
Purchase Price Adjustment
A condition of the purchase agreement provides that the seller and its affiliates will reimburse the Company for certain lost tax deductions due to the structuring of the transaction. The purchase price adjustment is not finalized, however, approximately $1.7 million has been recorded as a receivable in purchase accounting which reflects our best estimate of the lost tax deduction.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and		(in thousands, except share and
	per share amounts)		per share amounts)
	(Unaudited)		(Unaudited)

Net revenue	$57,870	$69,679	$115,153	$140,398
Net income (loss)	$2,187	$1,870	$(3,664)	$2,613
Basic net income (loss) per share applicable to common stockholders	$0.05	$0.04	$(0.09)	$0.06
Diluted net income (loss) per share applicable to common stockholders	$0.05	$0.04	$(0.09)	$0.06
Curomax Acquisition
On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, made as of January 16, 2007, for an adjusted cash purchase price of approximately $40.7 million (including estimated direct acquisition and restructuring costs of approximately $1.6 million). Under the terms of the shares purchase agreement, we had future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability of approximately $1.8 million. The additional consideration of $1.8 million was paid in the first quarter of 2009 and was recorded as goodwill.
9. Stock Repurchase Program
On March 18, 2008, our board of directors approved a stock repurchase program under which we were authorized to spend up to $75.0 million to repurchase shares of our common stock. The stock repurchase program expired on March 31, 2009. From inception of the program through its expiration, we repurchased approximately 3.0 million shares of common stock for an aggregate price of approximately $49.8 million. There were no repurchases during 2009.

10. Property and Equipment
Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2009	2008
Computer equipment	3-5	$21,531	$20,431
Office equipment	5	3,209	2,896
Furniture and fixtures	5	3,241	3,068
Leasehold improvements	5-11	3,051	1,233

Total property and equipment, gross		31,032	27,628
Less: Accumulated depreciation and amortization		(16,682)	(14,180)

Total property and equipment, net		$14,350	$13,448

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2009 and 2008 was $1.8 million and $1.4 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 was $3.5 million and $2.8 million, respectively. Depreciation and amortization are calculated on a straight line basis over the estimated useful life of the asset.
11. Intangible Assets
Intangible assets principally are comprised of customer contracts, database, trade names, technology, and non-competition agreements. The amortization expense relating to intangible assets is recorded as a cost of revenue. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$39,869	$(20,410)	$33,673	$(17,289)	2-7
Database	13,825	(9,881)	13,333	(8,818)	3-6
Trade names	12,510	(6,239)	10,500	(5,469)	5-10
Technology	27,170	(8,520)	22,684	(7,209)	1-5
Non-compete agreement	7,805	(5,230)	10,697	(7,697)	2-5

Total	$101,179	$(50,280)	$90,887	$(46,482)

Amortization expense related to intangibles for the three months ended June 30, 2009 and 2008 was $5.1 million and $6.5 million, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $10.4 million and $14.1 million, respectively. Amortization expense that will be charged to income for the remaining period of 2009, based on the June 30, 2009 book value, is approximately $10.0 million.
Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the June 30, 2009 book value, to be $18.8 million in 2010, $10.3 million in 2011, $5.5 million in 2012, $3.4 million in 2013, $2.0 million in 2014 and thereafter $0.9 million.
12. Goodwill
The change in carrying amount of goodwill for the six months ended June 30, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$114,886
Acquisition of AAX (see Note 8)	15,283
Impact of change in Canadian dollar exchange rate	1,127
Exit from SCS business (See Note 19)	(200)
Other	(12)

Balance as of June 30, 2009	$131,084

The adoption of SFAS No. 141R on January 1, 2009 did not impact our reporting unit conclusion discussed in Note 2 to our Annual Report on the 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009 and amended on April 30, 2009.
13. Other Accrued Liabilities
Following is a summary of the components of other accrued liabilities (in thousands):

	June 30,	December 31,
	2009	2008
Revenue share	$2,006	$1,700
Customer deposits	2,645	2,749
Sales taxes	1,475	1,511
Severance	1,475	34
Software licenses	752	1,341
Professional fees	1,559	1,158
Accrued Curomax contingent consideration (Note 8)	—	1,837
Other	2,454	1,055

Total other accrued liabilities	$12,366	$11,385

14. Income Taxes
We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. One subsidiary also files income tax returns in Canada. The Internal Revenue Service (IRS) has concluded a review of our consolidated federal income tax return for the periods ended December 31, 2006 and December 31, 2007 with no income tax adjustments. The IRS completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended March 31, 2006 (pre-acquisition) period. The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2005.
The total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities as of June 30, 2009 and December 31, 2008, was $0.9 million and $0.5 million, respectively.
Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of June 30, 2009 and December 31, 2008, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $66,000 and $38,000, respectively.
15. Long-Term Incentive Equity Awards
During 2006 and 2007, the compensation committee of the board of directors granted long-term performance equity awards (under the 2005 Incentive Award Plan) consisting of 460,000 shares of restricted common stock (net of cancellations) to certain executive officers and other employees. Each individual’s award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control, if any. During the six months ended June 30, 2009, 91,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated, due to the departure of certain executive officers in connection with the realignment of our workforce and business as discussed in Note 18. For the six months ended June 30, 2009, we reversed approximately $0.4 million of stock-based compensation expense related to the cancelled shares and recorded stock-based compensation expense of approximately $0.2 million related to the accelerated shares.
We valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. The EBITDA target for 2007 was achieved. As of June 30, 2009, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the targets on a quarterly basis. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied. In connection with the realignment of our workforce on January 5, 2009 we reversed approximately $0.3 million and $0.1 million in stock-based compensation expense related to the Market Value Award and EBITDA Performance Award, respectively.

The expense recorded related to the EBITDA Performance Award and the Market Value Award for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EBITDA Performance Award	$118	$167	$238	$334
Market Value Award	149	187	43	374

Total	$267	$354	$281	$708

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
We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterates the Ministry’s position that the transactions are subject to Ontario retail sales tax. The parties are completing the discovery process and we expect this matter will be heard by the Superior Court in late 2009 or early 2010. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these financing source revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.
In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $4.9 million (CAD) to $5.4 million (CAD), including penalties and interest.
Commitments
Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.2 million as of June 30, 2009, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $1.9 million as of June 30, 2009, if there is a change in control.

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

On July 8, 2009, the court held Claims 1-4 of DealerTrack’s patent 7,181,427 was invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. A stipulation is expected to be entered into dismissing all remaining claims in the case so as to clear the way for an appeal.
We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
17. Segment Information
The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and six months ended June 30, 2009 is approximately 12% and 10%, of our total revenue, respectively. Revenue earned outside of the United States for the three and six months ended June 30, 2008 was approximately 11% and 12% of our total revenue, respectively.
Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Transaction services revenue	$24,645	$36,321	$48,686	$74,488
Subscription services revenue	29,028	22,877	56,971	45,263
Other	4,197	3,983	7,913	7,738

Total net revenue	$57,870	$63,181	$113,570	$127,489

18. Realignment of Workforce and Business
On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this, we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we expensed total restructuring costs during the six months ended June 30, 2009 of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense. The expenses associated with these charges are reflected in operating costs and expenses in our consolidated statement of operations.
The table below sets forth the significant cash components and activity under the restructuring program for the three months ended June 30, 2009 (in thousands):

	Balance as of			Balance as of
	January 1, 2009	Charges	Cash Payments	June 30, 2009
Severance	$—	$2,689	$1,389	$1,300
Other benefits	—	149	149	—

Total	$—	$2,838	$1,538	$1,300

As of June 30, 2009, the remaining liability of $1.3 million represents the severance payments for three executives that were terminated. Pursuant to the severance agreements for these executives, the remaining liability is expected to be paid on the six month anniversary of their termination dates which will be during the third quarter of 2009.
19. Exit from SCS Business
On February 14, 2009, DealerTrack exited its SCS business in a transaction with a former senior executive of the company who left the organization in January 2009 as part of the realignment of our workforce. The SCS business, which accounted for approximately $1.9 million of revenue in 2008, is an administration system used by aftermarket providers as their back-end origination solution. The SCS entity was funded through owner contributions and through ongoing operations. DealerTrack recorded a gain of approximately $0.2 million upon sale which is classified as a contra expense in selling, general and administrative expenses for the six months ended June 30, 2009.
If the purchaser of the business goes through a change of control prior to February 14, 2014, we can earn up to $2.0 million in contingent purchase price from this transaction. If the purchaser does not undergo a change of control by February 14, 2014, the purchaser will pay DealerTrack a one time payment of $0.5 million. These contingent payments accrue interest at an annual compound interest rate of 12 month LIBOR plus 3%. As of June 30, 2009, DealerTrack’s maximum exposure is approximately $0.4 million. As of June 30, 2009, we have recorded a long-term receivable of approximately $0.4 million, which represents the present value of the expected future contingent payments.

The newly formed company is a variable interest entity (VIE), as defined in FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R), which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements. In accordance with FIN 46R, the primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both. We have determined that we are not the primary beneficiary of the newly formed entity described above and, therefore, have not included the assets and liabilities or results of operations in our consolidated financial statements. The significant assumptions and judgments used in determining whether we are the primary beneficiary included the fair value of the note receivable from the SCS entity and the fair value of the SCS entity. Unfavorable changes to the fair values could result in consolidation of the SCS entity. We will assess the need for consolidation on a quarterly basis.
20. 401(k) Plan
Our 401(k) plan covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Effective April 1, 2009, we discontinued new matching contributions to the plan, but may elect to make a contribution at year end.
21. Employee Stock Purchase Plan
Effective April 1, 2009, we reduced the discount under the ESPP plan from 15% to 5% of the fair market value of the shares on the last day of the offering period.
22. Third Amended and Restated 2005 Incentive Award Plan
On June 17, 2009, our stockholders approved a proposal to amend our Second Amended and Restated Incentive Award Plan (2005 Plan) to, among other things, increase the aggregate number of shares authorized for issuance under the 2005 Plan by 4,855,847 shares. After giving effect to these additional shares there is an aggregate of 14,105,847 shares of common stock that have been reserved for issuance pursuant to the 2005 Plan. As of June 30, 2009, 5,231,227 shares were available for future issuance.
Our stockholders also approved a proposal to amend our 2005 Plan to allow for a one-time stock option exchange program. Exchange ratios will be designed to make the grant of the new options accounting expense neutral. On August 7, 2009, the Company commenced a tender offer to its employees (excluding executive officers and members of the board of directors) to exchange outstanding options to purchase shares of the Company’s common stock granted prior to August 7, 2008, that have an exercise price per share greater than $22.82 for a lesser number of new options to purchase shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date of grant, subject to certain conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and amended on April 30, 2009. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
DealerTrack is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. Utilizing the Internet, we have built a network connecting automotive dealers with banks, finance companies, credit unions and other financing sources, and other service and information providers, such as aftermarket providers and the major credit reporting agencies. We have established a network of active relationships in the United States, which as of June 30, 2009 consisted of approximately 18,000 automotive dealers, and over 750 financing sources and many other service and information providers to the automotive retail industry. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our credit application processing product enables dealers to automate and accelerate the indirect automotive financing process by increasing the speed of communications between these dealers and their financing sources. We have leveraged our leading market position in credit application processing to address other inefficiencies in the automotive retail industry value chain. We believe our proven network provides a competitive advantage for distribution of our software and data solutions. Our dealership management system (DMS) and integrated subscription-based software solutions enable our dealer customers to manage their dealership and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, document compliance with certain laws and execute financing contracts electronically. We have also created efficiencies for financing source customers by providing a comprehensive digital and electronic contracting solution. In addition, we offer data and other products and services to various industry participants, including lease residual value and automobile configuration data.

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
The following is a table consisting of EBITDA and certain other business statistics that management uses to monitor our business (amounts in thousands, include EBITDA, capital expenditure data and transactions processed):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EBITDA and Other Business Statistics:
EBITDA (1)	$10,315	$13,894	$9,686	$27,238
Capital expenditures, software and web site development costs	$5,819	$5,027	$11,053	$7,941
Active dealers in our network as of end of the period (2)	18,047	21,735	18,047	21,735
Active financing sources in our network as of end of period (3)	755	659	755	659
Active lender to dealer relationships (4)	123,885	195,886	123,885	195,886
Subscribing dealers in our network as of end of the period (5)	14,115	13,957	14,115	13,957
Transactions processed (6)	13,157	22,251	27,484	46,140
Average transaction price (7)	$1.87	$1.63	$1.78	$1.62
Average monthly subscription revenue per subscribing dealership (8)	$686	$546	$673	$541

(1)	EBITDA represents net income (loss) before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
GAAP net income (loss)	$2,187	$3,066	$(3,438)	$5,404
Interest income	(341)	(1,145)	(743)	(2,708)
Interest expense	76	74	126	166
(Benefit) provision for income taxes	(766)	2,213	(4,147)	4,168
Depreciation of property and equipment and amortization of capitalized software and website costs	4,023	3,185	7,466	6,081
Amortization of acquired identifiable intangibles	5,136	6,501	10,422	14,127

EBITDA (Non-GAAP)	$10,315	$13,894	$9,686	$27,238

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network, including financing sources visible to dealers through drop down menus. This counting methodology reflects revisions made in July 2008 to more accurately reflect the number of financing sources available on the network.

(4)	Lender to dealer relationships are made up of two components, the number of financing sources on the DealerTrack network and the number of active dealers submitting applications. Lender to dealer relationships are counted by pair. For example, one lender’s relationship with 50 dealerships is counted as fifty relationships; the next lender’s relationship with the same 50 dealership would bring our relationship count to 100. The number of lender to dealer relationships is impacted by both the loss of lenders or dealers. For example, if a lender goes out of business, exits indirect auto financing or reduces the number of dealers it does business with, our relationship count is negatively impacted by each of the dealers that are no longer doing business with that lender. If a dealer goes out of business our relationship count is also negatively impacted.

(5)	Represents the number of dealerships with a current subscription in the DealerTrack or DealerTrack Canada network at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period.

(8)	Represents net subscription revenue divided by subscribing dealers at the end of a given period in the DealerTrack and DealerTrack Canada networks.
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
Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion and training of our DMS solution suite, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.
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
We allocated the restructuring costs related to our January 5, 2009 realignment of our workforce and business to the appropriate cost of revenue and operating expense categories based on each of the terminated employees respective functions. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
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
Assets measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents (1)	$132,980	$—	$—	$132,980
Short-term investments (2)	1,108	—	—	1,108
Long-term investments (3)	—	—	3,964	3,964

Total	$134,088	$—	$3,964	$138,052

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	As of December 31, 2008, we had $2.3 million (net of impairment charge) of Level 2 auction rate securities (ARS) invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. These ARS were associated with failed auctions, for which the trust dissolved and distributed the underlying preferred security during the first quarter of 2009. The result of this distribution is a realizable event in which we recognized a loss in the statement of operations of $0.3 million on the decreased fair value from December 31, 2008 through the dissolution of the trust. Subsequent to the trust dissolution the fair value of the preferred securities are now based upon quoted market prices in active markets and were reclassed from a Level 2 asset to a Level 1 asset. For the three months ended June 30, 2009 we sold one preferred security for approximately $2.1 million and recorded a gain of $0.9 million in the statement of operations. As of June 30, 2009, the remaining preferred securities in our portfolio increased during the second quarter and a $0.3 million unrealized gain was recorded in other comprehensive income.

(3)	Level 3 long-term investments includes $1.6 million in auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity, if applicable. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also includes $2.4 million of tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months, as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

During the three months ended March 31, 2009 our investment in ARS invested in certain tax-advantaged preferred stock trusts as of December 31, 2008 dissolved and the trustee distributed the underlying preferred stock instruments. As a result of these conversions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from December 31, 2008. This resulted in a realized gain being recorded in the statement of operations of $0.7 million during the first quarter of 2009. As of June 30, 2009, the value of these preferred stock instruments had increased and as a result we recorded an unrealized gain of $0.3 million for the three months ended June 30, 2009 in other comprehensive income.
The change in the carrying amount of Level 3 investments for the six months ended June 30, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments	1,360
Realized gain on securities included in the statement of operations	716
Unrealized gain on securities recorded in other comprehensive income	338

Balance as of June 30, 2009	$3,964

Realignment of Workforce and Business
On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this, we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we expensed total restructuring costs during the six months ended June 30, 2009 of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense. The expenses associated with these charges are reflected in operating costs and expenses in our consolidated statement of operations.
The table below sets forth the significant cash components and activity under the restructuring program for the three months ended June 30, 2009 (in thousands):

	Balance as of			Balance as of
	January 1, 2009	Charges	Cash Payments	June 30, 2009
Severance	$—	$2,689	$1,389	$1,300
Other benefits	—	149	149	—

Total	$—	$2,838	$1,538	$1,300

As of June 30, 2009, the remaining liability of $1.3 million represents the severance payments for three executives that were terminated. Pursuant to the severance agreements for these executives, the remaining liability is expected to be paid on the six month anniversary of their termination dates which will be during the third quarter of 2009.

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
Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the three and six months ended June 30, 2009, except as noted below, to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009 and amended on April 30, 2009.
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
Results of Operations
The following table sets forth, for the periods indicated, the selected consolidated statements of operations:

	Three Months June 30,				Six Months June 30,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
	$ Amount	Revenue	$ Amount	Revenue	$ Amount	Revenue	$ Amount	Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$57,870	100.0%	$63,181	100.0%	$113,570	100.0%	$127,489	100.0%

Operating costs and expenses:
Cost of revenue	28,852	49.9	27,879	44.1	57,973	51.0	56,491	44.3
Product development	3,514	6.1	3,084	4.9	7,646	6.7	6,226	4.9
Selling, general and administrative	25,280	43.6	28,010	44.3	57,598	50.8	57,742	45.3

Total operating costs and expenses	57,646	99.6	58,973	93.3	123,217	108.5	120,459	94.5

Income (loss) from operations	224	0.4	4,208	6.7	(9,647)	(8.5)	7,030	5.5
Interest income	341	0.6	1,145	1.8	743	0.7	2,708	2.1
Other income, net	2	—	—	—	52	—	—	—
Interest expense	(76)	(0.1)	(74)	(0.1)	(126)	(0.1)	(166)	(0.1)
Realized gain on securities	930	1.6	—	—	1,393	1.2	—	—

Income (loss) before benefit (provision) for income taxes	1,421	2.5	5,279	8.4	(7,585)	(6.7)	9,572	7.5
Benefit (provision) for income taxes, net	766	1.3	(2,213)	(3.5)	4,147	3.7	(4,168)	(3.3)

Net income (loss)	$2,187	3.8%	$3,066	4.9%	$(3,438)	(3.0)%	$5,404	4.2%

Three Months Ended June 30, 2009 and 2008
Revenue

	Three Months Ended June 30,
	2009	2008
Transaction services revenue	$24,645	$36,321
Subscription services revenue	29,028	22,877
Other	4,197	3,983

Total net revenue	$57,870	$63,181

Total net revenue decreased $5.3 million, or 8%, to $57.9 million for the three months ended June 30, 2009 from $63.2 million for the three months ended June 30, 2008.
Transaction Services Revenue. Transaction services revenue decreased $11.7 million, or 32%, to $24.6 million for the three months ended June 30, 2009 from $36.3 million for the three months ended June 30, 2008. The decrease was primarily due to the decline in the volume of transactions processed through the DealerTrack network to 13.2 million for the three months ended June 30, 2009 from 22.3 million for the three months ended June 30, 2008, which was impacted by the 37% decrease in our number of lender to dealer relationships to 123,885 as of June 30, 2009 from 195,886 as of June 30, 2008. The 41% decrease in transaction volume resulted in a $17.0 million reduction in revenue for the three months ended June 30, 2009. The ongoing tightening of the credit market, dealership closings, lenders continuing to exit the auto financing market and lenders limiting the number of dealers they lend through caused a significant decline in the number of lending relationships between the various financing sources and automobile dealers available through our network, which together with the continual decline in vehicle sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $17.0 million related to the decrease in transaction volume was offset by a $5.3 million increase in the average transaction price to $1.87 for the three months ended June 30, 2009 from $1.63 for the three months ended June 30, 2008. The contributing factor to the increase in average transaction price was the 15% increase in financing source customers active in our network to 755 as of June 30, 2009 from 659 as of June 30, 2008. The additional 96 financing source customers added are generally lower transaction volume customers with higher price per application tiers.
Subscription Services Revenue. Subscription services revenue increased $6.1 million, or 27%, to $29.0 million for the three months ended June 30, 2009 from $22.9 million for the three months ended June 30, 2008. Subscription services revenue growth was the result of a 26% increase in the average monthly spend per subscribing dealer to $686 for the three months ended June 30, 2009 from $546 for the three months ended June 30, 2008. The increase in average monthly spend per subscribing dealer was positively impacted by the acquisition of AAX, the success of our DMS solutions, our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate. These factors contributed $6.1 million to the increase in revenue, which includes $4.5 million related to acquisitions.
Cost of Revenue and Operating Expenses

	Three Months Ended June 30,
	2009	2008
Cost of revenue	$28,852	$27,879
Product development	3,514	3,084
Selling, general and administrative	25,280	28,010

Total cost of revenue and operating expenses	$57,646	$58,973

Cost of Revenue. Cost of revenue increased $1.0 million, or 3%, to $28.9 million for the three months ended June 30, 2009 from $27.9 million for the three months ended June 30, 2008. The $1.0 million increase was primarily the result of increased compensation and related benefit costs of $0.9 million due to increased bonus and other discretionary compensation, coupled with increased technology expense of $0.6 million which includes hosting expenses, technology support, and other consulting expenses, $0.6 million in software amortization and depreciation charges, $0.3 million in cost of revenue for third party costs related to our Compliance solution, and $0.5 million in cost of revenue for third party data and other costs related to our Sales and Inventory Management solutions, offset by a decrease in amortization of intangible assets of approximately $1.5 million resulting from fully amortized acquired intangibles and a decrease in revenue share of $0.4 million as a result of decreased revenue.

Product Development Expenses. Product development expenses increased $0.4 million, or 14%, to $3.5 million for the three months ended June 30, 2009 from $3.1 million for the three months ended June 30, 2008. The $0.4 million increase was primarily a result of increased compensation and related benefit costs of $0.3 million due to increased bonus and other discretionary compensation and increased depreciation expense of $0.1 million.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million, or 10%, to $25.3 million for the three months ended June 30, 2009 from $28.0 million for three months ended June 30, 2008. The $2.7 million decrease in selling, general and administrative expenses was primarily the result of decreased professional fees of $2.8 million related primarily to litigation, a decrease in marketing expenses of $0.2 million and travel and related expenses of $0.2 million, both due to continued cost containment efforts, a decrease in public company costs of $0.3 million related primarily to decreased printing related costs, recruiting fees paid in 2008 to search for a new member for the board of directors, and a decrease in public company compliance costs as a result of hiring internal resources rather than using consultants, offset by an increase in depreciation charges of $0.2 million and an increase in selling expenses of $0.2 million.
Interest Income

	Three Months Ended June 30,
	2009	2008
Interest income	$341	$1,145
Interest income decreased $0.8 million to $0.3 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. The $0.8 million decrease is primarily related to the decrease in our cash, cash equivalents and short-term investments, which is attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million during the year ended December 31, 2008, and the acquisition of AAX on January 23, 2009 for approximately $30.9 million, and the decrease in our weighted average interest rate to approximately 0.2% for the three months ended June 30, 2009 from approximately 0.6% for the three months ended June 30, 2008.
Benefit (Provision) for Income Taxes

	Three Months Ended June 30,
	2009	2008
Benefit (provision) for income taxes, net	$766	$(2,213)
The benefit for income taxes for the three months ended June 30, 2009 of $0.8 million consisted primarily of $1.0 million of federal income tax benefit and $1.1 million of state income tax benefit, offset by $1.3 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the three months ended June 30, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states. This has a 75% impact on the effective tax rate for the three months ended June 30, 2009. The provision for income taxes for the three months ended June 30, 2008 of $2.2 million consisted primarily of $0.6 million of federal tax expense, $0.3 million of state and local income taxes, and $1.3 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the three months ended June 30, 2009 and 2008 is $0.2 million and $0.4 million, respectively, for a permanent item relating to intangible amortization. These amounts have an 18% and 7% impact on the effective tax rate for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate for the three months ended June 30, 2009 is 54% compared with 42% for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 and 2008
Revenue

	Six Months Ended June 30,
	2009	2008
Transaction services revenue	$48,686	$74,488
Subscription services revenue	56,971	45,263
Other	7,913	7,738

Total net revenue	$113,570	$127,489

Total net revenue decreased $13.9 million, or 11%, to $113.6 million for the six months ended June 30, 2009 from $127.5 million for the six months ended June 30, 2008.
Transaction Services Revenue. Transaction services revenue decreased $25.8 million, or 35%, to $48.7 million for the six months ended June 30, 2009 from $74.5 million for the six months ended June 30, 2008. The decrease was primarily due to the decline in the volume of transactions processed through the DealerTrack network to 27.5 million for the six months ended June 30, 2009 from 46.1 million for the six months ended June 30, 2008, which was impacted by the 37% decrease in our number of lender to dealer relationships to 123,885 as of June 30, 2009 from 195,886 as of June 30, 2008. The 40% decrease in transaction volume resulted in a $33.2 million reduction in revenue for the six months ended June 30, 2009. The ongoing tightening of the credit market, dealership closings, lenders continuing to exit the auto financing market and lenders limiting the number of dealers they lend through caused a significant decline in the number of lending relationships between the various financing sources and automobile dealers available through our network, which together with the continual decline in vehicle sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $33.2 million related to the decrease in transaction volume was offset by a $7.4 million increase in the average transaction price to $1.78 for the six months ended June 30, 2009 from $1.62 for the six months ended June 30, 2008. The contributing factor to the increase in average transaction price was the 15% increase in financing source customers active in our network to 755 as of June 30, 2009 from 659 as of June 30, 2008. The additional 96 financing source customers added are generally lower transaction volume customers with higher price per application tiers.
Subscription Services Revenue. Subscription services revenue increased $11.7 million, or 26%, to $57.0 million for the six months ended June 30, 2009 from $45.3 million for the six months ended June 30, 2008. Subscription services revenue growth was the result of a 24% increase in the average monthly spend per subscribing dealer to $673 for the six months ended June 30, 2009 from $541 for the six months ended June 30, 2008. The increase in average monthly spend per subscribing dealer was positively impacted by the acquisition of AAX, the success of our DMS solutions, our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate. These factors contributed $11.7 million to the increase in revenue, which includes $8.0 million related to acquisitions.
Cost of Revenue and Operating Expenses

	Six Months Ended June 30,
	2009	2008
Cost of revenue	$57,973	$56,491
Product development	7,646	6,226
Selling, general and administrative	57,598	57,742

Total cost of revenue and operating expenses	$123,217	$120,459

Cost of Revenue. Cost of revenue increased $1.5 million, or 3%, to $58.0 million for the six months ended June 30, 2009 from $56.5 million for the six months ended June 30, 2008. The $1.5 million increase was primarily the result of increased compensation and related benefit costs of $2.6 million due to increased bonus and other discretionary compensation and the additional $0.4 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, coupled with increased technology expense of $1.5 million which includes hosting expenses, technology support, and other consulting expenses, $0.9 million in software amortization and depreciation charges, $0.6 million in cost of revenue for third party costs related to our Compliance solution, and $0.9 million in cost of revenue for third party data and other costs related to our Sales and Inventory Management solutions, offset by a decrease in amortization of intangible assets of approximately $3.8 million resulting from fully amortized acquired intangibles, a decrease in revenue share of $0.6 million, a decrease in cost of revenue from our digital contract business of $0.4 million due to a decrease in revenue, and a decrease of $0.2 million in marketing expenses due to continued cost containment efforts.
Product Development Expenses. Product development expenses increased $1.4 million, or 23%, to $7.6 million for the six months ended June 30, 2009 from $6.2 million for the six months ended June 30, 2008. The $1.4 million increase was primarily a result of increased compensation and related benefit costs of $1.2 million due primarily to increased bonus and other discretionary compensation and the additional $0.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, and increased depreciation expense of $0.1 million.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 0.2%, to $57.6 million for the six months ended June 30, 2009 from $57.7 million for six months ended June 30, 2008. The $0.1 million decrease in selling, general and administrative expenses was primarily the result of a decrease in professional fees of $6.2 million related primarily to litigation, $0.4 million in public company costs related primarily to decreased printing related costs, recruiting fees paid in 2008 to search for a new member for the board of directors, and a decrease in public company compliance costs as a result of hiring internal resources rather than using consultants, and a decrease in marketing expenses of $0.7 million and travel and related expenses of $0.4 million, both due to continued cost containment efforts, offset by increased compensation and related benefit costs of approximately $2.9 million due primarily to increased bonus and other discretionary compensation and the additional $2.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, $3.7 million in increased stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, and $0.6 million in increased selling expenses.

Interest Income

	Six Months Ended June 30,
	2009	2008
Interest income	$743	$2,708
Interest income decreased $2.0 million to $0.7 million for the six months ended June 30, 2009 from $2.7 million for the six months ended June 30, 2008. The $2.0 million decrease is primarily related to the decrease in our cash, cash equivalents and short-term investments, which is attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million during the year ended December 31, 2008, and the acquisition of AAX on January 23, 2009 for approximately $30.9 million, and the decrease in our weighted average interest rate to approximately 0.5% for the six months ended June 30, 2009 from approximately 1.3% for the six months ended June 30, 2008.
Benefit (Provision) for Income Taxes

	Six Months Ended June 30,
	2009	2008
Benefit (provision) for income taxes, net	$4,147	$(4,168)
The benefit for income taxes for the six months ended June 30, 2009 of $4.1 million consisted primarily of $4.6 million of federal income tax benefit and $1.2 million of state income tax benefit, offset by $1.7 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the six months ended June 30, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states. This has a 14% impact on the effective tax rate for the six months ended June 30, 2009. The provision for income taxes for the six months ended June 30, 2008 of $4.2 million consisted primarily of $1.6 million of federal tax expense, $0.5 million of state and local income taxes, and $2.1 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the six months ended June 30, 2009 and 2008 is $0.3 million and $0.7 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 4% and 7% impact on the effective tax rate for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate for the six months ended June 30, 2009 is 55% compared with 44% for the six months ended June 30, 2008.
Liquidity and Capital Resources
Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, and capitalized software and web site development costs, for the six months ended June 30, 2009 were $11.1 million, of which $9.6 million was paid in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, but future acquisitions or other strategic initiatives may require us to incur or seek additional financing.
As of June 30, 2009, we had $178.3 million of cash and cash equivalents, $1.1 million in short-term investments, $4.0 million in non-current investments and $182.5 million in working capital, as compared to $155.5 million of cash and cash equivalents, $43.3 million in short-term investments, $4.4 million in non-current investments and $197.8 million in working capital as of December 31, 2008. The decrease in working capital from December 31, 2008 to June 30, 2009 is primarily due to the acquisition of AAX as discussed below, offset by cash flows from operations.
On January 23, 2009, we acquired the AAX suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million in cash, net of a $1.7 million purchase price adjustment. We expensed approximately $0.5 million of professional fees associated with the acquisition during the six months ended June 30, 2009. Please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Under the terms of the merger agreement with AutoStyleMart, Inc., we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of June 30, 2009, none of these operational targets have been achieved.
Under the terms of the merger agreement with Curomax Corporation, we had future contingent payment obligations of up to $1.8 million in cash based upon the achievement of certain operational targets. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability of approximately $1.8 million. The additional consideration of $1.8 million was paid in the first quarter of 2009 and was recorded as goodwill.

In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There is additional contingent consideration of $11.3 million that may be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. During the six months ended June 30, 2009 we paid $1.1 million of additional consideration. The remaining potential contingent consideration as of June 30, 2009 is $9.4 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.
The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$18,643	$24,296
Net cash provided by investing activities	$574	$111,071
Net cash provided by (used in) financing activities	$2,733	$(17,504)
Operating Activities
Net cash provided by operating activities of $18.6 million for the six months ended June 30, 2009 was primarily attributable to net loss of $3.4 million, which includes depreciation and amortization of $17.9 million, stock-based compensation expense of $10.8 million, an increase to the provision for doubtful accounts and sales credits of $4.7 million, an increase to deferred revenue and other current liabilities of $0.3 million, an increase in accounts payable and accrued expenses of $4.8 million, partially offset by a deferred tax benefit of $3.7 million, a gain of $1.4 million realized on the sale or conversion of securities, a stock-based compensation windfall tax benefit of $1.5 million, an increase in prepaid expenses and other current assets of $3.9 million, and an increase in accounts receivable of $5.9 million due to an increase in subscription revenues and the acquisition of AAX. Net cash provided by operating activities of $24.3 million for the six months ended June 30, 2008 was primarily attributable to net income of $5.4 million, which includes depreciation and amortization of $20.2 million, amortization of stock-based compensation of $7.0 million, an increase to the provision for doubtful accounts and sales credits of $3.6 million, and an increase to deferred revenue and other current liabilities of $1.5 million, partially offset by a decrease in accounts payable and accrued expenses of $6.5 million, a deferred tax benefit of $1.1 million, a stock-based compensation windfall tax benefit of $0.3 million, an increase in prepaid expenses and other current assets of $1.8 million, and an increase in accounts receivable of $4.2 million due to an overall increase in revenue.
Investing Activities
Net cash provided by investing activities of $0.6 million for the six months ended June 30, 2009 was primarily attributable to the net sale of short-term investments of $44.6 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of the ALG additional purchase consideration of $1.9 million, capital expenditures of $3.2 million, capitalized software and web site development costs of $6.3 million. Net cash provided by investing activities of $111.1 million for the six months ended June 30, 2008 was primarily attributable to the net sale of investments of $120.8 million offset by capital expenditures of $3.0 million, an increase in capitalized software and web site development costs of $4.4 million, and the payment for net assets acquired of $2.4 million.
Financing Activities
Net cash provided by financing activities of $2.7 million for the six months ended June 30, 2009 was primarily attributable to net proceeds received from employee stock purchases under our employee stock purchase plan of $0.5 million, the exercise of employee stock options of $1.6 million and stock-based compensation windfall tax benefit of $1.5 million, partially offset by payment for shares surrendered for taxes of $0.3 million related to restricted stock vesting, and principal payments on notes payable of $0.4 million. Net cash used in financing activities of $17.5 million for the six months ended June 30, 2008 was primarily attributable to the repurchase of 1.0 million shares of common stock for an aggregate price of approximately $19.1 million, offset by the net proceeds received from employee stock purchases under our employee stock purchase plan of $1.1 million and the exercise of employee stock options of $0.8 million.
Contractual Obligations
As of June 30, 2009, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and amended on April 30, 2009, except as set forth below.
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

Industry Trends
The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The tightening of the credit markets has caused a significant decline in the number of lending relationships between the various financing sources and dealers available through our network. Both Chrysler and General Motors have filed and emerged from bankruptcy, with a significant impact on their franchised dealers. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 have been the worst years for selling vehicles since 1982 and, as a result, the number of automobile dealers has declined in 2008 and 2009. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating financing source customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could impair the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions persist for a period of time.
Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and is projected to further decline in 2009. General Motors (GM), which filed for bankruptcy on June 1, 2009, has stated that they notified approximately 1,124 dealers prior to their bankruptcy filing that one or more of their franchise licenses would be terminated by the end of 2010, and there are industry reports that approximately an additional 450 dealers may be terminated. Chrysler, which filed for bankruptcy on May 1, 2009, rejected 789 of its dealerships’ franchise agreements on June 9, 2009. We cannot predict if the reduction of GM’s and Chrysler franchises will be limited to the dealers that have received notice to date. In addition, while Chrysler closures were made public, GM has yet to publicly release the specific dealers impacted. Therefore, we cannot predict the timing and impact these dealership reductions will have on our subscription products. As of June 30, 2009, approximately 1,900 Chrysler dealers and 3,500 GM dealers had subscriptions for one or more of our products. The elimination by GM and Chrysler of dealers with subscription products has lead to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.
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
Interest Rate Exposure
As of June 30, 2009, we had cash, cash equivalents, short-term investments and long-term investments of $183.3 million invested in money market instruments, municipal notes, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al.,CV-07-215 action, described above, were consolidated by the court. A hearing on claims construction, referred to as a “Markman” hearing, was held on September 25, 2007. Fact and expert discovery and motions for summary judgment have substantially been completed.
On July 21, 2008 and September 30, 2008, the court issued summary judgment orders disposing of certain issues and preserving other issues for trial.
On July 8, 2009, the court held Claims 1-4 of DealerTrack’s patent 7,181,427 was invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. A stipulation is expected to be entered into dismissing all remaining claims in the case so as to clear the way for an appeal.
We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 24, 2009 and amended on April 30, 2009, that could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and amended on April 30, 2009, except as set forth below.
Planned significant reductions in the number of automobile dealers will have a negative effect on our subscription business.
Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and is projected to further decline in 2009. General Motors (GM), which filed for bankruptcy on June 1, 2009, has stated that they notified approximately 1,124 dealers prior to their bankruptcy filing that one or more of their franchise licenses would be terminated by the end of 2010, and there are industry reports that approximately an additional 450 dealers may be terminated. Chrysler, which filed for bankruptcy on May 1, 2009, has announced dealer reduction as a major aim, and 789 of its dealerships’ franchise agreements were terminated on June 9, 2009. We cannot predict if the reduction of GM’s and Chrysler franchises will be limited to the dealers that have received notice to date. In addition, while Chrysler closures were made public, GM has yet to publicly release the specific dealers impacted. Therefore, we cannot predict the timing and impact these dealership reductions will have on our subscription products. As of June 30, 2009, approximately 1,900 Chrysler dealers and 3,500 GM dealers had subscriptions for one or more of our products. The elimination by GM and Chrysler of dealers with subscription products has lead to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
From time to time, in connection with the vesting of restricted common stock under our incentive award plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock. Additionally, on March 18, 2008, our board of directors approved a stock repurchase program under which we were authorized to spend up to $75.0 million to repurchase our common stock. The stock repurchase program expired on March 31, 2009. From inception of the program through its expiration, we repurchased approximately 3.0 million shares of common stock for an aggregate price of approximately $49.8 million. For the six months ended June 30, 2009, there were no repurchases made under the stock repurchase program.
The following table sets forth the repurchases for the three months ended June 30, 2009:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2009	—	$—	n/a	n/a
May 2009	604	$14.61	n/a	n/a
June 2009	—	$—	n/a	n/a

Total	604

Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Stockholders of DealerTrack Holdings, Inc. was held on June 17, 2009. A total of 39,048,425 shares of common stock were present or represented by proxy at the meeting. This represented 95.11% of the total shares outstanding. The following matters were voted on and approved:
1. The individuals named below were elected as a Class I Directors to a three-year term expiring at our annual meeting of stockholders in 2012 or until his or her earlier resignation or removal:

Name	Votes Received	Votes Withheld
James Foy	38,800,676	247,749
Howard L. Tischler	38,490,292	558,133
James David Power IIII	38,912,198	136,227
No other persons were nominated, nor received votes, for election as a director of the Company at the 2009 annual meeting. The other directors of the Company whose terms continued after the 2009 Annual Meeting were Mary Cirillo-Goldberg, Ann B. Lane, John J. McDonnell, Mark F. O’Neil and Barry Zwarenstein.
2. The stockholders ratified the selection of PricewaterhouseCoopers LLP as DealerTrack’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes cast at the 2008 annual meeting were as follows: 38,764,692 shares voted for and 283,733 voted against. There were no broker non-votes with respect to this proposal.
3. The stockholders approved amendments to the Second Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Plan to allow for a one-time option exchange program for employees other than executive officers and directors. The votes cast at the 2009 annual meeting were as follows: 32,239,786 shares voted for, 3,377,008 voted against and 950,497 shares abstained from voting. There were 2,481,134 broker non-votes with respect to this proposal.
4. The stockholders approved the amendment and restatement of the Second Amended and Restated DealerTrack Holdings, Inc. 2005 Incentive Plan to provide for an increase in the number of shares of common stock eligible to be issued. The votes cast at the 2009 annual meeting were as follows: 24,590,965 shares voted for, 10,653,490 voted against and 1,322,836 shares abstained from voting. There were 2,481,134 broker non-votes with respect to this proposal.
Item 6. Exhibits

Exhibit
Number	Description of Document

10.1	Third Amended and Restated 2005 Incentive Award Plan of DealerTrack Holdings, Inc. (incorporated herein by reference to Exhibit I to the Company’s Definitive Proxy Statement, filed on May 13, 2009).

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DealerTrack Holdings, Inc.
(Registrant)

Date: August 6, 2009	/s/ Eric D. Jacobs

Eric D. Jacobs
Senior Vice President, Chief Financial and
Administrative Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1	Third Amended and Restated 2005 Incentive Award Plan of DealerTrack Holdings, Inc. (incorporated herein by reference to Exhibit I to the Company’s Definitive Proxy Statement, filed on May 13, 2009).

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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