Form 10-K/A
period 2008-12-31
DealerTrack Holdings, Inc.
filed 2009-09-24
CIK 1333513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
As of August 31, 2009, 40,376,269 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
This Amendment No. 2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is filed solely to clarify a typographical error that resulted in our auditor’s report being dated incorrectly in Item 8 of Part II of our Form 10-K. This Amendment corrects the audit report to date it appropriately. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Amendment No. 2 does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III

Item 8. Financial Statements and Supplementary Data	2

PART IV

Item 15. Exhibits	39

PART II
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
February 24, 2009

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

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share and share amounts)

Revenue
Net revenue (1)	$242,706	$233,845	$173,272

Operating costs and expenses
Cost of revenue (1)(2)	113,731	99,631	70,843
Product development (2)	11,658	9,808	9,153
Selling, general and administrative (2)	110,265	96,875	72,537

Total operating costs and expenses	235,654	206,314	152,533
Income from operations	7,052	27,531	20,739
Interest income	4,720	5,606	4,289
Interest expense	(324)	(355)	(268)
Other income, net	205	4	1,373
Impairment of auction rate securities (Note 3)	(5,956)	—	—

Income before provision for income taxes	5,697	32,786	26,133
Provision for income taxes, net	(3,961)	(13,034)	(6,797)

Net income	$1,736	$19,752	$19,336

Basic net income per share	$0.04	$0.50	$0.54
Diluted net income per share	$0.04	$0.48	$0.51
Weighted average shares outstanding	40,461,896	39,351,138	36,064,796
Weighted average shares outstanding assuming dilution	41,673,007	41,198,773	37,567,488

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

(1) Related party revenue	$2,419	$2,425	$33,380
Related party cost of revenue	9	38	1,840

(2)	Stock-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was classified as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$2,497	$2,022	$1,115
Product development	712	589	361
Selling, general and administrative	10,782	8,295	9,200
The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$1,736	$19,752	$19,336
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,076	38,479	25,915
Deferred tax benefit	(2,051)	(4,631)	(11,600)
Stock-based compensation expense	13,991	10,906	10,676
Provision for doubtful accounts and sales credits	9,639	6,767	4,838
Loss (gain) on sale of property and equipment	—	17	(53)
Amortization of bond premium	132	—	—
Amortization of deferred interest	178	187	175
Non cash deferred compensation	264	294	214
Amortization of bank financing costs	30	122	124
Stock-based compensation windfall tax benefit	(418)	(6,995)	(2,317)
Impairment of auction rate securities	5,956	—	—
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(1,556)	(11,139)	(9,290)
Accounts receivable — related party	(78)	166	4,988
Prepaid expenses and other current assets	(2,928)	(1,286)	(501)
Accounts payable and accrued expenses	(6,678)	3,905	4,878
Accounts payable — related party	—	—	(2,021)
Deferred revenue and other current liabilities	1,650	567	(193)
Other long-term liabilities	1,501	19	180
Deferred rent	473	86	357
Other long-term assets	(423)	(290)	(217)

Net cash provided by operating activities	61,494	56,926	45,489

Cash flows from investing activities
Capital expenditures	(6,502)	(7,189)	(3,228)
Funds released from escrow and other restricted cash	149	—	50
Purchase of investments	(549,159)	(554,445)	(214,950)
Sale of investments	664,932	508,980	90,835
Capitalized software and web site development costs	(8,560)	(6,474)	(3,636)
Proceeds from sale of property and equipment	3	8	58
Payment for acquisition of business and intangible assets, net of acquired cash	(5,989)	(109,605)	(37,519)

Net cash provided by (used in) investing activities	94,874	(168,725)	(168,390)

Cash flows from financing activities
Principal payments on capital lease obligations	(742)	(229)	(394)
Proceeds from the exercise of employee stock options	951	4,009	2,685
Proceeds from employee stock purchase plan	1,691	1,779	849
Purchase of treasury stock	(49,922)	(108)	(31)
Proceeds from public offerings, net of expenses	—	102,192	61,617
Principal payments on notes payable	(212)	(422)	(315)
Stock-based compensation expense windfall tax benefit	418	6,995	2,317
Other	—	—	12

Net cash (used in) provided by financing activities	(47,816)	114,216	66,740

Net increase (decrease) in cash and cash equivalents	108,552	2,417	(56,161)
Effect of exchange rate changes on cash and cash equivalents	(3,660)	1,067	(23)
Beginning of year	50,564	47,080	103,264

End of year	$155,456	$50,564	$47,080

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental disclosure
Non cash investing and financing activities:
Assets acquired under capital leases	$—	$219	$—
Acquisition of capitalized software through note payable	867	—	2,608
Accrued capitalized hardware, software and fixed assets	795	1,186	1,133
Goodwill adjustment	2,699	620	494
Payable for acquired intangible assets	500	—	—
Deferred compensation expense reversal to equity	264	360	325
Cash paid for:
Income taxes	$6,995	$15,308	$13,707
Interest	128	153	82
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
Income Taxes
We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes , (SFAS No. 109) which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No 109 of FIN 48 , on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken in a tax return. Our adoption of FIN 48 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change. As of December 31, 2007, the total liability for the uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.1 million. At December 31, 2008, the total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities was $0.5 million.

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
The following table sets forth the computation of basic and diluted net income (in thousands, except share and per share amounts):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income	$1,736	$19,752	$19,336
Denominator:
Weighted average common stock outstanding (basic)	40,461,896	39,351,138	36,064,796
Common equivalent shares from options to purchase common stock, restricted common stock and contingent Long-Term Incentive Equity Awards	1,211,111	1,847,635	1,502,692

Weighted average common stock outstanding (diluted)	41,673,007	41,198,773	37,567,488

Basic net income per share	$0.04	$0.50	$0.54

Diluted net income per share (1)	$0.04	$0.48	$0.51

(1)	In accordance with SFAS No. 128, for the years ended December 31, 2008, 2007 and 2006, we have excluded 393,333, 196,666 and 400,000 contingently issued shares, respectively, from diluted weighted average common stock outstanding as their contingent considerations (a) have not been satisfied at the reporting date nor (b) would have been satisfied if the reporting date was the end of the contingency period (Refer to Note 13 for further information).

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
For the year ended December 31, 2008, 2007, and 2006, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following SFAS 123(R) weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected life (in years) (1)	4.33 – 4.47	4.33 – 6.25	6.25
Risk-free interest rate	2.35 – 3.14%	3.09 – 4.76%	4.27 – 5.04%
Expected volatility (2)	47 – 48.6%	47%	47%
Expected dividend yield	0%	0%	0%

(1)	For the year ended December 31, 2008, the expected lives of options were determined based on the historical lives of similar entities whose common shares are publicly traded. For the year ended December 31, 2007 and 2006, the expected lives of options were determined based on the “simplified” method under the provisions of SAB 107. Due to our limited history as a public company, we believe we do not have appropriate historical experience to estimate future exercise patterns. As more information becomes available, we may revise this estimate on a prospective basis.

(2)	For the years ended December 31, 2008, 2007, and 2006, we estimated our expected volatility based on the historical volatility of similar entities whose common shares are publicly traded.
Refer to Note 13 for the weighted-average assumptions used in determining the expense for our Long-Term Incentive Equity Awards.
Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during 2008, 2007 and 2006 was $9.61, $16.47 and $11.17, respectively.

Recent Accounting Pronouncements
In April 2008, the FASB issued FSP SFAS No. 142-3 Determination of the Useful Life of Intangible Assets (FSP SFAS No. 142-3). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur. We are currently determining the impact this will have on our AAX acquisition. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement 157 , delaying the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that this statement will have on our consolidated financial statements.
In June 2007, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities , which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends, or dividend equivalents, before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic EPS. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Once effective, all prior-periods EPS data presented must be adjusted retroactively to conform with the provision of the FSP. We are currently evaluating the impact that this statement will have on our consolidated financial statements.
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
Assets measured at fair value on a recurring basis include the following as of December 31, 2008 (in thousands):

	Quoted Prices
	in Active	Significant Other	Significant	Total
	Markets	Observable Inputs	Unobservable Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value

Cash equivalents (1)	$124,497	$—	$—	$124,497
Short-term investments (2)(3)	42,490	860	—	43,350
Long-term investments (4)	—	2,842	1,550	4,392

Total	$166,987	$3,702	$1,550	$172,239

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Level 1 short-term investments consist primarily of corporate bonds and municipal notes with maturity dates of one year or less, for which we determine fair value through quoted market prices.

(3)	Level 2 short-term and long-term investments consist of auction rate securities (ARS) invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock of financial institutions. As of December 31, 2008, we have $3.7 million (net of impairment charge) of ARS invested in tax-advantaged preferred stock trusts. Our investments securities are classified as available for sale and reported at fair value. ARS have long-term underlying maturities, but have interest rates that reset every six months or less. The $3.7 million invested in tax-advantaged preferred stock trust securities are associated with failed auctions, for which we have been, or expect to be notified that the trust will be dissolved and will distribute the underlying security. As we expect to receive the liquid underlying preferred stock instruments within ninety days of year end, we believe that the most representative measure of fair value of these trusts to be the quoted market prices of the underlying preferred stock instruments. Based upon our assessment we reduced the fair value of the investments in the preferred stock trusts from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings and an unrealized gain of $0.1 million to stockholders’ equity during the year ended December 31, 2008.

(4)	Level 3 long-term investments consist of auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the $1.6 million of ARS invested in tax-exempt state government obligations to maturity, but rather use the interest reset feature to provide liquidity as necessary.
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
As a result of our October 12, 2006 public offering, we no longer had a financing source as a related party.
6. Property and Equipment
Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful	December 31,
	Life (Years)	2008	2007

Computer equipment	3-5	$20,431	$16,719
Office equipment	5	2,896	2,189
Furniture and fixtures	5	3,068	2,840
Leasehold improvements	5-11	1,233	992

Total property and equipment, gross		27,628	22,740
Less: Accumulated depreciation and amortization		(14,180)	(9,948)

Total property and equipment, net		$13,448	$12,792

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
Deferred tax assets and liabilities as of December 31, 2008 and 2007 consisted of the amounts shown below:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$4,465	$8,092
Depreciation and amortization	—	143
Deferred compensation	11,053	7,543
Acquired intangibles	5,650	1,230
Tax credits	—	511
Impairment loss	2,171	—
Other	2,021	2,940
	25,360	20,459
Deferred tax liabilities:
Acquired Intangibles	(1,299)	(2,795)
Capitalized software and web site development	(2,076)	(2,264)
Depreciation and amortization	(864)	—
Tax credits	(100)	—
Other	(1,144)	(733)

	December 31,
	2008	2007

	19,877	14,667
Deferred tax asset valuation allowance	(3,322)	(954)

Total Deferred tax assets, net	$16,555	$13,713

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
The DealerTrack, Inc. v. Finance Express et al., CV-06-2335 action, the DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864 action and the DealerTrack v. RouteOne and Finance Express et al., CV-07-215 action, described above, were consolidated by the court. A hearing on claims construction, referred to as a “ Markman ” hearing, was held on September 25, 2007. Fact and expert discovery and motions for summary judgment have been completed.
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
AAX Asset Acquisition
On January 23, 2009, we acquired the AAX ® suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $32.6 million in cash. The AAX inventory management suite will be marketed in conjunction with our current inventory management solution. In accordance with SFAS 141R Business Combinations we expensed approximately $0.4 million of professional fees associated with the acquisition during the first quarter of 2009. We are in the process of finalizing the fair value assessment for the acquired assets, which is expected to be completed by December 31, 2009, and accordingly the related purchase accounting is not final.
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

DEALERTRACK HOLDINGS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at						Balance at
	Beginning	Additions					End
	of	Charged to			Other		of
Description	Period	Expenses	Deductions		Adjustments		Period
	(In thousands)

As of December 31, 2008:
Allowance for doubtful accounts	$1,730	$4,225	$(5,007)		$—		$948
Allowance for sales credits	885	5,414	(5,399)		—		900
Deferred tax valuation allowance	954	141	—		2,227	(1)	3,322
As of December 31, 2007:
Allowance for doubtful accounts	$1,884	$3,620	$(3,883)		$109		$1,730
Allowance for sales credits	2,523	3,147	(4,785)		—		885
Deferred tax valuation allowance	214	109	—		631	(2)	954
As of December 31, 2006:
Allowance for doubtful accounts	$1,531	$1,527	$(1,174)		$—		$1,884
Allowance for sales credits	1,133	3,311	(1,921)		—		2,523
Deferred tax valuation allowance	4,245	214	(4,245	)(3)	—		214

(1)	For the year ended December 31, 2008, the deferred tax valuation allowance was increased by $2.2 million primarily due to an impairment loss on auction rate securities and was further increased by expenses in various states.

(2)	For the year ended December 31, 2007, the deferred tax valuation allowance was increased by $0.6 million primarily due to acquisitions during 2007 and was further increased by expenses in various states.

(3)	For the year ended December 31, 2006, the deferred tax asset valuation was reversed by $4.2 million. Included in this reversal is a $0.7 million adjustment to goodwill relating to the net operating loss acquired but not recognized at the date of acquisition of DealerAccess in January 2004.

PART IV
Item 15. Exhibits
15(a)(3) Exhibits
Exhibits are as set forth in the “List of Exhibits.”

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 24, 2009

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

10.9	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.10	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.
10.11	+	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between David Trinder and DealerTrack Holdings, Inc.
10.12	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between David Trinder and DealerTrack Holdings, Inc.
10.13	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.14	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.
10.15	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.
10.16	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.
10.17	(9)	Letter Agreement, dated October 23, 2006, from DealerTrack, Inc. to Raj Sundaram regarding relocation.
10.18	(9)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.
10.19	(9)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

Number		Description

10.20	(11)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.
10.21	+	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Robert Cox and DealerTrack Holdings, Inc.
10.22	(1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.
10.23	(1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.
10.24	(1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.
10.25	(1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.
10.26	(6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.
10.27	(10)	Second Amended and Restated 2005 Incentive Award Plan, effective as of June 3, 2008.
10.28	(8)
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

14.1	(6)	Code of Business Conduct and Ethics.
21.1	+	List of Subsidiaries.
23.1	+	Consent of PricewaterhouseCoopers LLP.
23.2	*	Consent of PricewaterhouseCoopers LLP.
31.1	+	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Robert J. Cox III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	++	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	++	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.5	*	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6	*	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Mark F. O’Neil and Robert J. Cox III pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Previously filed with our Annual Report on Form 10-K filed on February 24, 2009.

++	Previously filed with Amendment No. 1 to our Annual Report on Form 10-K filed on April 30, 2009.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K dated January 16, 2007 filed January 18, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(10)	Incorporated by reference to Exhibit I to our Definitive Proxy Statement, filed on April 29, 2008.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007 .