Form 10-Q
period 2009-09-30
DealerTrack Holdings, Inc.
filed 2009-11-05
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2009, 40,417,180 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$189,576	$155,456
Short-term investments	1,399	43,350
Accounts receivable, net of allowances of $2,544 and $1,848 as of September 30, 2009 and December 31, 2008, respectively	21,090	18,462
Prepaid expenses and other current assets	11,347	9,766
Deferred tax assets	2,326	2,195

Total current assets	225,738	229,229

Long-term investments	3,994	4,392
Property and equipment, net	14,133	13,448
Software and web site developments costs, net	19,535	12,705
Intangible assets, net	46,431	44,405
Goodwill	132,955	114,886
Deferred taxes and other long-term assets	22,468	18,150

Total assets	$465,254	$437,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,993	$4,488
Accrued compensation and benefits	14,131	7,850
Accrued liabilities — other	11,875	11,385
Deferred revenues	4,943	5,609
Due to acquirees	641	1,740
Capital leases payable	375	360

Total current liabilities	35,958	31,432

Capital leases payable — long-term	249	454
Due to acquirees — long-term	—	682
Deferred tax liabilities — long-term	5,013	2,477
Deferred revenue and other long-term liabilities	5,598	5,950

Total liabilities	46,818	40,995

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 43,451,166 shares issued and 40,412,975 shares outstanding as of September 30, 2009; and 175,000,000 shares authorized; 42,841,737 shares issued and 39,833,616 shares outstanding as of December 31, 2008	435	428
Treasury stock, at cost, 3,038,191 shares and 3,008,121 shares as of September 30, 2009 and December 31, 2008, respectively	(50,413)	(50,061)
Additional paid-in capital	446,814	428,771
Deferred stock-based compensation (APB 25)	—	(446)
Accumulated other comprehensive income (loss)	4,996	(2,730)

Retained earnings	16,604	20,258

Total stockholders’ equity	418,436	396,220

Total liabilities and stockholders’ equity	$465,254	$437,215

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue:
Net revenue	$58,809	$60,525	$172,379	$188,014

Operating expenses:
Cost of revenue (1)	28,665	27,940	86,638	84,431
Product development (1)	3,391	2,875	11,037	9,101
Selling, general and administrative (1)	25,471	26,654	83,069	84,396

Total operating expenses	57,527	57,469	180,744	177,928

Income (loss) from operations	1,282	3,056	(8,365)	10,086
Interest income	194	1,105	937	3,813
Other income	1	142	53	142
Interest expense	(27)	(87)	(153)	(253)
Realized (loss) gain on securities	—	(5,664)	1,393	(5,664)

Income (loss) before (provision) benefit for income taxes	1,450	(1,448)	(6,135)	8,124
(Provision) benefit for income taxes, net	(1,665)	(1,155)	2,482	(5,323)

Net (loss) income	$(215)	$(2,603)	$(3,653)	$2,801

Basic net (loss) income per share applicable to common stockholders (2)	$(0.01)	$(0.07)	$(0.09)	$0.07
Diluted net (loss) income per share applicable to common stockholders (2)	$(0.01)	$(0.07)	$(0.09)	$0.07
Weighted average shares outstanding	39,705,553	39,769,935	39,435,766	40,965,069
Weighted average shares outstanding assuming dilution	39,705,553	39,769,935	39,435,766	42,085,358

(1)	Stock-based compensation expense recorded for the three and nine months ended September 30, 2009 and 2008 was classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009 (3)	2008
Cost of revenue	$582	$615	$1,829	$1,828
Product development	194	182	602	540
Selling, general and administrative	2,400	2,636	11,557	8,060

(2)	Basic and diluted income per share amounts for the three and nine months ended September 30, 2008 have been retroactively adjusted. For further information refer to Note 5.

(3)	Included in stock-based compensation expense for the nine months ended September 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information refer to Note 18.
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating Activities:
Net (loss) income	$(3,653)	$2,801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,288	29,387
Deferred tax benefit	(4,848)	(1,866)
Stock-based compensation expense	13,988	10,428
Provision for doubtful accounts and sales credits	6,478	5,980
Gain on sale of property and equipment	(172)	—
Amortization of bond premium	56	84
Amortization of deferred interest	111	145
Deferred compensation	225	189
Amortization of bank financing costs	—	31
Stock-based compensation windfall tax benefit	(1,966)	(355)
Realized (gain) loss on securities	(1,393)	5,664
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(8,711)	(4,564)
Prepaid expenses and other current assets	(1,230)	(991)
Accounts payable and accrued expenses	7,546	(5,629)
Deferred revenue and other current liabilities	(39)	997
Other long-term liabilities	(468)	2,106
Deferred rent	113	420
Other long-term assets	(200)	(497)

Net cash provided by operating activities	32,125	44,330

Investing Activities:
Capital expenditures	(4,197)	(4,909)
Restricted cash	142	260
Purchase of investments	—	(549,158)
Sale of investments	44,569	648,337
Capitalized software and web site development costs	(9,977)	(6,797)
Proceeds from sale of property and equipment	83	2
Payment for acquisition of businesses and intangible assets, net of acquired cash	(34,680)	(3,489)

Net cash (used in) provided by investing activities	(4, 060)	84,246

Financing Activities:
Principal payments on capital lease obligations	(284)	(648)
Proceeds from the exercise of employee stock options	2,152	905
Proceeds from employee stock purchase plan	700	1,429
Purchase of treasury stock	(352)	(44,820)
Principal payments on notes payable	(636)	—
Stock-based compensation windfall tax benefit	1,966	355

Net cash provided by (used in) financing activities	3,546	(42,779)

Net increase in cash and cash equivalents	31,611	85,797
Effect of exchange rate changes on cash and cash equivalents	2,509	(1,057)
Cash, beginning of period	155,456	50,564

Cash, end of period	$189,576	$135,304

Supplemental disclosure:
Cash paid for:
Income taxes	$4,019	$6,600
Interest	41	105
Non-cash investing and financing activities:
Asset sale through note receivable	500	—
Accrued capitalized hardware, software and fixed assets	2,314	1,815
Goodwill adjustment	(12)	1,651
Deferred compensation reversal to equity	225	189
The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Description
DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. DealerTrack’s high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 750 financing sources as of September 30, 2009. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our Dealer Management System (DMS) enables dealers to effectively manage data and operations from a system with an open integration interface. With DealerTrack Inventory Optimization, dealers get better data along with the tools to make smarter, more profitable inventory decisions. Our Sales solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s Compliance solution helps dealers meet legal and regulatory requirements and protect their assets. In addition, we offer data and other products and services, including lease residual value and automobile configuration data, to various industry participants.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The December 31, 2008 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on February 24, 2009 and amended on April 30, 2009 and September 24, 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.
We evaluated subsequent events through November 4, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.
3. Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Revenue Recognition guidance around Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force; This guidance modifies the fair value requirements of Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The final consensus is effective for fiscal years beginning after June 15, 2010. Companies will have the option of adopting the guidance retrospectively or prospectively for new or materially modified agreements. Early adoption is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In June 2009, the FASB issued a new standard which modified how a company determines when it is required to consolidate an entity and is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance; and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this guidance on our consolidated financial statements.

4. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
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
Financial assets measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Quoted
	Prices in	Significant	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents (1)	$137,463	$—	$—	$137,463
Short-term investments (2)	1,399	—	—	1,399
Long-term investments (3)	—	—	3,994	3,994

Total	$138,862	$—	$3,994	$142,856

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	As of September 30, 2009, Level 1 short-term investments include investments in tax-advantage preferred securities.

(3)	Level 3 long-term investments include $1.6 million in auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity, if applicable. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also include $2.4 million of tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.
The change in the carrying amount of Level 3 investments for the nine months ended September 30, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments	1,360
Realized gain on securities included in the statement of operations	716
Unrealized gain on securities recorded in other comprehensive income	368

Balance as of September 30, 2009	$3,994

5. Net (Loss) Income Per Share
Effective January 1, 2009, we adopted FASB ASC Topic 260-10-45, “Earnings Per Share” (ASC Topic 260). Under ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. Our nonvested restricted common stock, which includes our long-term incentive equity awards, are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest and, therefore, have been included in the denominator of both the basic and diluted earnings per share calculations. Basic earnings per share is calculated by dividing net (loss) income, adjusted for amounts allocated to participating securities under two-class method, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net (loss) income, adjusted for amounts allocated to participating securities under two-class method, by the weighted average number of common shares outstanding, assuming dilution, during the period. All prior-periods earnings per share data presented have been adjusted retroactively to conform to the provision of ASC Topic 260, which did not have a significant impact on our historical earnings per share calculations.
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (2)	2009	2008 (2)

Numerator:
Net (loss) income	$(215)	$(2,603)	$(3,653)	$2,801
Net income allocated to participating securities under two-class method	—	—	—	(58)

Net (loss) income applicable to common stockholders	$(215)	$(2,603)	$(3,653)	$2,743

Denominator:
Weighted average common stock outstanding (basic)	39,705,553	39,769,935	39,435,766	40,965,069
Common equivalent shares from options to purchase common stock and restricted common stock units (1)	—	—	—	1,120,289

Weighted average common stock outstanding (diluted)	39,705,553	39,769,935	39,435,766	42,085,358

Basic net (loss) income per share	$(0.01)	$(0.07)	$(0.09)	$0.07

Diluted net (loss) income per share	$(0.01)	$(0.07)	$(0.09)	$0.07

(1)	Our restricted common stock units are not considered participating securities since they do not contain a non-forfeitable right to dividends and have, therefore, not been included in the denominator for basic earnings per share calculations.

(2)	Earnings per share data presented was adjusted retroactively to conform to the provisions of ASC Topic 260, which did not have a significant impact on the per share calculations for the three and nine months ended September 30, 2008.
The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (2)	2009	2008 (2)
Stock options	4,228,178	4,718,806	4,257,675	2,234,633
Restricted stock units	680,704	—	612,466	—

Total antidilutive awards	4,908,882	4,718,806	4,870,141	2,234,633

6. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(215)	$(2,603)	$(3,653)	$2,801
Foreign currency translation adjustments	4,294	(2,114)	6,835	(3,747)
Unrealized gain (loss) on available for sale securities	321	210	891	(132)

Total comprehensive income (loss)	$4,400	$(4,507)	$4,073	$(1,078)

For the three and nine months ended September 30, 2009 and 2008, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to an acquisition in Canada.
7. Stock-Based Compensation Expense
We have four types of stock-based compensation programs: stock options, restricted common stock, restricted stock units and an employee stock purchase plan (ESPP). For further information see Notes 2 and 13 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC February 24, 2009 and amended April 30, 2009 and September 24, 2009.
The following summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$1,731	$2,114	$8,921	$6,127
Restricted common stock	972	1,260	3,656	4,049
Restricted stock units	473	—	1,351	—
ESPP	—	59	60	252

Total stock-based compensation expense	$3,176	$3,433	$13,988	$10,428

Stock-based compensation expense recognized for the three months ended September 30, 2009 was $3.2 million, all of which was recognized in accordance with SFAS 123(R). Stock-based compensation expense recognized for the three months ended September 30, 2008 was $3.4 million, of which, $3.0 million was in accordance with SFAS 123(R) and $0.4 million in accordance with APB 25.
Stock-based compensation expense recognized for the nine months ended September 30, 2009 was $14.0 million, of which $13.6 million was in accordance with FAS 123(R) and $0.4 million in accordance with APB 25. Included in the stock-based compensation expense for the nine months ended September 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business, see Note 18. Stock-based compensation expense recognized for the nine months ended September 30, 2008 was $10.4 million, of which $9.2 million was in accordance with FAS 123(R) and $1.2 million in accordance with APB 25.
Included in the stock-based compensation expense for restricted common stock for the three and nine months ended September 30, 2009 was approximately $0.3 million and $0.5 million, respectively, related to the long-term incentive equity awards, net of cancellations. Included in the stock-based compensation expense for restricted common stock for the three and nine months ended September 30, 2008 was $0.4 million and $1.1 million, respectively, related to the long-term incentive equity awards. Refer to Note 15 for further information regarding our long-term incentive equity awards.
8. Business Combinations
AAX Acquisition
On January 23, 2009, we acquired the AAX ® suite of inventory management solutions and other assets, including without limitation all of the capital stock of AAX (collectively, AAX), from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc. (seller), for a purchase price of $30.9 million (net of a purchase price adjustment of $1.7 million, which is discussed below). We expensed approximately $0.5 million of professional fees associated with this acquisition during the nine months ended September 30, 2009 which is classified in selling, general and administrative expenses.

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
We allocated the amounts of intangible assets and goodwill based on fair value as follows: approximately $7.4 million of the purchase price has been allocated to customer contracts (weighted-average useful life is 6.5 years), $6.2 million to acquired technology and database (weighted-average useful life is 4.2 years), $2.0 million to the AAX trade name (seven year useful life), and $1.0 million to a non-compete agreement (four year useful life). The useful life for each of the above acquired long-term intangible assets was determined based on the period which the asset is expected to contribute directly or indirectly to our future cash flows. We recorded approximately $15.3 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. The allocated value of goodwill primarily relates to the acquired workforce and the anticipated synergies resulting from combining AAX with our current inventory solution, and $13.0 million of the goodwill recorded is deductible for tax purposes.
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
The results of AAX were included in our consolidated statement of operations from the date of acquisition. AAX revenue since the date of acquisition was $13.2 million. We are unable to provide AAX earnings since acquisition since we do not have stand-alone earnings reporting for AAX.
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
Purchase Price Adjustment
A condition of the purchase agreement provides that the seller and its affiliates will reimburse us $1.7 million for certain lost tax deductions due to the structuring of the transaction. The purchase price reimbursement has been recorded as a receivable in purchase accounting and was collected on October 1, 2009.
There is a contingency in the purchase arrangement that could have required the seller to reimburse purchase price to DealerTrack if certain customers canceled their subscriptions based on certain factors. We believed the probability for this contingency to occur was remote. As such, no value was ascribed to this contingency in purchase accounting. The contingency period was amended during the third quarter 2009 to expire September 30, 2009 instead of October 31, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per		(in thousands, except share and per
	share amounts)		share amounts)
	(Unaudited)		(Unaudited)

Net revenue	$58,809	$67,145	$173,962	$207,594
Net loss	$(215)	$(3,671)	$(3,878)	$(1,193)
Basic net loss per share applicable to common stockholders	$(0.01)	$(0.09)	$(0.10)	$(0.03)
Diluted net loss per share applicable to common stockholders	$(0.01)	$(0.09)	$(0.10)	$(0.03)
Curomax Acquisition
On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax). Under the terms of the shares purchase agreement, we had future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability and additional goodwill of approximately $1.8 million. The additional consideration of $1.8 million was paid in the first quarter of 2009.
ASM Acquisition
Under the terms of the merger agreement with AutoStyleMart, Inc., we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of September 30, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The additional consideration of $1.0 million was deemed a contingent earn-out compensation expense for services on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million was recorded as a selling, general and administrative expense for the three months ended September 30, 2009. As of September 30, 2009, it has been determined that the operational targets related to the remaining $10.0 million in contingent payment obligations are not yet probable of being achieved. Any future amounts deemed probable will also be recorded as a selling, general and administrative expense.
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
10. Property and Equipment
Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2009	2008
Computer equipment	3–5	$22,447	$20,431
Office equipment	5	3,598	2,896
Furniture and fixtures	5	3,298	3,068
Leasehold improvements	5–11	3,068	1,233

Total property and equipment, gross		32,411	27,628
Less: Accumulated depreciation and amortization		(18,278)	(14,180)

Total property and equipment, net		$14,133	$13,448

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2009 and 2008 was $1.7 million and $1.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $5.3 million and $4.3 million, respectively.
11. Intangible Assets
The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$39,933	$(22,223)	$33,673	$(17,289)	2–7
Database	13,825	(10,413)	13,333	(8,818)	3–6
Trade names	12,510	(6,581)	10,500	(5,469)	5–10
Technology	27,170	(9,815)	22,684	(7,209)	1–5
Non-compete agreement	6,585	(4,560)	10,697	(7,697)	2–5

Total	$100,023	$(53,592)	$90,887	$(46,482)

Amortization expense related to intangibles for the three months ended September 30, 2009 and 2008 was $5.0 million and $5.5 million, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $15.4 million and $19.6 million, respectively.
Amortization expense that will be charged to income for the remaining period of 2009 is $5.1 million and for each of the subsequent five years and thereafter is estimated, based on the September 30, 2009 book value, as follows (in thousands):

2010	$19,106
2011	10,354
2012	5,476
2013	3,439
2014	2,027
Thereafter	939

Total	$41,341

12. Goodwill
The change in carrying amount of goodwill for the nine months ended September 30, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$114,886
Acquisition of AAX (see Note 8)	15,283
Impact of change in Canadian dollar exchange rate	2,998
Exit from SCS business (See Note 19)	(200)
Other	(12)

Balance as of September 30, 2009	$132,955

The adoption of the revised FASB guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination on January 1, 2009 did not impact our reporting unit conclusion discussed in Note 2 to our Annual Report on the 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009 and amended on April 30, 2009 and September 24, 2009.
13. Accrued Liabilities — Other
Following is a summary of the components of other accrued liabilities (in thousands):

	September 30,	December 31,
	2009	2008
Revenue share	$1,507	$1,700
Customer deposits	2,363	2,749
Sales taxes	1,472	1,511
Software licenses	1,125	1,341
Professional fees	1,568	1,158
Accrued Curomax contingent consideration (Note 8)	—	1,837
Other	3,840	1,089

Total accrued liabilities — other	$11,875	$11,385

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
The total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities as of September 30, 2009 and December 31, 2008, was $0.8 million and $0.5 million, respectively.
Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of September 30, 2009 and December 31, 2008, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $40,000 and $38,000, respectively.
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
We valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award is $6.0 million (prior to estimated forfeitures), of which, in January 2007, we began expensing on a straight-line basis the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. The EBITDA target for 2007 was achieved. As of September 30, 2009, we have not begun to expense the EBITDA Performance Awards for 2008 and 2009 as it has not been deemed probable that the targets will be achieved. We will continue to evaluate the probability of achieving the targets on a quarterly basis. The total value of the entire Market Value Award is $2.5 million (including estimated forfeitures), which is expensed on a straight-line basis from the dates of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even if the market conditions are not satisfied.
During the nine months ended September 30, 2009, 91,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated due to the departure of certain executive officers in connection with the realignment of our workforce and business as discussed in Note 18. For the nine months ended September 30, 2009, we reversed approximately $0.4 million of stock-based compensation expense related to the cancelled shares and recorded stock-based compensation expense of approximately $0.2 million related to the accelerated shares.
The expense recorded related to the EBITDA Performance Award and the Market Value Award for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EBITDA Performance Award	$116	$166	$354	$500
Market Value Award	138	187	181	561

Total	$254	$353	$535	$1,061

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
We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterates the Ministry’s position that the transactions are subject to Ontario retail sales tax. The parties have completed the discovery process and we expect this matter will be heard by the Superior Court in early 2010. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these financing source revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.
In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its financing source customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.2 million (CAD) to $5.7 million (CAD), including penalties and interest.
Commitments
Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.3 million as of September 30, 2009, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of approximately $1.9 million as of September 30, 2009, if there is a change in control.
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

DealerTrack, Inc. v. Finance Express et al., CV-06-2335; DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (Finance Express), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the U.S. Patent No. 5,878,403 (the ‘403 Patent) Patent and the 6,587,841 (the ‘841 Patent). Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.
On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ‘403 Patent and the ‘841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.
On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne), David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Patent No. 7,181,427 (the ‘427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the ‘427 Patent.
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
On July 8, 2009, the court held Claims 1-4 of DealerTrack’s patent 7,181,427 was invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment. On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. On October 29, 2009, the Federal Circuit granted a motion to stay briefing until the disposition of In re Bilski.
We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
17. Segment Information
The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and nine months ended September 30, 2009 is approximately 13% and 11%, of our total revenue, respectively. Revenue earned outside of the United States for the three and nine months ended September 30, 2008 was approximately 13% and 11% of our total revenue, respectively.
Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Transaction services revenue	$25,483	$33,007	$74,169	$107,495
Subscription services revenue	28,978	23,797	85,949	69,060
Other	4,348	3,721	12,261	11,459

Total net revenue	$58,809	$60,525	$172,379	$188,014

18. Realignment of Workforce and Business
On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this, we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we incurred total restructuring costs during the three months ended March 31, 2009 of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense.
The table below sets forth the significant cash components and activity associated with the realignment of workforce and business under the restructuring program for the nine months ended September 30, 2009 (in thousands):

	Balance as of			Balance as of
	January 1,			September 30,
	2009	Charges	Cash Payments	2009
Severance	$—	$2,689	$2,689	$—
Other benefits	—	155	155	—

Total	$—	$2,844	$2,844	$—

19. Exit from SCS Business
On February 14, 2009, DealerTrack exited its SCS business in a transaction with a former senior executive of the company who left the organization in January 2009 as part of the realignment of our workforce. The SCS business, which accounted for approximately $1.9 million of revenue in 2008, is an administration system used by aftermarket providers as their back-end origination solution. The SCS entity was and will continue to be funded through owner contributions and through ongoing operations. DealerTrack recorded a gain of approximately $0.2 million upon sale which is classified as a contra expense in selling, general and administrative expenses for the nine months ended September 30, 2009.
If the purchaser of the business goes through a change of control prior to February 14, 2014, we can earn up to $2.0 million in contingent purchase price from this transaction. If the purchaser does not undergo a change of control by February 14, 2014, the purchaser will pay DealerTrack a one time payment of $0.5 million. These contingent payments accrue interest at an annual compound interest rate of 12 month LIBOR plus 3%. As of September 30, 2009, DealerTrack’s maximum exposure is approximately $0.4 million. As of September 30, 2009, we have recorded a long-term receivable of approximately $0.4 million, which represents the present value of the expected future contingent payments.
The newly formed company is a variable interest entity (VIE), as defined in ASC 810-10-25-20 through ASC 810-10-25-30, which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements. The primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both. We have determined that we are not the primary beneficiary of the newly formed entity described above and, therefore, have not included the assets and liabilities or results of operations in our consolidated financial statements. The significant assumptions and judgments used in determining whether we are the primary beneficiary included the fair value of the note receivable from the SCS entity and the fair value of the SCS entity. Unfavorable changes to the fair values could result in consolidation of the SCS entity. We will assess the need for consolidation on a quarterly basis.
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
22. Third Amended and Restated 2005 Incentive Award Plan
On June 17, 2009, our stockholders approved a proposal to amend our Second Amended and Restated Incentive Award Plan (2005 Plan) to, among other things, increase the aggregate number of shares authorized for issuance under the 2005 Plan by 4,855,847 shares. After giving effect to these additional shares there is an aggregate of 14,105,847 shares of common stock that have been reserved for issuance pursuant to the 2005 Plan. As of September 30, 2009, 5,406,760 shares were available for future issuance.

23. Stock Option Exchange Program
On August 7, 2009, the Company commenced a tender offer to its employees (excluding executive officers and members of the board of directors) to exchange outstanding options to purchase shares of our common stock granted prior to August 7, 2008, that have an exercise price per share greater than $22.82 (Eligible Options) for a lesser number of new options to purchase shares of the Company’s common stock with an exercise price equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of grant, subject to certain conditions. The exchange offer expired on September 3, 2009 and pursuant to the exchange offer, 571,763 Eligible Options were tendered, representing 64% of the total Eligible Options qualified for the exchange. On September 4, 2009, we granted an aggregate of 435,247 stock options in exchange for the Eligible Options surrendered. The incremental fair value stock-based compensation expense related to the 435,247 exchanged stock options is $54,000. The incremental expense of $54,000 will be amortized over the new vesting schedule of 25% six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options date each month thereafter. We adopted the pooling method of accounting, whereby we are recognizing the unamortized stock-based compensation expense of the original award plus the incremental expense of the new grant over the new vesting schedule.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and amended on April 30, 2009 and September 24, 2009. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Overview
DealerTrack Holdings, Inc. is a leading provider of on-demand software and data solutions for the automotive retail industry in the United States. DealerTrack’s high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 750 financing sources as of September 30, 2009. We consider a financing source to be active in our network as of a date if it has accepted credit application data electronically from dealers in the DealerTrack network in that month, including financing sources visible to dealers through drop down menus. Our Dealer Management System (DMS) enables dealers to effectively manage data and operations from a system with an open integration interface. With DealerTrack Inventory Optimization, dealers get better data along with the tools to make smarter, more profitable inventory decisions. Our Sales solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s Compliance solution helps dealers meet legal and regulatory requirements and protect their assets. In addition, we offer data and other products and services, including lease residual value and automobile configuration data, to various industry participants.
We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and DealerTrack Systems, Inc.
We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, financing sources, and active lender to dealership relationships in the DealerTrack network, the number of transactions processed, the average transaction and subscription prices and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our statement of operations as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

The following is a table consisting of EBITDA and certain other business statistics that management uses to monitor our business (amounts in thousands include EBITDA, capital expenditure data and transactions processed):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EBITDA and Other Business Statistics:
EBITDA (1)	$9,683	$6,713	$19,369	$33,951
Capital expenditures, software and web site development costs	$5,643	$5,627	$16,696	$13,568
Active dealers in our network as of end of the period (2)	17,241	21,001	17,241	21,001
Active financing sources in our network as of end of period (3)	790	706	790	706
Active lender to dealer relationships (4)	120,305	179,102	120,305	179,102
Subscribing dealers in our network as of end of the period (5)	13,959	14,229	13,959	14,229
Transactions processed (6)	13,804	19,219	41,288	65,359
Average transaction price (7)	$1.85	$1.72	$1.80	$1.65
Average monthly subscription revenue per subscribing dealership (8)	$692	$557	$684	$539

(1)	EBITDA represents net (loss) income before interest (income) expense, taxes, depreciation and amortization. We present EBITDA because we believe that EBITDA provides useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on EBITDA as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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
The following table sets forth the reconciliation of EBITDA, a non-GAAP financial measure, to net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
GAAP net (loss) income	$(215)	$(2,603)	$(3,653)	$2,801
Interest income	(194)	(1,105)	(937)	(3,813)
Interest expense	27	87	153	253
Provision (benefit) for income taxes	1,665	1,155	(2,482)	5,323
Depreciation of property and equipment and amortization of capitalized software and website costs	3,429	3,704	10,895	9,785
Amortization of acquired identifiable intangibles	4,971	5,475	15,393	19,602

EBITDA (Non-GAAP)	$9,683	$6,713	$19,369	$33,951

(2)	We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a financing source to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network, including financing sources visible to dealers through drop down menus.

(4)	Lender to dealer relationships are made up of two components, the number of financing sources on the DealerTrack network and the number of active dealers submitting applications. Lender to dealer relationships are counted by pair. For example, one lender’s relationship with 50 dealerships is counted as fifty relationships; the next lender’s relationship with the same 50 dealership would bring our relationship count to 100. The number of lender to dealer relationships is impacted by both the loss of lenders or dealers. For example, if a lender goes out of business, exits indirect auto financing or reduces the number of dealers it does business with, our relationship count is negatively impacted by each of the dealers that are no longer doing business with that lender. If a dealer goes out of business our relationship count is also negatively impacted.

(5)	Represents the number of dealerships with a current subscription in the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period.

(8)	Represents net subscription revenue divided by subscribing dealers at the end of a given period in the DealerTrack and DealerTrack Canada networks.
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
Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory, and execute financing contracts electronically.
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
Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:
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
Financial assets measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Cash equivalents (1)	$137,463	$—	$—	$137,463
Short-term investments (2)	1,399	—	—	1,399
Long-term investments (3)	—	—	3,994	3,994

Total	$138,862	$—	$3,994	$142,856

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	As of September 30, 2009, Level 1 short-term investments include investments in tax-advantage preferred securities.

(3)	Level 3 long-term investments include $1.6 million in auction rate securities (ARS) invested in tax-exempt state government obligations that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity, if applicable. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also include $2.4 million of tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

The change in the carrying amount of Level 3 investments for the nine months ended September 30, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments	1,360
Realized gain on securities included in the statement of operations	716
Unrealized gain on securities recorded in other comprehensive income	368

Balance as of September 30, 2009	$3,994

Realignment of Workforce and Business
On January 5, 2009, we announced a realignment of our workforce and business aimed at sharpening our focus on high growth opportunities and to reflect current market conditions. To do this, we reduced our workforce by approximately 90 people, or 8% of our total employees, including several executive and senior-level positions. As a result of the realignment, we incurred total restructuring costs during the three months ended March 31, 2009 of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense.
The table below sets forth the significant cash components and activity associated with the realignment of workforce and business under the restructuring program for the nine months ended September 30, 2009 (in thousands):

	Balance as of			Balance as of
	January 1,			September 30,
	2009	Charges	Cash Payments	2009
Severance	$—	$2,689	$2,689	$—
Other benefits	—	155	155	—

Total	$—	$2,844	$2,844	$—

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
Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes during the three and nine months ended September 30, 2009, except as noted below, to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 24, 2009 and amended on April 30, 2009 and September 24, 2009.
In December 2007, the FASB issued principles and standards which retained the previous fundamentals of accounting for business combinations, but revised certain principles, including the definition of a business, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. We have adopted the revised business combination standard as of January 1, 2009.

Results of Operations
The following table sets forth, for the periods indicated, the selected consolidated statements of operations:

	Three Months September 30,				Nine Months September 30,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
	$ Amount	Revenue	$ Amount	Revenue	$ Amount	Revenue	$ Amount	Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$58,809	100.0%	$60,525	100.0%	$172,379	100.0%	$188,014	100.0%

Operating expenses:
Cost of revenue	28,665	48.7	27,940	46.1	86,638	50.3	84,431	44.9
Product development	3,391	5.8	2,875	4.8	11,037	6.4	9,101	4.9
Selling, general and administrative	25,471	43.4	26,654	44.0	83,069	48.1	84,396	44.9

Total operating expenses	57,527	97.9	57,469	94.9	180,744	104.8	177,928	94.7

Income (loss) from operations	1,282	2.1	3,056	5.1	(8,365)	(4.8)	10,086	5.3
Interest income	194	0.3	1,105	1.8	937	0.5	3,813	2.0
Other income	1	—	142	0.2	53	—	142	0.1
Interest expense	(27)	—	(87)	(0.1)	(153)	—	(253)	(0.1)
Realized (loss) gain on securities	—	—	(5,664)	(9.4)	1,393	0.8	(5,664)	(3.0)

Income (loss) before benefit (provision) for income taxes	1,450	2.4	(1,448)	(2.4)	(6,135)	(3.5)	8,124	4.3
(Provision) benefit for income taxes, net	(1,665)	(2.8)	(1,155)	(1.9)	2,482	1.4	(5,323)	(2.8)

Net (loss) income	$(215)	(0.4)%	$(2,603)	(4.3)%	$(3,653)	(2.1)%	$2,801	1.5%

Three Months Ended September 30, 2009 and 2008
Revenue

	Three Months Ended September 30,
	2009	2008
Transaction services revenue	$25,483	$33,007
Subscription services revenue	28,978	23,797
Other	4,348	3,721

Total net revenue	$58,809	$60,525

Total net revenue decreased $1.7 million, or 3%, to $58.8 million for the three months ended September 30, 2009 from $60.5 million for the three months ended September 30, 2008.
Transaction Services Revenue. Transaction services revenue decreased $7.5 million, or 23%, to $25.5 million for the three months ended September 30, 2009 from $33.0 million for the three months ended September 30, 2008. The decrease was primarily due to the decline in the volume of transactions processed through the DealerTrack network to 13.8 million for the three months ended September 30, 2009 from 19.2 million for the three months ended September 30, 2008, which was impacted by the 33% decrease in our number of lender to dealer relationships (LDR) to 120,305, as of September 30, 2009, from 179,102, as of September 30, 2008. The decrease in LDR is primarily due to lenders continuing to exit the auto financing market, lenders limiting the number of dealers they lend through and dealership closings. The 28% decrease in transaction volume resulted in a $10.0 million reduction in revenue for the three months ended September 30, 2009. The ongoing tightening of the credit market together with the continual decline in vehicle sales has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $10.0 million related to the decrease in transaction volume was offset by a $2.5 million increase in the average transaction price to $1.85 for the three months ended September 30, 2009 from $1.72 for the three months ended September 30, 2008. A contributing factor to the increase in average transaction price was the 12% increase in financing source customers active in our network to 790 as of September 30, 2009 from 706 as of September 30, 2008. The additional 84 financing source customers added are generally lower transaction volume customers with higher price per application tiers. Also, with lower transactions lenders were generally in a higher transaction price tier.

Subscription Services Revenue. Subscription services revenue increased $5.2 million, or 22%, to $29.0 million for the three months ended September 30, 2009 from $23.8 million for the three months ended September 30, 2008. Subscription services revenue growth was the result of a 24% increase in the average monthly spend per subscribing dealer to $692 for the three months ended September 30, 2009 from $557 for the three months ended September 30, 2008. The increase in average monthly spend per subscribing dealer was positively impacted by the acquisition of AAX, the success of our DMS solution, our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate. These factors contributed $5.2 million to the increase in subscription services revenue, which includes $4.6 million related to acquisitions.
Operating Expenses

	Three Months Ended September 30,
	2009	2008
Cost of revenue	$28,665	$27,940
Product development	3,391	2,875
Selling, general and administrative	25,471	26,654

Total operating expenses	$57,527	$57,469

Cost of Revenue. Cost of revenue increased $0.7 million, or 3%, to $28.6 million for the three months ended September 30, 2009 from $27.9 million for the three months ended September 30, 2008. The $0.7 million increase was primarily the result of increased compensation and related benefit costs of $0.4 million due to increased bonus and other discretionary compensation, $0.5 million in temporary labor relating to our digital contract business, $0.5 million in compensation related to an increase in installation headcount and hardware costs associated with our DMS product offering and $0.8 million in cost of revenue for third party data and other costs related to our Sales and Inventory Management solutions, offset by a decrease in amortization of intangible assets of approximately $0.5 million resulting from fully amortized acquired intangibles, $0.4 million in software amortization and depreciation charges and a decrease in revenue share of $0.6 million as a result of decreased revenue.
Product Development Expenses. Product development expenses increased $0.5 million, or 18%, to $3.4 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008. The $0.5 million increase was primarily a result of increased compensation and related benefit costs of $0.4 million due to increased bonus and other discretionary compensation.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million, or 4% to $25.5 million for the three months ended September 30, 2009 from $26.7 million for three months ended September 30, 2008. The $1.2 million decrease in selling, general and administrative expenses was primarily the result of decreased professional fees of $1.4 million related primarily to litigation, a decrease in marketing and travel related expenses of $0.4 million due to continued cost containment efforts, offset by an increase of $1.0 million of contingent earn-out compensation expense relating to AutoStyleMart acquisition (Refer to Note 8 for further information).
Interest Income

	Three Months Ended September 30,
	2009	2008
Interest income	$194	$1,105
Interest income decreased $0.9 million to $0.2 million for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008. The $0.9 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.4% for the three months ended September 30, 2009 from approximately 2.4% for the three months ended September 30, 2008.

Realized Loss on Securities

	Three Months Ended September 30,
	2009	2008
Realized loss on securities	$—	$(5,664)
We measured the fair value of our auction rate securities as of September 30, 2008, and determined that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result, we recognized a $5.7 million impairment charge for the three months ended September 30, 2008.
Provision for Income Taxes, Net

	Three Months Ended September 30,
	2009	2008
Provision for income taxes, net	$(1,665)	$(1,155)
The provision for income taxes for the three months ended September 30, 2009 of $1.7 million consisted primarily of $0.1 million of federal income tax benefit offset by $0.4 million of state income tax expense, and $1.4 million of tax expense for our Canadian subsidiary. The provision for income taxes for the three months ended September 30, 2008 of $1.2 million consisted primarily of $0.4 million of federal tax expense, $1.3 million of tax expense for our Canadian subsidiary, offset by a state and local income tax benefit of $0.5 million. Included in tax expense for our Canadian subsidiary for the three months ended September 30, 2009 and 2008 is $0.2 million and $0.3 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 16.6% and 21.8 % impact on the effective tax rate for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate for the three months ended September 30, 2009 is 114.9% compared with 27.4% for the three months ended September 30, 2008. The effective tax rate for the third quarter is inconsistent with historical effective rates due to the small amount of pretax income for the period. The effective rate increased due to a change in a valuation allowance due to potentially unrealizable Foreign Tax Credits.
Nine Months Ended September 30, 2009 and 2008
Revenue

	Nine Months Ended September 30,
	2009	2008
Transaction services revenue	$74,169	$107,495
Subscription services revenue	85,949	69,060
Other	12,261	11,459

Total net revenue	$172,379	$188,014

Total net revenue decreased $15.6 million, or 8%, to $172.4 million for the nine months ended September 30, 2009 from $188.0 million for the nine months ended September 30, 2008.
Transaction Services Revenue. Transaction services revenue decreased $33.3 million, or 31%, to $74.2 million for the nine months ended September 30, 2009 from $107.5 million for the nine months ended September 30, 2008. The decrease was primarily due to the decline in the volume of transactions processed through the DealerTrack network to 41.3 million for the nine months ended September 30, 2009 from 65.4 million for the nine months ended September 30, 2008, which was impacted by the 33% decrease in our number of lender to dealer relationships (LDR) to 120,305, as of September 30, 2009, from 179,102, as of September 30, 2008. The decrease in LDR is primarily due to lenders continuing to exit the auto financing market, lenders limiting the number of dealers they lend through and dealership closings. The 37% decrease in transaction volume resulted in a $43.3 million reduction in revenue for the nine months ended September 30, 2009. The ongoing tightening of the credit market together with the continual decline in vehicle sales has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $43.3 million related to the decrease in transaction volume was offset by a $9.8 million increase in the average transaction price to $1.80 for the nine months ended September 30, 2009 from $1.65 for the nine months ended September 30, 2008. A contributing factor to the increase in average transaction price was the 12% increase in financing source customers active in our network to 790 as of September 30, 2009 from 706 as of September 30, 2008. The additional 84 financing source customers added are generally lower transaction volume customers with higher price per application tiers. Also, with lower transactions lenders were generally in a higher transaction price tier.

Subscription Services Revenue. Subscription services revenue increased $16.8 million, or 24%, to $85.9 million for the nine months ended September 30, 2009 from $69.1 million for the nine months ended September 30, 2008. Subscription services revenue growth was the result of a 27% increase in the average monthly spend per subscribing dealer to $684 for the nine months ended September 30, 2009 from $539 for the nine months ended September 30, 2008. The increase in average monthly spend per subscribing dealer was positively impacted by the acquisition of AAX, the success of our DMS solutions, our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate. These factors contributed $16.8 million to the increase in revenue, which includes $12.6 million related to acquisitions.
Operating Expenses

	Nine Months Ended September 30,
	2009	2008
Cost of revenue	$86,638	$84,431
Product development	11,037	9,101
Selling, general and administrative	83,069	84,396

Total operating expenses	$180,744	$177,928

Cost of Revenue. Cost of revenue increased $2.2 million, or 3%, to $86.6 million for the nine months ended September 30, 2009 from $84.4 million for the nine months ended September 30, 2008. The $2.2 million increase was primarily the result of increased compensation and related benefit costs of $3.1 million due to increased bonus, other discretionary compensation, including $0.4 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, coupled with increased technology expense of $1.5 million which includes hosting expenses, technology support, and other consulting expenses, $0.5 million in software amortization and depreciation charges, $0.9 million in cost of revenue for third party costs related to our Compliance solution, $0.5 million in compensation related to an increase in installation headcount and hardware costs associated with our DMS product offering and $1.8 million in cost of revenue for third party data and other costs related to our Sales and Inventory Management solutions, offset by a decrease in amortization of intangible assets of approximately $4.3 million resulting from fully amortized acquired intangibles, a decrease in revenue share of $1.3 million, a decrease in cost of revenue from eContracting of $0.4 million due to a decrease in revenue, and a decrease of $0.2 million in marketing expenses due to continued cost containment efforts.
Product Development Expenses. Product development expenses increased $1.9 million, or 21%, to $11.0 million for the nine months ended September 30, 2009 from $9.1 million for the nine months ended September 30, 2008. The $1.9 million increase was primarily a result of increased compensation and related benefit costs of $1.6 million due primarily to increased bonus and other discretionary compensation, including $0.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 2%, to $83.1 million for the nine months ended September 30, 2009 from $84.4 million for nine months ended September 30, 2008. The $1.3 million decrease in selling, general and administrative expenses was primarily the result of a decrease in professional fees of $7.6 million related primarily to litigation, $0.5 million in public company costs related primarily to recruiting fees paid in 2008 to search for a new member for the board of directors, a decrease in public company compliance costs as a result of hiring internal resources rather than using consultants and a decrease in printing related costs, a decrease in marketing and travel related expenses of $1.4 million due to continued cost containment efforts, offset by increased compensation and related benefit costs of approximately $3.2 million primarily due to increased bonus, other discretionary compensation, including $2.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009, $3.5 million in increased stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, $0.5 million in depreciation expense and an increase of $1.0 million of contingent earn-out compensation expense relating to AutoStyleMart acquisition (Refer to Note 8 for further information).
Interest Income

	Nine Months Ended September 30,
	2009	2008
Interest income	$937	$3,813

Interest income decreased $2.9 million to $0.9 million for the nine months ended September 30, 2009 from $3.8 million for the nine months ended September 30, 2008. The $2.9 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.9% for the nine months ended September 30, 2009 from approximately 2.5% for the nine months ended September 30, 2008.
Realized Gain (Loss) on Securities

	Nine Months Ended September 30,
	2009	2008
Realized gain (loss) on securities	$1,393	$(5,664)
For the nine months ended September 30, 2009, the realized gain of $1.4 million is primarily due to a $0.9 million gain realized on the sale of a preferred security during the second quarter of 2009.
We measured the fair value of our auction rate securities as of September 30, 2008, and determined that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result we recognized a $5.7 million impairment charge for the nine months ended September 30, 2008.
Benefit (Provision) for Income Taxes, Net

	Nine Months Ended September 30,
	2009	2008
Benefit (provision) for income taxes, net	$2,482	$(5,323)
The benefit for income taxes for the nine months ended September 30, 2009 of $2.5 million consisted primarily of $4.7 million of federal income tax benefit and $0.9 million of state income tax benefit, offset by $3.1 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the nine months ended September 30, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states. This has a 17.4% impact on the effective tax rate for the nine months ended September 30, 2009. The provision for income taxes for the nine months ended September 30, 2008 of $5.3 million consisted primarily of $2.0 million of federal tax expense, $3.3 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the nine months ended September 30, 2009 and 2008 is $0.6 million and $1.0 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 9.2% and 12.3% impact on the effective tax rate for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate for the nine months ended September 30, 2009 is 40.5% compared with 65.5% for the nine months ended September 30, 2008.
Liquidity and Capital Resources
Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, and capitalized software and web site development costs, for the nine months ended September 30, 2009 were $16.7 million, of which $14.2 million was paid in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, but future acquisitions or other strategic initiatives may require us to incur or seek additional financing.
As of September 30, 2009, we had $189.6 million of cash and cash equivalents, $1.4 million in short-term investments, $4.0 million in non-current investments and $189.8 million in working capital, as compared to $155.5 million of cash and cash equivalents, $43.3 million in short-term investments, $4.4 million in non-current investments and $197.8 million in working capital as of December 31, 2008.
On January 23, 2009, we acquired the AAX suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million in cash, net of a $1.7 million purchase price adjustment. We expensed approximately $0.5 million of professional fees associated with the acquisition during the nine months ended September 30, 2009. Please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Under the terms of the merger agreement with AutoStyleMart, Inc., we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of September 30, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The additional consideration of $1.0 million was deemed compensation for services, as payment was contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million was recorded as a selling, general and administrative expense for the three months ended September 30, 2009. As of September 30, 2009, it has been determined that the operational targets related to the remaining $10.0 million in contingent payment obligations are not yet probable of being achieved. Any future amounts deemed probable in the future will also be recorded as a selling, general and administrative expense.

Under the terms of the merger agreement with Curomax Corporation, we had future contingent payment obligations of up to $1.8 million in cash based upon the achievement of certain operational targets over the subsequent twenty-four months. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability and additional goodwill of approximately $1.8 million. The additional consideration of $1.8 million was paid in the first quarter of 2009.
In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There is additional contingent consideration of $11.3 million that may be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. Total amount of additional consideration paid was $1.9 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet. The remaining potential contingent consideration as of September 30, 2009 is $9.4 million.
The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$32,125	$44,330
Net cash (used in) provided by investing activities	$(4,060)	$84,246
Net cash provided by (used in) financing activities	$3,546	$(42,779)
Operating Activities
Net cash provided by operating activities of $32.1 million for the nine months ended September 30, 2009 was primarily attributable to net loss of $3.7 million, which includes depreciation and amortization of $26.3 million, stock-based compensation expense of $14.0 million, an increase to the provision for doubtful accounts and sales credits of $6.5 million, an increase in accounts payable and accrued expenses of $7.5 million, partially offset by a deferred tax benefit of $4.8 million, a gain of $1.4 million realized on the sale or conversion of securities, a stock-based compensation windfall tax benefit of $2.0 million, an increase in prepaid expenses and other current assets of $1.2 million, and an increase in accounts receivable of $8.7 million due to an increase in subscription revenues and the acquisition of AAX. Net cash provided by operating activities of $44.3 million for the nine months ended September 30, 2008 was primarily attributable to net income of $2.8 million, which includes depreciation and amortization of $29.4 million, amortization of stock-based compensation of $10.4 million, an increase to the provision for doubtful accounts and sales credits of $6.0 million, an impairment recognized on auction rate securities of $5.7 million, and an increase to deferred revenue and other current liabilities of $1.0 million, and an increase in other long-term liabilities of $2.1 million, partially offset by a decrease in accounts payable and accrued expenses of $5.6 million, a deferred tax benefit of $1.9 million, a stock-based compensation windfall tax benefit of $0.4 million, an increase in prepaid expenses and other current assets of $1.0 million, and an increase in accounts receivable of $4.6 million due to an overall increase in revenue.
Investing Activities
Net cash used in investing activities of $4.1 million for the nine months ended September 30, 2009 was primarily attributable to the sale of short-term investments of $44.6 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of the ALG additional purchase consideration of $1.9 million, capital expenditures of $4.2 million, capitalized software and web site development costs of $10.0 million. Net cash provided by investing activities of $84.2 million for the nine months ended September 30, 2008 was primarily attributable to the net sale of investments of $99.2 million offset by capital expenditures of $4.9 million, capitalized software and web site development costs of $6.8 million, and the payment for net assets acquired of $3.5 million.
Financing Activities
Net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2009 was primarily attributable to net proceeds received from employee stock purchases under our employee stock purchase plan of $0.7 million, the exercise of employee stock options of $2.2 million and stock-based compensation windfall tax benefit of $2.0 million, partially offset by payment for shares surrendered for taxes of $0.4 million related to restricted stock vesting, and principal payments on notes payable of $0.6 million. Net cash used in financing activities of $42.8 million for the nine months ended September 30, 2008 was primarily attributable to the repurchase of 2.6 million shares of common stock for an aggregate price of approximately $44.7 million, offset by the net proceeds received from employee stock purchases under our employee stock purchase plan of $1.4 million and the exercise of employee stock options of $0.9 million.
Contractual Obligations
As of September 30, 2009, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and amended on April 30, 2009 and September 24, 2009, except as set forth below.

In connection with the acquisition of AAX on January 23, 2009, we assumed an operating lease for approximately 29,000 square feet of office space in Dallas, Texas. Under the terms of the lease agreement we are required to pay annual rent expense of approximately $0.6 million through the expiration of the lease on July 31, 2012.
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
Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and further declined in 2009. General Motors (GM), which filed for bankruptcy on June 1, 2009, has stated that they notified approximately 1,124 dealers prior to their bankruptcy filing that one or more of their franchise licenses would be terminated by October 2010 and there are industry reports that approximately an additional 450 dealers may be terminated. In addition, GM announced on September 30, 2009 that it would shut down its Saturn division by next year after efforts to sell the brand failed. There are approximately 350 Saturn dealerships in the United States. Chrysler, which filed for bankruptcy on May 1, 2009, has announced dealer reduction as a major aim, and 789 of its dealerships’ franchise agreements were terminated on June 9, 2009. We cannot predict if the reduction of GM’s and Chrysler franchises will be limited to the dealers that have received notice to date. In addition, while Chrysler closures were made public, GM has yet to publicly release the specific dealers impacted. Therefore, we cannot predict the timing and impact these dealership reductions will have on our subscription products. As of September 30, 2009, approximately 1,562 Chrysler dealers and 3,006 GM dealers, which include 206 Saturn dealers, had subscriptions for one or more of our products. The elimination by GM and Chrysler of dealers with subscription products has lead to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.
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
Interest Rate Exposure
As of September 30, 2009, we had cash, cash equivalents, short-term investments and long-term investments of $195.0 million invested in money market instruments, municipal notes, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may negatively impact future reported operating results and earnings per share.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.
DealerTrack, Inc. v. Finance Express et al., CV-06-2335; DealerTrack Inc. v. RouteOne and Finance Express et al., CV-06-6864; and DealerTrack Inc. v. RouteOne and Finance Express et al., CV-07-215
On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (Finance Express), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the U.S. Patent No. 5,878,403 (the ’403 Patent) Patent and the 6,587,841 (the ’841 Patent). Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.
On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne, David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ’403 Patent and the ’841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.
On February 20, 2007, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne), David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-07-215 (CWx). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of U.S. Patent No. 7,181,427 (the ’427 Patent). On April 13, 2007 and April 17, 2007, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the ’427 Patent.
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
On July 8, 2009, the court held Claims 1-4 of DealerTrack’s patent 7,181,427 was invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment. On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. On October 29, 2009, the Federal Circuit granted a motion to stay briefing until the disposition of In re Bilski.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 24, 2009 and amended on April 30, 2009 and September 24, 2009, that could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations. There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and amended on April 30, 2009 and September 24, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
From time to time, in connection with the vesting of restricted common stock under our incentive award plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock.
The following table sets forth the repurchases for the three months ended September 30, 2009:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2009	837	$16.24	n/a	n/a
August 2009	254	$19.43	n/a	n/a
September 2009	—	$—	n/a	n/a

Total	1,091

Item 5. Other Information
On November 3 and 4, 2009, each of our named executive officers entered into an Amendment No. 2 to Amended and Restated Executive Employment Agreement which modified the calculation of the bonus payout upon termination in order to comply with Section 162(m).. Please see the agreements attached as Exhibits 10.1 to 10.3 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

Exhibit
Number	Description of Document

10.1	Amendment No. 2 To Amended And Restated Executive Employment Agreement by and between Mark F. O’Neil and DealerTrack Holdings, Inc., dated as of November 3, 2009.

10.2	Amendment No. 2 To Amended And Restated Executive Employment Agreement by and between Eric D. Jacobs and DealerTrack Holdings, Inc., dated as of November 3, 2009.

10.3	Amendment No. 2 To Amended And Restated Executive Employment Agreement by and between Rajesh Sundaram and DealerTrack Holdings, Inc., dated as of November 4, 2009.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DealerTrack Holdings, Inc. (Registrant)
Date: November 4, 2009	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1	Amendment No. 2 To Amended And Restated Executive Employment Agreement by and between Mark F. O’Neil and DealerTrack Holdings, Inc., dated as of November 3, 2009.

10.2	Amendment No. 2 To Amended And Restated Executive Employment Agreement by and between Eric D. Jacobs and DealerTrack Holdings, Inc., dated as of November 3, 2009.

10.3	Amendment No. 2 To Amended And Restated Executive Employment Agreement by and between Rajesh Sundaram and DealerTrack Holdings, Inc., dated as of November 4, 2009.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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