Form 10-K
period 2009-12-31
DealerTrack Holdings, Inc.
filed 2010-02-24
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $679 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $16.99 per share).

     As of February 1, 2010, 40,070,756 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

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

Overview

DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 800 lenders.  Our dealer management system (DMS) provides dealers with easy-to-use tools with real-time data access that will streamline any automotive business. With our inventory management solution (DealerTrack AAX), dealers get better data along with the tools to make smarter, more profitable inventory decisions. Our sales and finance and insurance (F&I) solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data, accessories and consulting services providers, Automotive Lease Guide (ALG) and Chrome Systems (Chrome).

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

Our Market

Historically, dealers had traditionally relied upon fax and mail delivery methods for processing their financing and insurance offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing or insurance. For example, legacy paper systems required the consumer to fill out a paper credit application for each of the lenders to which he or she applied. The dealer then faxed the credit application to each lender and awaited a series of return faxes. When a lender approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the lender via mail or overnight courier. The lender then manually checked the contract for any errors or omissions and if the contract or ancillary documents were accurate and complete, the lender paid the dealer for the assignment of the contract. The cumbersome nature of this process can limit the range of options available to consumers and delay the availability of financing. In addition, the sale of insurance and warranty products can be hindered by dealers consulting out-of-date paper program catalogues and not being aware of all of the insurance programs and other aftermarket sales opportunities available to offer the consumer.

Dealers have also employed technology to address inefficiencies in a variety of their other traditional workflow processes. For example, dealers have made significant investments in DMS software to streamline their back office functions, such as accounting, inventory, communications with manufacturers, parts and service, and have deployed customer relationship management (CRM) software to track consumer behavior and maintain active post-sale relationships with consumers to increase aftermarket sales and future automobile sales. However, these DMS and CRM software systems typically reside within the physical dealership and have not historically been fully integrated with each other, resulting in new inefficiencies. These inefficiencies slow the sales and customer management process, as different and sometimes contradictory information is recorded on separate systems. In addition, key information about the consumer may not be provided to the salesperson on the sales floor although it may exist in one of the dealers’ systems.

     In contrast to most dealer legacy systems, our low cost, high value web-based solutions are generally open and flexible. Our network improves efficiency and reduces processing time for dealers, lenders, and other participants, and integrates the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers. We primarily generate revenue on either a transaction or subscription basis, depending on the customer and the product or service provided.

 DealerTrack also addresses the inefficiencies in the process in which dealers manage their used vehicles. The procedures to appraise, accept trade ins, market, source and dispose of vehicles have generally been manual procedures not supported by sophisticated technology. DealerTrack AAX assists a dealerships’ need to more effectively manage its used vehicle inventory and increase profits at the same time.

Our Customers

     We believe our suite of integrated on-demand software addresses many of the inefficiencies in the automotive retail value chain and delivers benefits to dealers, lenders, OEM’s, aftermarket providers, and other service and information providers.

  Dealers

     We offer franchised and independent dealers a suite of low-cost on-demand DMS, inventory management, sales, F&I and compliance solutions that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles.

     Our automated, web-based credit application-processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each lender to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple lenders and obtain credit decisions quickly and efficiently. This service is free to our dealer customers.

     We offer a comprehensive DMS, allowing dealers to manage functions across their entire business, and a complete suite of other subscription solutions that complement our credit application processing product, allowing dealers to integrate and better manage their business processes. We offer a compliance solution that helps dealers comply with red flags regulations and offers reporting functions. Additionally, DealerTrack AAX helps dealers manage their inventory and pricing and our sales and F&I solutions streamline the vehicle and aftermarket sales processes.  Included in our sales and F&I solutions are products that allow dealers and consumers to complete finance contracts electronically, which a dealer can then transmit to participating lenders for funding, further streamlining the financing process and reducing transaction costs for both dealers and lenders. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles.

  Lenders

     Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. We also offer a contract-processing solution, which can provide lenders with retail automotive contracts and related documents in a digital or electronic format. We believe our solutions significantly streamline the financing process and improve the efficiency and/or profitability of each financing transaction. We electronically transmit complete credit application and contract data, reducing costs and errors and improving efficiency for both prime and non-prime lenders. We also believe that our credit application processing product enables our lender customers to increase credit originations. Our network is configured to enable our lender customers to connect easily with dealers with whom they can establish new business relations. We believe that lenders that utilize our solutions experience a significant competitive advantage over lenders that rely on the legacy paper and fax processes.

  OEM’s

We offer vehicle manufacturers comprehensive technology and consulting solutions to improve brand health, increase vehicle and accessories sales, and streamline interactions with franchised dealerships. Our solutions help improve residual vehicle values and consumer brand perception with automotive OEM consulting services and tools from ALG. Our solutions boost the selling power of a dealer website and maximize accessories sales with fully functional and customizable build, price and competitive-comparison solutions from Chrome. In addition, DealerTrack DMS streamlines manufacturer interactions by integrating warranty claims, part orders and returns, and financial statement submission.

  Aftermarket Providers

The DealerTrack Aftermarket Network™ gives dealers access to real-time contract rating information and quote generation, and provides digital contracting for aftermarket products and services. The aftermarket sales and contracting process was previously executed through individual aftermarket providers’ websites or through a cumbersome paper-based process prone to frequent delays and errors. Our on-demand connection between dealers and aftermarket providers creates a faster process, improves accuracy, and eliminates duplicate data entry for both dealers and aftermarket providers. We believe this more efficient process combined with the use of our on-demand electronic menu product makes it possible for dealers to more effectively sell aftermarket products and services.

  Other Service and Information Providers

     We believe that our software as a service model is a superior method of delivering products and services to our customers. Our web-based solutions enable third-party service and information providers to deliver their products and services more broadly and efficiently, which increases the value of our integrated solutions to our dealer customers. We believe we offer our third-party service and information providers a secure and efficient means of delivering their data to our dealer and lender customers. For example, the credit reporting agencies can provide dealers with consumers’ credit reports electronically and integrate the delivery of the prospective consumers’ credit reports with our credit application processing and other products. Additionally, our inventory management solution integrates real time pricing data and wholesale auction data to give dealers access to available market information.

Our Web-based Network

     Our web-based network is independent and does not give any single lender preference over any other lender. Each dealer sees its individualized list of available lenders listed alphabetically, based on our proprietary matching process, and can transmit credit application information simultaneously to multiple lenders that they select. Lenders’ responses to requests for financing through our network are presented back to the dealer in their order of response.

Our Growth Strategy

     Our growth strategy is to leverage our position as a leading provider of on-demand software solutions to the U.S. and Canadian automotive retail industries. Key elements of our growth strategy are:

  Expand Our Customer Base

     We intend to increase our market penetration by expanding our automotive dealer and lender customer base through the efforts of our direct sales force. While as of December 31, 2009 we had over 800 active lender customers in the United States, we will focus on adding select regional banks, credit unions, financing companies, and the captive financing affiliates of automotive manufacturers to our network. We also intend to increase the number of other service and information providers in our networks by adding, among others, insurance and other aftermarket service providers. Additionally, we have increased our installation capacity for our DMS business in order to expand our customer base for that solution.

  Sell Additional Products and Services to Our Existing Customers

     We believe that a significant market opportunity exists for us to sell additional products and services to our approximately 17,000 active dealer customers that utilize our credit application processing product, and have purchased one or more of our subscription-based products or services. Similarly, the over 800 lenders that utilize our U.S. credit application processing network represent a market opportunity for us to sell our electronic and digital contracting solutions.

  Expand Our Offerings

     We expect to expand our suite of products and services to address the evolving needs of our customers. We market our products as four integrated solutions: DMS, Inventory Management, Sales and F&I, and Compliance. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, lenders and other service and information providers. For example, we expanded our DMS solution through the integration of OEM dealer communication systems specifically for Audi, Hyundai, and Kia, provided significant enhancements for Honda and General Motors in the United States and introduced our DMS in Canada. We are committed to being an open technology partner with our dealers and further integrating our solutions with third parties to meet their needs. We also are continuing to add reporting capability to our compliance solution and third-party integrations to our inventory management solution.

  Pursue Acquisitions and Strategic Alliances

     We have augmented the growth of our business by completing strategic acquisitions. In executing our acquisition strategy, we have focused on identifying businesses that we believe will increase our market share or that have products, services and technology that are complementary to our product and service offerings. We believe that our success in completing these acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships and accelerate our growth. We intend to continue to grow and advance our business through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our networks, strengthen technology offerings and/or increase our market share.

Our Solutions

DealerTrack markets its dealer-facing solutions under the DealerTrack Performance Suite umbrella brand. The solutions fit within four categories: DMS, Inventory, Sales and F&I, and Compliance.

Solutions	Products and Services	Subscription/Transaction
Dealer Management System (DMS) Solution:	• DealerTrack DMS	• Subscription

Inventory Management Solutions:	• DealerTrack AAX ®	• Subscription

Sales and F&I Solution:	• DealerTrack credit application network (On-line credit application processing platform and credit bureau access platform)	• Transaction
	• SalesMaker ™	• Subscription
	• BookOut	• Subscription
	• DealerTrack eMenu™	• Subscription
	• DealerTrack Aftermarket Network™	• Transaction
	• DealerTrack eContracting ™	• Subscription and Transaction
	• eDocs (for lenders)	• Transaction
	• DealTransfer ®	• Subscription

Compliance Solution:	• DealerTrack Compliance Solution™	• Subscription
	• DealerTrack eMenu™	• Subscription

Each of our four integrated solutions are supported by our Data Services, which include ALG Data Services, Chrome New Vehicle Data, Chrome VIN Match, Chrome Construct, Automotive Description Services, Chrome IQ, Chrome BookLink, Chrome Carbook Showroom ®, PC Carbook ®, Carbook Fleet Edition, Chrome Accessories Solution and Chrome Interactive Media. We generally charge our customers a subscription fee to use these products.

     We generally charge dealers a monthly subscription fee for each of our solutions. A transaction fee is generally charged to our lender customers for each credit application that dealers submit to them and for each financing contract executed via our electronic contracting and digital contract processing solution, as well as for any portfolio residual value analyses we perform for them. We charge a transaction fee to the dealer or credit report provider for each fee-bearing credit report accessed by dealers. We charge transaction fees to aftermarket providers for each aftermarket contract executed and delivered to them from our network.

  DMS Solution:

DealerTrack DMS —DealerTrack DMS is a dealer management system that gives dealers control of their business across every department. It is an open platform that allows dealers to integrate and manage all the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order, service price guides, vehicle inventory, contact management, payroll and personnel management.

  Inventory Management Solution:

DealerTrack AAX ® — DealerTrack AAX is a full-featured inventory system.  Dealers can identify high-profit, fast turning vehicles, quickly and easily adjust price to be more competitive.  The robust enterprise reporting is designed for multi-store inventory optimization.  Daily performance tracking is enabled by real time reporting and custom built inventory modeling.  Consulting services optimize inventory management and enhance product performance. The solution also includes functionality to help a dealer appraise vehicles, source vehicles and access vehicle pricing recommendations, vehicle performance scores, as well as dealership transactional history.

  Sales and F&I Solution:

A dealer can choose one or more of the sales and F&I solutions subscriptions as listed below:

DealerTrack credit application network — Our DealerTrack credit application network facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or multiple lenders and obtain credit decisions quickly and efficiently as well as pull credit bureau data. Generally, our dealer customers maintain active relationships with numerous lenders. We offer each lender customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease and reports of current financing rates and programs.

SalesMaker ™  — SalesMaker is a profit management system enabling dealers to search the hundreds of current lender programs in our database, and, within seconds, find the financing or lease program that is best for a consumer and the most profitable for the dealership. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing their own profit. In addition, dealers can quickly pre-qualify prospective consumers and then match the best lender program against their available inventory. SalesMaker represents the integration and enhancement of our previous DeskLink and FinanceWizard products.

BookOut — With BookOut, a dealer can quickly and easily look up used automobile values by year/make/model or vehicle identification number for use in the credit application process. We currently offer separate BookOut subscriptions for data provided by Black Book, Kelley Blue Book and NADA. These products facilitate the financing process by providing dealers with reliable valuation information about the relevant automobile. BookOut is also a product offering in the inventory management solution.

DealerTrack eMenu ™ — DealerTrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. DealerTrack eMenu is also a product offering in the compliance solution.

DealerTrack Aftermarket Network ™ — The DealerTrack Aftermarket Network provides real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network include extended service contracts, GAP, etch, credit life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network is fully integrated into the DealerTrack network, we expect both dealers and aftermarket providers will benefit from improved accuracy and elimination of duplicate data entry.

DealerTrack eContracting and eDocs — Our DealerTrack eContracting product allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to lenders that participate in eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process. Our eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate lender. Together, eDocs and eContracting enable lenders to create a 100% digital contract workflow.

DealTransfer® — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our DealerTrack credit application network with just a few mouse clicks. This allows dealers to avoid reentering transaction information once the information is on any of the dealer’s systems.

  Compliance Solution:

DealerTrack Compliance Solution ™ — DealerTrack compliance solution provides automotive dealers with a safe and reliable method to sign, store and protect customer and financing activity at the dealership. It also provides safeguards, such as limited access to sensitive information based on a user’s role and permission, to help reduce compliance risk by handling every customer financing deal consistently.

DealerTrack eMenu ™ — DealerTrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks.

  Data Services:

ALG Residual Value Guides — ALG Residual Value Guides are the industry standard for the residual value forecasting of vehicles. New car residual values are available in a national percentage guide, as well as regional dollar guides. Lenders and dealers use ALG Residual Value Guides as the basis to create leasing programs for new and used automotive leases.

ALG Data Services — ALG is the primary provider of vehicle residual value data to automotive industry participants, including manufacturers, banks and other lenders, desking software companies and automotive websites.

Chrome New Vehicle Data — Chrome New Vehicle Data identifies automobile prices, as well as the standard and optional equipment available on particular automobiles. Dealers provide Chrome’s data on their websites and lenders use the data in making financing decisions.

Chrome VINMatch — Chrome VINMatch converts a nondescript VIN, or Vehicle Identification Number, into a rich description of a vehicle.  Chrome’s vehicle descriptions allow dealers to get an accurate vehicle description and drill down to not only the year, make, and model, but unearthing engine type, fuel system, and even GVWR (Gross Vehicle Weight Ranges).

Chrome Construct — Chrome Construct combines vehicle research, configuration and comparison tools into a single web service. The data is provided and maintained by Chrome.

Chrome Automotive Description Service (ADS) and ChromeIQ — Chrome ADS is a web service that turns a VIN into a rich description of a vehicle, including prices, options, colors and standard equipment. Chrome IQ converts batches of VINs into rich vehicle descriptions.

Chrome BookLink— Chrome BookLink allows customers to quickly and easily map between Chrome's New Vehicle Data and a used book provider without having to implement, host, or update mapping tables.

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

Chrome Accessories Solution — Chrome Accessories Solution provides OEMs with a complete digital marketing and accessories sales system for their dealer network and websites. This includes a catalog of accessories with eCommerce capabilities for dealer websites and an in-showroom sales and fulfillment system.

International

     Our subsidiary, DealerTrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. Historically, we have provided our Canadian customers with only our credit application and contract processing products. In 2007, we began offering them select subscription products. For the year ended December 31, 2009, 2008 and 2007, our Canadian operations generated approximately 11%, 11% and 10% of our net revenue, respectively.

Technology

     Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Product development expense for the years ended December 31, 2009, 2008, and 2007 was $14.0 million, $11.7 million and $9.8 million, respectively. Our technology includes the following primary components:

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

  Partner Integration

     We believe that our on-demand model is a uniquely suited method of delivering our products and services to our customers. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently. Our lender integration and partner integration use XML encoded messages. We are a member of both Standards for Technology in Automotive Retail (STAR) and American Financial Services Association (AFSA) and are committed to supporting published standards as they evolve.

  Infrastructure

     Our technology infrastructure is hosted externally and consists of production sites and a disaster recovery site. The production site for the DealerTrack network and the DealerTrack DMS network are fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we employ system redundancy in order to minimize system downtime.

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

     We maintain a certification from Verizon Cybertrust Security, a leading industry security certification body, for the DealerTrack network. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our website’s perimeter defenses. As a result of this process, recommendations are made and implemented. The certification program requires continual monitoring and adherence to critical security policies and practices.

Customer Development and Retention

  Sales

     Our sales resources are focused on four primary areas: dealers, lenders, aftermarket providers, and other industry providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. Our dealer sales resources focus on selling our subscription-based products and services to dealers through field sales and telesales efforts, and also support the implementation of subscription-based and transaction-based products for dealers. Lender relationships are managed by a team that also focuses on adding more lenders to our DealerTrack credit application network and increasing the use of our eContracting and eDocs solutions. Relationships with our aftermarket providers are managed by a team that also focuses on adding more aftermarket providers to the network. Relationships with other providers (including automotive manufacturers) are managed across various areas of our organization.

  Training

     We believe that training is important to enhancing the DealerTrack brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet and in person at the dealership. In training our dealers, we emphasize utilizing our network to help them increase profitability and efficiencies.

  Marketing

     Our marketing strategy is to establish our brand as the leading provider of on-demand software solutions for dealers, lenders, OEM’s, aftermarket providers and other industry providers. Our marketing approach is to employ multiple off-line and on-line channels, targeted at key executives and other decision makers within the automotive retail industry, such as:

•	advertising in automotive trade magazines and other periodicals;

•	public relations through press releases and publication of news and thought leadership articles;

•	direct marketing employing mail and e-mail delivered to buyers and influencers in dealer and lender markets;

•	participation in industry events;

•	employing our website to offer services, and provide product and company information;

•	search marketing to increase visibility in search engine result pages; and

•	promotions and sponsorships on national and regional levels.

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

Customers

     Our primary customers are dealers and lenders. Our network of lenders includes national and regional prime, near prime and non-prime lenders; regional and local banks, captive lenders and credit unions. As of December 31, 2009, we had approximately 17,000 active dealers and over 800 lenders active in our network. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions, except for our U.S. DMS agreements, which have more flexible terms. Our initial agreements with our lender customers typically run for two years, with one-year automatic extensions. No customer represented more than 10% of our revenue for the year ended December 31, 2009.

Competition

     The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including AppOne, CUDL, Finance Express, Open Dealer Exchange, and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp., Volkswagen Credit and BMW Financial Services;

•	dealer management system providers, including ADP, Inc. and The Reynolds and Reynolds Company;

•	automotive retail sales desking providers, including ADP, Inc. and Market Scan Information Systems, Inc.;

•	vehicle configuration providers, including Autodata Solutions Company, R.L. Polk & Co. and JATO Dynamics, Inc.;

•	providers of services related to aftermarket products, including MenuVantage and the StoneEagle Group;

•	providers of inventory analytic tools, including First Look, LLC and vAuto, Inc., and;

•	providers of compliance solutions; including Compli and the three credit reporting agencies.

DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. In particular, RouteOne, a joint venture formed and controlled by Chrysler Financial Corporation (CFC), Ford Motor Credit Corporation (FMCC), General Motors Acceptance Corporation (GMAC) and Toyota Financial Services (TFS). RouteOne has relationships with CFC, FMCC and TFS and other affiliated captive lenders that are not part of our network and had an exclusive relationship with GMAC until February 10, 2010, when we entered into a strategic relationship with GMAC. Under the terms of the agreement, GMAC will be listed as a financing option on the DealerTrack credit application processing network. GMAC will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that GMAC elects to do business with.  GMAC will continue to accept credit applications through the RouteOne system. Additionally, on January 21, 2009, ADP, Inc. and Reynolds, announced a joint venture, Open Dealer Exchange, who may have the ability to build on its joint venture partner’s relationships in providing DMS software to over 80% of U.S. franchised dealers. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of product development and customer support.

Government Regulation

     The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other lenders, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, the Gramm-Leach-Bliley Act (the “GLB Act”), the FACT Act of 2003, the Federal Reserve Board’s regulations relating to consumer protection and privacy, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (“FTC”) Privacy Rule, Safeguards Rule, and Consumer Report Information Disposal Rule, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act (“FCRA”) and other state and local laws and regulations. In addition, entities such as the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the National Credit Union Administration and the FTC have the authority to promulgate rules and regulations that may impact our customers, which could place additional demands on us.

     The role of our products and services in assisting our customers’ compliance with these requirements depends on a variety of factors, including the particular functionality, interactive design, and classification of the customer. We are not a party to the actual transactions that occur in our network. Our lender, aftermarket provider and automotive dealer customers must assess and determine what applicable laws and regulations require of them and are responsible for ensuring that their use of our product and services conform to their regulatory needs.

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

     These laws and regulations restrict our customers’ ability to share nonpublic personal consumer information with non-affiliated companies, as well as with affiliates under certain circumstances. They also require certain standards for information security plans and operations, including standards for consumer information protection and disposal, and notices to consumers in the event of certain security breaches. If we, a lender, an aftermarket provider or a dealer experience a security breach resulting in unauthorized access to consumer information provided through our network, we may be subject to claims from such consumers or enforcement actions by state or federal regulatory authorities.

     Legislation is pending on the federal level and in most states that could impose additional duties on us relating to the collection, use or disclosure of consumer information, as well as obligations to secure that information. Currently, 46 states have laws mandating notices to affected consumers in the event of an actual or suspected unauthorized access to or use of information contained within our system. In December 2009, the U.S. House of Representatives passed a bill that would provide for a uniform national notice policy for security breaches. The FTC and federal banking regulators have also issued regulations requiring regulated financial institutions to obtain certain assurances and contractual protections relating to the security and disposal of information maintained by service providers such as us.

     While we believe our current business model is consistent with existing laws and regulations, emerging case law and regulatory enforcement initiatives, as well as the passage of new laws and regulations, may limit our ability to use information to develop additional revenue streams in the future.

  Fair Credit Reporting Act

     The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that qualifies as a consumer report, and imposes requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information in their consumer reports or seek to obtain information involving theft of their identity. The communication or use of consumer report information in violation of the FCRA could, among other things, result in a provider of information or reseller of consumer reports being deemed a consumer reporting agency, which would subject the provider or reseller to all of the compliance requirements applicable to consumer reporting agencies contained in the FCRA and applicable regulations. Willful violations of the FCRA can result in statutory and punitive damages. A new regulation requiring creditors to give risk-based pricing notices to certain consumers whose credit score precluded them from getting the best terms for credit will take effect on January 1, 2011.

  State Laws and Regulations

     The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, almost all states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as consumer protection and unfair and deceptive trade practices. Recently, certain states have passed laws requiring specific security protections for maintaining or transmitting the personal information of state residents.

  Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

     In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically are obtained. The Revised Uniform Commercial Code Section 9-105 (“UCC 9-105”) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting (eContracting) product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to this effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

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

Industry Trends

     We are impacted by trends in both the automotive industry and the credit finance markets.  Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The tightening of the credit markets has caused a significant decline in the number of lending relationships between the various lenders and dealers available through our network as dealers and financing sources have exited the market, as well as reduced the total number of vehicles financed. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 have been the worst years for selling vehicles since 1982 and while automobile sales are expected to increase in 2010, they will remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors have filed and emerged from bankruptcy in the past year. This has had a significant impact on their franchised dealers both in terms of dealer closing and the financial viability of their remaining dealers. Toyota has suffered significant recalls that have limited its ability to sell new vehicles for a period of time and potentially decreased the value of Toyota used vehicles, whose impact on its dealer base remains to be seen. Additionally, the impact of the federal government’s Cash for Clunkers program, which occurred during the third quarter of 2009, continued to be felt by us during the fourth quarter with respect to both new and used car sales.  The approximately 700,000 in auto sales from the program resulted in a slight pull forward of new car demand from the fourth quarter into the third quarter and a sharp decline in used car sales during the fourth quarter due in large part to the fact that cars traded in for the Cash for Clunkers program had to be destroyed, not resold, and therefore supply of used cars was reduced.  In addition, the supply of used cars was negatively affected as some dealers faced cash flow issues due to the difficulty in collecting the $3 billion in Cash for Clunker program reimbursements from the government in a timely fashion, and were therefore unable to buy as many used cars at auction. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could impair the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write-off some of our goodwill or long-lived assets if these conditions worsen for a period of time.

Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2008 and further declined in 2009. General Motors (GM), which filed for bankruptcy on June 1, 2009, has stated that it notified approximately 1,124 dealers prior to their bankruptcy filing that one or more of their franchise licenses would be terminated by October 2010 and there are industry reports that approximately an additional 450 dealers may be terminated. In addition, GM announced on September 30, 2009 that it would shut down its Saturn division by next year after efforts to sell the brand failed. There are approximately 350 Saturn dealerships in the United States. Chrysler, which filed for bankruptcy on May 1, 2009, had announced dealer reduction as a major aim, and 789 of its dealerships’ franchise agreements were terminated on June 9, 2009. We cannot predict if the reduction of GM’s and Chrysler franchises will be limited to the dealers that have received notice to date. In addition, while Chrysler closures were made public, GM has yet to publicly release the specific dealers impacted. While recent federal legislation allowing for terminated GM and Chrysler dealers to seek reinstatement may reduce the impact of the bankruptcies on the GM and Chrysler franchised dealers on our business, it is unknown what, if any, effect such legislation will have. As a result of these factors, we cannot predict the timing and impact these dealership reductions will have on our subscription products. As of December 31, 2009, approximately 1,522 Chrysler dealers and 2,905 GM dealers, which include 181 Saturn dealers, had subscriptions for one or more of our products. The elimination by GM and Chrysler of dealers with subscription products has led to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.

Employees

     As of December 31, 2009, we had approximately 1,200 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

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

     Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by further reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of lender or automotive dealer customers that subscribe to our products and services or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could continue to adversely affect our lender and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. New car sales declined significantly in 2009 and are projected to only increase slightly in 2010.  Additionally, a certain number of our lender customers are dependent on continued access to the capital markets, which have contracted as of late, in order to fund their lending activities. These negative trends may result in our lenders further reducing the number of automobile dealers that they service or the number of contracts that they make which could result in a reduction in the number of credit applications that are processed through our network.  Additionally, due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2009 and is projected to further decline in 2010. A bankruptcy filing by a major automobile manufacturer would further accelerate this consolidation trend. To the extent that these dealers have subscription products, the consolidation will result in cancellation of those products. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debt.

Any such reductions in transactions or subscriptions or an increase in our bad debt could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to continue to compete effectively in our industry.

     Competition in the automotive retail technology industry is intense. The indirect automotive retail finance industry is highly fragmented and is served by a variety of entities, including DMS providers, web-based automotive finance credit application processors, the proprietary credit application processing systems of the lender affiliates of automobile manufacturers, automotive retail sales desking providers and vehicle configuration providers. DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for DMS, menu-selling products and services, compliance products and inventory analytics. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

We may face increased competition from AppOne, CUDL, Finance Express, Open Dealer Exchange and RouteOne.

     ADP, Inc. and Reynolds and Reynolds, the two largest providers of DMS systems, have recently formed Open Dealer Exchange as a joint venture to compete with our online portal application business.  Open Dealer Exchange plans to leverage its owners’ penetration of the DMS space to better integrate the loan origination process into the dealer's transactional, point-of-sale system, thereby giving them a competitive advantage. Additionally, our network of lenders does not include the captive lenders affiliated with Chrysler LLC, Ford Motor Company, General Motors Corporation or Toyota Motor Corporation, which have formed RouteOne to operate as a direct competitor of ours to serve their respective franchised dealers. RouteOne has the ability to offer its dealers access to captive or other lenders that are not in our network. RouteOne was launched in November 2003, and officially re-launched in July 2004. A significant number of independent lenders, including many of the independent lenders in our network, are participating on the RouteOne credit application processing and routing portal. If either Open Dealer Exchange or RouteOne increases the number of independent lenders on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, and/or our dealer customers faster portals, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to Open Dealer Exchange or RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish. We believe that both Open Dealer Exchange and RouteOne have repeatedly approached certain of our largest lender customers seeking to have them join their credit application processing and routing portal. In addition, CU Direct Corporation, through its CUDL portal, has directly targeted credit unions, which comprise a large number of our lender customers. Finance Express and AppOne have targeted the independent dealer channel.

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

       Our success depends on the confidence of dealers, lenders, the major credit reporting agencies and our other network participants in our ability to transmit confidential information securely over the Internet and operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information, over the Internet. Moreover, even if our security measures are adequate, concerns over the security of transactions conducted on the Internet and commercial online services, which may be heightened by any well-publicized compromise of security, may deter customers from using our products and services. If our security measures are breached and unauthorized access is obtained to confidential information, our network may be perceived as not being secure and our customers may curtail or stop using our network or other systems. Any failure by, or lack of confidence in, our secure online products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

  Our business, prospects, financial condition and results of operations depend on our ability to execute our business strategy, which includes the following key elements:

•	expanding our customer base;

•	selling additional products and services to our existing customers;

•	expanding our offerings; and

•	pursuing acquisitions and strategic alliances.

     We may not succeed in implementing a portion or all of our business strategy and, even if we do succeed, our strategy may not have the favorable impact on operations that we anticipate. Our success depends on our ability to leverage our distribution channel and value proposition for dealers, lenders and other service and information providers, offer a broad array of solutions, provide convenient, high-quality products and services, maintain our technological position and implement other elements of our business strategy.

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

     Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating lender customers;

•	the timing, size and nature of our subscriptions and any cancellations thereof;

•	automobile manufacturers or their captive lenders offering special incentive programs such as discount pricing or low cost financing;

•	the timing of acquisitions or divestitures of businesses, products and services;

•	unpredictable sales cycles;

•	product and price competition regarding our products and services and those of our participating lenders;

•	changes in our operating expenses;

•	the seasonality of car sales;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	foreign currency fluctuations;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

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

     We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients and to us as a service provider that certain regulations obligate our clients to monitor. These include the Gramm-Leach-Bliley Act (“GLB Act”) and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, and the Federal Trade Commission’s Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, and “Red Flags Rule,” as well as the Fair Credit Reporting Act (“FCRA”). If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business prospects, financial condition and results of operations.

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

In 2009, the Obama Administration supported the establishment of a federal Consumer Financial Protection Agency (“CFPA”) as part of its financial regulatory reform package.  As proposed, the CFPA could have jurisdictional authority over the Company as a service provider for regulated financial institutions.  At present, the CFPA has been passed by the U.S. House of Representatives but not the U.S. Senate.

If a federal or state government or agency imposes additional legislative and/or regulatory requirements on us or our customers, or prohibits or limits our activities as currently conducted, we may be required to modify or terminate our products and services in that jurisdiction in a manner which could undermine our attractiveness or availability to dealers and/or lenders doing business in that jurisdiction.

The use of our electronic contracting product by lenders is governed by relatively new laws.

     In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and consumer consent to conducting business electronically is obtained. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our electronic contracting product.

New legislation or changes in existing legislation may adversely affect our business.

     Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, government restrictions on Internet content or anti-“net neutrality” legislation could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

We utilize certain key technologies from, and integrate our network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with our products or services.

     Our proprietary software is designed to work in conjunction with certain software and hardware from third-party vendors, including Microsoft, IBM, Oracle and eOriginal. Any significant interruption in the supply of such third-party software or hardware could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products and services. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third-party software currently incorporated into our products or services in the event that such technologies becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business operations may be disrupted if our planned Enterprise Resource Planning system (ERP) implementation is not successful

     We are contemplating the conversion of our various business information systems to a single ERP.  We plan to commit significant resources to this conversion and it is expected to be phased in over multiple years.  The conversion process is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated.  We will be using a controlled project plan that we believe will provide an adequate allocation of resources.  However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions.  During the conversion process, we may be limited in our ability to integrate any business that we may want to acquire.  Failure to properly or adequately address these issues could result in significant costs or impact our ability to perform necessary business operations which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

A license agreement we have with a lender customer restricts our ability to utilize the technology licensed under this agreement beyond the automotive finance industry.

     An affiliate of JPMorgan claims certain proprietary rights with respect to certain technology developed as of February 1, 2001. We have an exclusive, perpetual, irrevocable, royalty-free license throughout the world to use this technology in connection with the sale, leasing and financing of automobiles only, and the right to market, distribute and sub-license this technology solely to automotive dealerships, consumers and lenders in connection with the sale, leasing and financing of automobiles only. The license agreement defines “automobile” as a passenger vehicle or light truck, snowmobiles, recreational vehicles, motorcycles, boats and other watercraft and commercial vehicles and excludes manufactured homes. We may be limited in our ability to utilize the licensed technology beyond the automotive finance industry.

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

     We provide guarantees to subscribers of certain of our products and services that the data they receive through these products and services will be accurate. Additionally, general errors, defects or other performance problems in our products and services could result in financial or other damages to our customers or consumers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, some of our products and services are business-critical for our dealer and lender customers and a failure or inability to meet a customer’s expectations could seriously damage our reputation and affect our ability to retain existing business or attract new business.

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

Our lender customers may elect to use competing third-party services, either in addition to or instead of our network.

     Our lender customers continue to receive credit applications and purchase retail installment sales and lease contracts directly from their dealer customers through traditional indirect financing methods, including via facsimile and other electronic means of communication, in addition to using our network. Many of our lender customers are involved in other ventures as participants and/or as equity holders, and such ventures or newly created ventures may compete with us and our network now and in the future. Continued use of alternative methods to ours by these lender customers may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. For ten days between October 24, 2008 and November 21, 2008, the day of January 21, 2009 and for six trading days between March 3, 2009 and March 10, 2009, our market capitalization dropped below the carrying value of our consolidated net assets.  Despite the fact that our market capitalization was below our book value for twelve days we do not believe that there has been an impairment based on the duration and depth of the market decline as well as an implied control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest.  The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements  .However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill.  In the event we had to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

The price of our common stock may be volatile, particularly given the economic downturn and volatility in domestic and international stock markets.

The trading price of our common stock may fluctuate substantially. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of equity research analysts;

•	trends in the automotive and automotive finance industries;

•	catastrophic events;

•	fluctuations in the credit markets, including the pricing and availability of credit;

•	loss of one or more significant customers or strategic alliances;

•	significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

•
legal or regulatory matters, including legal decisions affecting the indirect automotive finance industry or involving the enforceability or order of priority of security interests of electronic chattel paper affecting our electronic contracting product; and

•	additions or departures of key employees.

The stock market in general, the NASDAQ Global Market, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance.  These forces reached unprecedented levels in the second half of 2008 through the first quarter of 2009, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Lake Success, New York, where we lease approximately 75,000 square feet of office space. Our principal offices are located in Santa Barbara, California; Portland, Oregon; Wilmington, Ohio; Mississauga, Ontario; Dallas, Texas; Memphis, Tennessee; and South Jordan, Utah. We lease all of the office space for our principle offices.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of January 31, 2010, there were 28 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2009 and 2008, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$19.69	$15.86
Third Quarter	$21.80	$14.94
Second Quarter	$17.94	$12.71
First Quarter	$14.50	$9.27
Year Ended December 31, 2008
Fourth Quarter	$16.79	$8.84
Third Quarter	$20.82	$13.66
Second Quarter	$22.72	$14.08
First Quarter	$34.07	$15.22

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

     The following table sets forth the repurchases for the three months ended December 31, 2009:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2009	1,295	$19.06	n/a	n/a
November 2009	129	$18.01	n/a	n/a
December 2009	—	$—	n/a	n/a

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2007, 2006 and December 31, 2005 and for each of the two years in the period ended December 31, 2006 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and share amounts)
Consolidated Statements of Operations Data:
Net revenue	$225,626	$242,706	$233,845	$173,272	$120,219
(Loss) income from operations	(10,950)	7,052	27,531	20,739	9,831
(Loss) income before benefit (provision) for income taxes	(7,853)	5,697	32,786	26,133	8,528
Net (loss) income	$(4,334)	$1,736	$19,752	$19,336	$4,468
Basic net (loss) income per share applicable to common stockholders (1)	$(0.11)	$0.04	$0.49	$0.53	$0.17
Diluted net (loss) income per share applicable to common stockholders (1)	$(0.11)	$0.04	$0.47	$0.51	$0.13
Weighted average common stock outstanding (basic)	39,524,544	40,461,896	39,351,138	36,064,796	2,290,439
Weighted average common stock outstanding (diluted)	39,524,544	41,538,379	40,886,482	37,500,164	3,123,524

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term and long-term investments	$202,964	$203,198	$220,144	$171,195	$103,264
Working capital (2)	191,894	197,797	222,810	168,817	101,561
Total assets	472,327	437,215	482,926	321,513	220,615
Capital lease obligations (short and long-term), due to acquirees (short and long-term), deferred revenue (short and long-term) and other long-term liabilities	13,398	17,272	15,888	13,269	13,251
Retained earnings (accumulated deficit)	15,924	20,258	18,522	(1,230)	(20,566)
Total stockholders’ equity	420,886	396,220	438,362	284,337	186,671

(1)
Earnings per share data for the years ended December 31, 2008, 2007, 2006 and 2005 have been retroactively adjusted to conform to the provisions of ASC Topic 260, Earnings Per Share, which did not have a significant impact on our historical earnings per share calculation. For further information, please refer to Note 2 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview

     DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 800 lenders.  Our DMS provides dealers with easy-to-use tools with real-time data access that will streamline any automotive business. With our inventory management solution (DealerTrack AAX), dealers get better data along with the tools to make smarter, more profitable inventory decisions. Our sales and F&I solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data, accessories and consulting services providers, ALG and Chrome.

     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including Automotive Lease Guide (alg), Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and DealerTrack Systems, Inc.

     We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, lenders, and active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, average transaction price and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our statement of operations as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our EBITDA and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (only amounts in thousands, are adjusted EBITDA, adjusted net income, capital expenditure data and transactions processed):

	Year Ended December 31,
	2009	2008	2007
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$34,438	$47,912	$66,257
Adjusted net income (Non-GAAP) (1)	$19,967	$34,714	$44,323
Capital expenditures, software and website development costs	$21,336	$16,783	$15,068
Active dealers in our network as of end of the year (2)	16,690	19,652	22,043
Active lenders in our network as of end of year (3)	823	733	536
Active lender to dealer relationships (4)	118,209	156,437	226,314
Subscribing dealers in our network as of end of the year (5)	13,852	14,342	13,209
Transactions processed (6)	51,402	79,655	90,869
Average transaction price (7)	$1.84	$1.66	$1.62
Average monthly subscription revenue per subscribing dealership (8)	$678	$550	$474

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income before interest (income) expense, taxes, depreciation and amortization, GMAC contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, or realized gains or (losses) on securities. Adjusted net income is a non-GAAP financial measure that represents GAAP net (loss) income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, GMAC contra-revenue and may also exclude certain items, such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, or realized gains or (losses) on securities. These adjustments to adjusted net income are shown before taxes. We present adjusted EBITDA and adjusted net income because we believe that these non-GAAP financial measures provide useful information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

Adjusted EBITDA and adjusted net income have limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles (GAAP). Some of these limitations are:

•	Adjusted EBITDA and adjusted net income do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•
Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing performance for a particular period;

•	Adjusted EBITDA and adjusted net income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies may calculate adjusted EBITDA and adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA and adjusted net income only as a supplement to our GAAP results. Adjusted EBITDA and adjusted net income are a measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2009	2008	2007
GAAP net (loss) income	$(4,334)	$1,736	$19,752
Interest income	(1,081)	(4,720)	(5,606)
Interest expense	221	324	355
(Benefit) provision for income taxes	(3,519)	3,961	13,034
Depreciation of property and equipment and amortization of capitalized software and website costs	14,719	13,295	10,262
Amortization of acquired identifiable intangibles	20,341	26,781	28,217
EBITDA (Non-GAAP)	26,347	41,377	66,014
Restructuring costs	6,686	—	—
Acquisition related professional fees	2,407	579	243
Realized (gain) loss on securities	(1,393)	5,956	—
Reversal of pre-acquisition accrued contingency	(609)	—	—
Acquisition related earn-out compensation expense	1,000	—	—
Adjusted EBITDA (Non-GAAP)	$34,438	$47,912	$66,257

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2009	2008	2007
GAAP net (loss) income	$(4,334)	$1,736	$19,752
Adjustments:
Amortization of acquired identifiable intangibles	20,341	26,781	28,217
Restructuring costs (including stock-based compensation)	6,686	—	—
Acquisition related professional fees	2,407	579	243
Realized (gain) loss on securities (non-taxable)	(1,393)	5,956	—
Reversal of pre-acquisition accrued contingency (non-taxable)	(609)	—	—
Acquisition related earn-out compensation expense ($0.4 million deductible for tax purposes)	1,000	—	—
Amended state tax returns – benefits (non-taxable)	(1,070)	—	—
Stock-based compensation (excluding restructuring costs)	13,104	13,991	10,906
Tax impact of adjustments (9)	(16,165)	(14,329)	(14,795)

Adjusted net income (Non-GAAP)	$19,967	$34,714	$44,323

(2)
We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)
We consider a lender to be active in our network as of a date if it is accepting credit application data electronically from dealers in the DealerTrack network, including lenders visible to dealers through drop down menus.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer.

(5)	Represents the number of dealerships with a current subscription in the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period.

(8)	Represents net subscription revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks.

(9)
The tax impact of adjustments for the twelve months ended December 31, 2009, are based on a U.S. effective tax rate of 37.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles which is based on a blended effective tax rate of 37.0%. The tax impact of adjustments for the twelve months ended December 31, 2008, are based on a U.S. effective tax rate of 34.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles which is based on a blended effective tax rate of 34.6%. The tax impact of adjustments for the twelve months ended December 31, 2007, are based on a U.S. effective tax rate of 35.9% applied to taxable adjustments other than amortization of acquired identifiable intangibles which is based on a blended effective tax rate of 38.2%.

Revenue

      Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers, and credit report providers, for each fee-bearing product accessed by dealers.

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

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion and training and start up fees from our DMS solution, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.

Operating Expenses

      Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share) and direct costs for data licenses and direct costs (printing, binding, and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel.

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

We allocated the restructuring costs related to our January 5, 2009 realignment of our workforce and business to the appropriate cost of revenue and operating expense categories based on each of the terminated employees respective functions. For further information, please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Acquisitions and Related Amortization Expense

     We have grown our business since inception through a combination of organic growth and acquisitions. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition.

On January 23, 2009, we acquired the AAX suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million in cash, net of a $1.7 million purchase price adjustment. We expensed approximately $0.5 million of professional fees associated with the acquisition. For further information, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On August 1, 2007, we completed the purchase of all of the outstanding shares of AutoStyleMart, Inc. (ASM), for a purchase price of $4.0 million in cash (including direct acquisition costs of $0.2 million). ASM is a provider of accessories-related solutions to automotive dealerships. Under the terms of the merger agreement, we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011.  As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The additional consideration of $1.0 million was deemed compensation for services, as payment was contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million was recorded as a selling, general and administrative expense for the year ended December 31, 2009. As of December 31, 2009, it has been determined that the operational targets related to the remaining $10.0 million in contingent payment obligations are not yet probable of being achieved. Any amounts deemed probable in the future will also be recorded as a selling, general and administrative expense.

On June 6, 2007, we completed the purchase of all of the outstanding shares of Arkona, Inc. (Arkona), for a cash purchase price of approximately $60.0 million (including direct acquisition costs of approximately $1.0 million). Arkona is a provider of on-demand dealer management systems for automotive dealerships.

On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax Corporation and its subsidiaries (Curomax) pursuant to a shares purchase agreement, dated as of January 16, 2007, for an adjusted cash purchase price of approximately $40.7 million (including direct acquisition and restructuring costs of approximately $1.6 million). Curomax is a provider of an Internet-based credit application and contract processing network in Canada. Under the terms of merger agreement, we had future contingent payment obligations of up to $1.8 million in cash based upon the achievement of certain operational targets over the subsequent twenty-four months. As of December 31, 2008, we determined that certain operational conditions had been met and as such, recorded a liability and additional goodwill of approximately $1.8 million. The additional consideration of $1.8 million was paid in the first quarter of 2009.

Our acquisitions have been recorded under the purchase method of accounting, pursuant to which the total purchase price, is allocated to the net assets acquired based upon estimates of the fair value of those assets. Any excess purchase price is allocated to goodwill. Amortization expense relating to intangible assets is recorded as a cost of revenue.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers, and credit report providers, for each fee-bearing product accessed by dealers.

     We offer our web-based service to lenders for the electronic receipt of credit application data and contract data for automobile financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and digital and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectability is reasonably assured. Set-up fees charged to the lenders for establishing connections, if any, are recognized ratably over the expected customer relationship period of four years.

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

Other Revenue.  Other revenue consists of revenue primarily earned through training and start up fees from our DMS solution, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.

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

Software and Website Development Costs and Amortization

     We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to four years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net were $21.2 million and $12.7 million as of December 31, 2009 and 2008, respectively. Amortization expense totaled $7.6 million, $7.4 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill, Other Intangibles and Long-lived Assets

     We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for potential goodwill impairment by comparing the fair value of our one reporting unit to our carrying. If the fair value of the reporting unit is less than its carrying value the second step is to record an impairment loss to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

     Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of or reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2009 and 2008 did not indicate any impairment of our goodwill.

  Subsequent to our October 1, 2008 goodwill impairment test, our market capitalization was impacted by the volatility in the U.S. equity markets.  For ten days between October 24, 2008 and November 21, 2008, the day of January 21, 2009 and for six trading days between March 3, 2009 and March 10, 2009, our market capitalization was on average approximately 5% below the approximately $405 million carrying value of our consolidated net assets, as of October 1, 2008.  The periods between October 24, 2008 and November 21, 2008 and March 3, 2009 to March 10, 2009 coincided with the overall stock market’s low periods for 2008, and 2009, respectively.

Despite the fact that our market capitalization traded below our book value for a brief period of time, we believed that there had not been an impairment anytime during 2009 or 2008, based on the limited duration and depth of the market decline. In addition, there was no factoring of an implied control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest.  The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements. As of December 31, 2008, our market capitalization was approximately $475 million compared to our book value, including goodwill, of approximately $396 million. As of October 1, 2009, our market capitalization was approximately $750 million compared to our book value, including goodwill, of approximately $418 million.

     We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Intangible asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation.

     Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

▪	any sustained decline in the company's stock price below book value;
▪	results of our goodwill impairment test;
▪	sales and operating trends affecting products and groupings;
▪
the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, the number of dealers within our network;

▪	any losses of key acquired customer relationships; and
▪	changes to or obsolescence of acquired technology, data, and trademarks.

We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales.  If events and circumstances were to continue we may be required to write-off some of our goodwill or long-lived intangible assets and we could incur a significant non-cash charge to our income statement.

We also evaluate the remaining useful life of our long-lived assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

As discussed in Note 6 of our consolidated financial statements included in this Annual Report on Form 10-K, during the fourth quarter of 2008, as a result of a specific event, we recorded an impairment of an intangible asset of approximately $1.9 million to cost of revenue.

Business Combinations

In December 2007, the FASB issued principles and standards which retained the previous fundamentals of accounting for business combinations, but revised certain principles, including the definition of a business, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. We have adopted the revised business combination standards as of January 1, 2009. The recently adopted business combination standards were applied to our 2009 acquisition of AAX. For further information on the AAX acquisition, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K

Income Taxes

     We account for income taxes in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     The total liability for the uncertain tax positions recorded in our balance sheet in accrued other liabilities as of December 31, 2009 and December 31, 2008, was $0.8 million and $0.5 million, respectively. Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2009 and December 31, 2008, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $47,000 and $28,000, respectively.

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

We undertook a comprehensive review of the audit findings of the Ministry using external tax experts. Our position has been that our lender revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and his intention was to recommend his confirmation to senior management of the Ministry. The officer agreed, however, to defer his recommendation for a period of thirty business days to enable us to submit any additional information not yet provided. We submitted additional information to the Ministry to support our position that the services are not subject to sales tax.

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterates the Ministry’s position that the transactions are subject to Ontario retail sales tax. The parties have completed the discovery process and we expect this matter will be heard by the Superior Court in 2010. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these lender revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.2 million (CAD) to $5.8 million (CAD), including penalties and interest.

Stock-Based Compensation

We have four types of stock-based compensation programs: stock options, restricted stock units, restricted common stock, and an employee stock purchase plan (ESPP).

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	$10,475	$8,331	$6,333
Restricted common stock	4,599	5,361	4,260
Restricted stock units	1,855	—	—
ESPP	60	299	313

Total stock-based compensation expense	$16,989	$13,991	$10,906

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period net of an estimated forfeiture rate. Determining the appropriate fair value model and calculating the fair value of the share-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected options, restricted stock units, or restricted common stock that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards.

Due to our limited public company history, for the years ended December 31, 2009, 2008 and 2007, the expected volatility and for the year ended December 31, 2009, the expected life of an option grants were determined based on the expected volatility and expected lives of similar entities whose shares are publicly traded, except for the expected volatility and expected life assumptions utilized for awards granted in September 2009 under the Stock Option Exchange Program (SOEP) and the Long-Term Incentive Plan (LTIP). For the years ended December 31, 2008 and 2007, the expected lives of options were determined based on the “simplified” method under the provisions of ASC Topic 718-10, Compensation – Stock Compensation.

For options granted in September 2009 under the SOEP, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.  We expect to apply this volatility methodology to future option grants.  The expected life under the SOEP was determined by an independent third party by means of Monte-Carlo simulations of future stock price based upon “in-the-money”, vesting schedule, contractual term, current life to date and applied an annual termination rate (after vesting) to the outstanding options in the simulation to reflect the probability of exercise behavior.  Stock-based compensation expenses related to the SOEP will be amortized over the new vesting schedule of 25% six months from the grant date, 25% twelve months from the grant date and 1/48 each month thereafter.

      Awards granted under the LTIP consisted of 455,000 shares of restricted common stock (net of cancellations). Each individual’s total award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards were to be earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but would not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award was not earned in an earlier year, it could have been earned upon achievement of that target in a subsequent year. The awards were subject to acceleration in full upon a change in control. We valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award was $6.0 million (prior to estimated forfeitures), of which, in 2007, we began expensing the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. The EBITDA target for 2007 was achieved. As of December 31, 2009, no amounts were expensed related to the EBITDA Performance Awards for 2008 and 2009 as the targets were not achieved. The total value of the entire Market Value Award was $2.5 million (including estimated forfeitures), which was expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition was satisfied, the expense was not reverseable, even if the market conditions were not satisfied. During the year ended December 31, 2009, 96,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated due to the departure of certain executive officers, most of which were in connection with the realignment of our workforce and business as discussed in Note 16. On January 31, 2010, 151,697 shares of long-term performance equity awards vested relating to the 2007 EBITDA Performance Award and the 2007 Market Value Award and the remaining 303,303 shares of long-term performance equity awards were cancelled as the 2008 and 2009 EBITDA and Market Value targets were not achieved.

Other assumptions required for estimating fair value with Black-Scholes model are the expected risk-free interest rate and the expected dividend yield.  The risk-free interests used were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.  The expected dividend yield is not applicable as we have not paid any dividends and current intend to retain any future earnings for use in our business.

Options granted generally (SOEP and LTIP exceptions noted above) vest over a period of four years from the vesting commencement date (three years for directors), and expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

     As of December 31, 2009, there was $9.3 million, $5.9 million, and $5.1 million of unamortized stock-based compensation expense related to stock options, restricted common stock units, and restricted common stock awards, respectively. The unamortized stock-based compensation expense related to stock options and restricted common stock units is expected to be recognized on a straight line basis over a weighted average remaining period of 1.8076 years and 3.1215 years, respectively. Of the $5.1 million of unamortized stock-based compensation expense related to restricted common stock awards, $2.1 million is expected to be recognized on a straight-line basis over a weighted average remaining period of 0.5384 years. The remaining $3.0 million of unamortized stock-based compensation expense related to restricted common stock awards relates to the long-term incentive equity awards, of which $0.1 million relates to the Market Value Awards and $2.9 million relates to the EBITDA Performance Awards. Of the $3.0 million of unamortized stock-based compensation expense related to the long-term incentive equity awards, $2.9 million will not be expensed due to the cancellation of 303,303 awards on January 31, 2010.

   Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Financial assets measured at fair value on a recurring basis include the following as of December 31, 2009 and 2008 (in thousands):

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1)	$127,608	$—	$—	$127,608
Short-term investments (2)	1,484	—	—	1,484
Long-term investments (3)	—	—	3,971	3,971

Total	$129,092	$—	$3,971	$133,063

As of December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008
Cash equivalents (1)	$124,497	$—	$—	$124,497
Short-term investments (2)(4)	42,490	860	—	43,350
Long-term investments (3)(4)	—	2,842	1,550	4,392

Total	$166,987	$3,702	$1,550	$172,239

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities. As of December 31, 2008, Level 1 short-term investments consisted primarily of corporate bonds and municipal notes with maturity dates of one year or less, for which we determined fair value through quoted market prices.

(3)
Level 3 long-term investments as of December 31, 2009 and 2008 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments as of December 31, 2009 also include $2.4 million, or 0.5% of total assets, of tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

(4)
As of December 31, 2008, Level 2 short-term and long-term investments of $3.7 million (net of impairment charge) consisted of ARS invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. Based upon our assessment we reduced the fair value of the investments in the preferred stock trusts from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings and an unrealized gain of $0.1 million to stockholders’ equity during the year ended December 31, 2008. These ARS were associated with failed auctions.

The change in the carrying amount of Level 3 investments for the years ended December 31, 2008 and 2009 is as follows (in thousands):

Balance as of January 1, 2008	$—
Reclassification from Level 1 investments to Level 3 investments	169,580
Reclassification from Level 3 investments to Level 2 investments	(3,936)
Net sales of auction rate securities	(158,430)
Other-than-temporary impairment included in net income	(5,664)
Balance as of December 31, 2008	1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	$3,971

(5)
During 2009 our investments in ARS invested in certain tax-advantaged preferred stock trusts held as of December 31, 2008 dissolved and the trustees distributed the underlying preferred stock instruments. As a result of these conversions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from December 31, 2008 and as a result we recorded a realized gain in the statement of operations of $0.7 million from $1.4 million to $2.1 million. Subsequent to the trust dissolution through December 31, 2009 we re-measured the fair value and determined that the value had increased and recorded a gain in other comprehensive income of $0.3 million on the increased fair value.  The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 long-term investments as of December 31, 2009 is $2.4 million.

We review the fair value of our short-term and long-tem investments for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. For the year end December 31, 2008, we determined that the significant reduction in fair value related to our preferred stock trusts ARS was other-than-temporary and we recorded an impairment charge in our consolidated statements of operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting ARS.

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

The table below sets forth the significant cash components and activity associated with the realignment of workforce and business under the restructuring program for the year ended December 31, 2009 (in thousands):

	Balance as of January 1, 2009	Charges	Cash Payments	Balance as of December 31, 2009
Severance	$—	$2,683	$2,683	$—
Other benefits	—	156	156	—

Total	$—	$2,839	$2,839	$—

Results of Operations

     The following table sets forth, for the periods indicated, the selected consolidated statements of operations:

	Year Ended December 31,
	2009		2008		2007
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$225,626	100.0%	$242,706	100.0%	$233,845	100.0%

Operating expenses:
Cost of revenue (1)	113,875	50.5	113,731	46.9	99,631	42.6
Product development (1)	13,994	6.2	11,658	4.8	9,808	4.2
Selling, general and administrative (1)	108,707	48.2	110,265	45.4	96,875	41.4

Total operating expenses	236,576	104.9	235,654	97.1	206,314	88.2

(Loss) income from operations	(10,950)	(4.9)	7,052	2.9	27,531	11.8
Interest income	1,081	0.5	4,720	1.9	5,606	2.4
Interest expense	(221)	(0.1)	(324)	(0.1)	(355)	(0.2)
Other income, net	844	0.4	205	0.1	4	—
Realized gain (loss) on securities	1,393	0.6	(5,956)	(2.4)	—	—

(Loss) income before benefit (provision) for income taxes	(7,853)	(3.5)	5,697	2.4	32,786	14.0
Benefit (provision) for income taxes, net	3,519	1.6	(3,961)	(1.7)	(13,034)	(5.6)

Net (loss) income	$(4,334)	(1.9)%	$1,736	0.7%	$19,752	8.4%

(1) Stock-based compensation expense recorded for the years ended December 31, 2009, 2008 and 2007 was classified as follows:

	Year Ended December 31,
	2009		2008		2007
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Cost of revenue	$2,354	1.0%	$2,497	1.0%	$2,022	0.9%
Product development	755	0.3	712	0.3	589	0.3
Selling, general and administrative	13,880	6.2	10,782	4.4	8,295	3.5

Years Ended December 31, 2009 and 2008

Revenue
	Year Ended December 31,
	2009	2008
	(in thousands)
Transaction services revenue	$94,406	$132,419
Subscription services revenue	114,931	94,690
Other	16,289	15,597

Total net revenue	$225,626	$242,706

     Total net revenue decreased $17.1 million, or 7%, to $225.6 million for the year ended December 31, 2009 from $242.7 million for the year ended December 31, 2008.

      Transaction Services Revenue. Transaction services revenue decreased $38.0 million, or 29%, to $94.4 million for the year ended December 31, 2009 from $132.4 million for the year ended December 31, 2008. The decrease was primarily due to a 35% decline in the volume of transactions processed through the DealerTrack network to 51.4 million for the year ended December 31, 2009 from 79.7 million for the year ended December 31, 2008, which was impacted by the 24% decrease in our number of lender to dealer relationships (LDRs) to 118,209 at December 31, 2009 from 156,437 as of December 31, 2008. The decrease in LDRs is primarily due to lenders continuing to exit the auto financing market, lenders limiting the number of dealers they lend through and dealership closings. The 35% decrease in transaction volume resulted in a $47.0 million reduction in revenue for the year ended December 31, 2009. The tightening of the credit market together with the continual decline in vehicle sales and captive lenders, and in particular captives not on the DealerTrack network, increased market share while independent finance companies and credit unions lost share collectively, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $47.0 million related to the decrease in transaction volume was offset by a $9.5 million increase due to an increase in the average transaction price to $1.84 as of December 31, 2009 from $1.66 as of December 31, 2008. A contributing factor to the increase in average transaction price was the 12% increase in lender customers active in our network to 823 as of December 31, 2009 from 733 as of December 31, 2008. The additional 90 lender customers added are generally lower transaction volume customers with higher price per application tiers. Also, with overall lower transaction volumes, our existing lenders were generally in higher transaction price tiers.

      Subscription Services Revenue. Subscription services revenue increased $20.2 million, or 21%, to $114.9 million for the year ended December 31, 2009 from $94.7 million for the year ended December 31, 2008. Subscription services revenue growth was due to a 23% increase in the average monthly spend per subscribing dealer to $678 for the year ended December 31, 2009 from $550 for the year ended December 31, 2008. The increase in average monthly spend per subscribing dealer was positively impacted by the acquisition of AAX, the success of our DMS solution, our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidated. These factors contributed $18.0 million to the increase in subscription services revenue, which includes $14.3 million related to acquired customers.

Other Revenue. Other revenue increased $0.7 million, or 4%, to $16.3 million for the year ended December 31, 2009 from $15.6 million for the year ended December 31, 2008. The $0.7 million increase was primarily resulting from an approximately $1.7 million increase in forms programming, data conversion and training revenue from our DMS business, offset by a decrease of $0.4 million in revenue associated with our SCS business which we exited in February 2009, coupled with a decrease in ALG consulting and analytical revenue of $0.5 million.

Operating Expenses

	Year Ended December 31,
	2009	2008
	(in thousands)
Cost of revenue	$113,875	$113,731
Product development	13,994	11,658
Selling, general and administrative	108,707	110,265

Total cost of revenue and operating expenses	$236,576	$235,654

      Cost of Revenue. Cost of revenue increased $0.1 million to $113.8 million for the year ended December 31, 2009 from $113.7 million for the year ended December 31, 2008. The $0.1 million increase was primarily the result of increased compensation and related benefit costs of $2.5 million due to increased bonus and other discretionary compensation, which includes $0.4 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009 (for further information regarding the realignment of our workforce and business, please refer to Note 16 in the accompanying notes to the consolidated financial statement included in this Annual Report on Form 10-K), increased technology expense of $1.9 million which includes hosting expenses, technology support, and other consulting expenses, $0.6 million in software amortization and depreciation charges, $3.5 million in third party costs related to our Compliance and Inventory Management solutions, $0.9 million in compensation related to an increase in installation headcount and hardware costs associated with our DMS product offering, and $0.4 million in costs due to opening of a second processing facility in Memphis, Tennessee for our eDocs solution, offset by a decrease in amortization of intangible assets of approximately $6.6 million resulting from fully amortized acquired intangibles and an increase in amortization of intangible assets during the year ended December 31, 2008 of approximately $1.9 million related to an impaired application processing contract with DHL where the remaining amortization was accelerated and recorded to cost of revenue (for further information regarding this impairment charge, please refer to Note 6  in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K) , a decrease in revenue share of $2.1 million, a decrease in cost of revenue for eContracting of $0.5 million due to a decrease in revenue, and a decrease of $0.3 million in marketing expenses due to continued cost containment efforts.

Product Development Expenses. Product development expenses increased $2.3 million, or 20%, to $14.0 million for the year ended December 31, 2009 from $11.7 million for the year ended December 31, 2008. The $2.3 million increase was primarily a result of increased compensation and related benefit costs of $1.9 million due primarily to increased bonus and other discretionary compensation, including $0.2 million of severance and benefit expense resulting from the realignment of our workforce and business on January 5, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million, or 1%, to $108.7 million for the year ended December 31, 2009 from $110.3 million for year ended December 31, 2008. The $1.6 million decrease in selling, general and administrative expenses was primarily the result of a decrease in professional fees of $6.6 million related primarily to litigation, a decrease in marketing and travel related expenses of $1.9 million due to continued cost containment efforts, a decrease in general and administrative expenses of $2.8 million primarily due to a decrease in bad debt expense, a decrease in accounting and other professional fees of $1.1 million, and a decrease of $0.6 million in public company costs related primarily to recruiting fees paid in 2008 to search for a new member for the board of directors, reduced compliance costs as a result of hiring internal resources and a decrease in printing related costs, offset by increased compensation and related benefit costs of approximately $3.6 million primarily due to increased bonus and other discretionary compensation, including $2.2 million of severance and benefit expense resulting from the realignment of our workforce and business, $3.1 million in increased stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, $0.6 million in depreciation expense, $2.2 million of professional fees primarily due to an increase in deal-related costs resulting from the acquisition of AAX and another potential acquisition we decided not to complete, $0.5 million in occupancy due to the AAX acquisition (for further information on the AAX acquisition, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K), $0.8 million in selling and an increase of $1.0 million of contingent earn-out compensation expense relating to AutoStyleMart acquisition (for further information on the AutoStyleMart earn-out, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K).

Interest Income

	Year Ended December 31,
	2009	2008
	(in thousands)
Interest Income	$1,081	$4,720

     Interest income decreased $3.6 million to $1.1 million for the year ended December 31, 2009 from $4.7 million for the year ended December 31, 2008. The $3.6 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.69% for the year ended December 31, 2009 from approximately 2.38% for the year ended December 31, 2008.

Other Income, net

	Year Ended December 31,
	2009	2008
	(in thousands)
Other Income, net	$844	$205

Other income increased $0.6 million to $0.8 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. The $0.6 million increase is primarily due to a reversal of an Arkona pre-acquisition sales tax liability. The contingency was resolved subsequent to the close of the purchase accounting allocation period, as such, the $0.6 million was recorded as other income in the 2009 statement of operations. For further information on the Arkona acquisition, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Realized Gain (Loss) on Securities

	Year Ended December 31,
	2009	2008
	(in thousands)
Realized gain (loss) on securities	$1,393	$(5,956)

For the year ended December 31, 2009, the realized gain of $1.4 million is primarily due to the sale of a preferred security during the second quarter of 2009.

We measured the fair value of our auction rate securities at each of the quarters in 2008, and determined in the third and fourth quarters of 2008 that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result we recognized a $6.0 million impairment charge during the year ended December 31, 2008. For further information regarding this impairment charge, please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Benefit (Provision) for Income Taxes, Net

	Year Ended December 31,
	2009	2008
	(in thousands)
Benefit (provision) for income taxes, net	$3,519	$(3,961)

The benefit for income taxes for the year ended December 31, 2009 of $3.5 million consisted primarily of $5.5 million of federal income tax benefit and $1.6 million of state income tax benefit, offset by $3.6 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the year ended December 31, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states.  This has a 13.6% impact on the effective tax rate for the year ended December 31, 2009.  The provision for income taxes for the year ended December 31, 2008 of $4.0 million consisted primarily of $0.7 million of federal tax expense, $0.6 million of state income tax benefit, and $3.9 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the year ended December 31, 2009 and 2008 is $0.7 million and $1.2 million, respectively, for a permanent item relating to intangible amortization. These amounts have an 8.9% and 20.2% impact on the effective tax rate for the year ended December 31, 2009 and 2008, respectively. Our effective tax rate for the year ended December 31, 2009 is 44.8% compared with 69.5% for the year ended December 31, 2008. The primary reason for the variation in tax rates is the impairment loss on auction rate securities recorded during the year ended December 31, 2008.  No tax benefit is recorded with respect to the impairment loss recorded on the auction rate securities.  If such securities were sold and the losses were realized for tax purposes, the losses on such sales would be capital losses.  Capital losses generally may only be used to offset income from capital gains.  Since we do not anticipate any capital gains in the foreseeable future, no tax benefit is recorded with respect to the impairment losses as it is not more likely than not that tax benefits would ultimately be realized from such losses. A full valuation allowance has been booked for the losses. Had it not been for the significant tax rate variation resulting from the impact of the impairment losses, our effective tax rate for the year ended December 31, 2008 would have been 34.0%. The primary reason for the increase in tax rate in 2009 compared to the 2008 rate excluding the impact of the impairment losses is the impact of filing the amended income tax returns offset by the impact of rate changes on deferred taxes, tax return true-ups, effect of foreign repatriation, and a decrease in tax exempt or tax preferred income as a percentage of overall pre-tax income.

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

      Transaction Services Revenue. Transaction services revenue decreased $14.9 million, or 10%, to $132.4 million for the year ended December 31, 2008 from $147.3 million for the year ended December 31, 2007. The decrease was primarily due to a 12% decline in the volume of transactions processed through the DealerTrack network to 79.7 million for the year ended December 31, 2008 from 90.9 million for the year ended December 31, 2007, which was impacted by the 31% decrease in our number of LDRs to 156,437 at December 31, 2008 from 226,314 at December 31, 2007. The decrease in LDRs is primarily due to lenders continuing to exit the auto financing market, lenders limiting the number of dealers they lend through and dealership closings. The 12% decrease in transaction volume resulted in an $18.2 million reduction in revenue for the year ended December 31, 2008. The tightening of the credit market together with the continual decline in vehicle sales, has meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $18.2 million related to the decrease in transaction volume was offset by a $3.4 million increase due to the increase in the average transaction price to $1.66 as of December 31, 2008 from $1.62 as of December 31, 2007. A contributing factor to the increase in average transaction price was the 37% increase in lender customers active in our network to 733 as of December 31, 2008 from 536 as of December 31, 2007. The additional 197 lender customers added are generally lower transaction volume customers with higher price per application tiers. Also, with overall lower transaction volumes, our existing lenders were generally in higher transaction price tiers.

      Subscription Services Revenue. Subscription services revenue increased $19.6 million, or 26%, to $94.7 million for the year ended December 31, 2008 from $75.1 million for the year ended December 31, 2007. Subscription services revenue growth was due to a 16% increase in the average monthly spend per subscribing dealer to $550 for the year ended December 31, 2008 from $474 for the year ended December 31, 2007. The increase in average monthly spend per subscribing dealer was positively impacted by the success of our DMS solutions, our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate. These factors contributed $19.5 million to the increase in revenue, which includes $5.1 million related to acquisitions. In addition to the $19.5 million increase in subscription service revenue is an increase of $4.3 million related to Chrome subscription revenue offset by a decrease of $1.4 million in ALG and other subscription revenue.

Other Revenue. Other revenue increased $4.1 million, or 36%, to $15.6 million for the year ended December 31, 2008 from $11.5 million for the year ended December 31, 2007. The $4.1 million increase was primarily resulting from an approximately $5.4 million increase in installation revenue from our DMS business acquired in June 2007, offset by a decrease in other revenue from SCS of $1.3 million.

Operating Expenses

	Year Ended December 31,
	2008	2007
	(in thousands)
Cost of revenue	$113,731	$99,631
Product development	11,658	9,808
Selling, general and administrative	110,265	96,875

Total cost of revenue and operating expenses	$235,654	$206,314

      Cost of Revenue. Cost of revenue increased $14.1 million, or 14%, to $113.7 million for the year ended December 31, 2008 from $99.6 million for the year ended December 31, 2007. The $14.1 million increase was primarily the result of increased software amortization and depreciation charges of $2.1 million, coupled with increased compensation and related benefit costs of $6.2 million and increased occupancy and telecommunications costs of $0.6 million due to headcount additions and salary increases, $2.4 million in technology expense which includes hosting expenses, technology support, and other consulting expenses, $2.1 million in cost of revenue from our DMS business, $0.5 million in increased stock-based compensation expense due to additional stock options and restricted common stock awards granted since December 31, 2007, an increase in amortization of intangible assets of approximately $1.9 million related to an impaired application processing contract with DHL where the remaining amortization was accelerated and recorded to cost of revenue (for further information regarding this impairment charge, please refer to Note 6 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K), offset by a decrease in amortization of intangible assets of approximately $3.3 million resulting from fully amortized acquired intangibles.

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

Realized Loss on Securities

	Year Ended December 31,
	2008	2007
	(in thousands)
Realized loss on securities	$(5,956)	$—

Due to the continued decline in the auction rate securities market we measured the fair value of our auction rate securities at each of the quarters in 2008, and determined in the third and fourth quarters of 2008 that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result we recognized a $6.0 million impairment charge during the year ended December 31, 2008. For further information regarding this impairment charge, please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Provision for Income Taxes, Net

	Year Ended December 31,
	2008	2007
	(in thousands)
Provision for income taxes, net	$(3,961)	$(13,034)

     The provision for income taxes for the year ended December 31, 2008 of $4.0 million consisted primarily of $0.7 million of federal tax expense, $0.6 of state income tax benefit, and $3.9 million of tax expense for our Canadian subsidiary. The provision for income taxes for the year ended December 31, 2007 of $13.0 million consisted primarily of $8.3 million of federal tax expense, $2.1 million of state and local income taxes, $0.5 million of adjustments due primarily to the changes in the New York State tax rate, and $2.1 million of tax expense for our Canadian subsidiaries. Included in tax expense for our Canadian subsidiary for the year ended December 31, 2008 and 2007 is $1.2 million and $1.1 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 20.2% and 3.4% impact on the effective tax rate for the year ended December 31, 2008 and 2007, respectively. Our effective tax rate for the year ended December 31, 2008 is 69.5% compared with 39.8% for the year ended December 31, 2007.  The primary reason for the variation in tax rates is the impairment loss on auction rate securities recorded during the year ended December 31, 2008.  No tax benefit is recorded with respect to the impairment loss recorded on the auction rate securities.  If such securities were sold and the losses were realized for tax purposes, the losses on such sales would be capital losses.  Capital losses generally may only be used to offset income from capital gains.  Since we do not anticipate any capital gains in the foreseeable future, no tax benefit is recorded with respect to the impairment losses as it is not more likely than not that tax benefits would ultimately be realized from such losses. A full valuation allowance has been booked for the losses. Had it not been for the significant tax rate variation resulting from the impact of the impairment losses, our effective tax rate for the year ended December 31, 2008 would have been 34.0 % compared with 39.8% for the year ended December 31, 2007. The primary reason for the reduction in tax rate are the impact of rate changes on deferred taxes, tax return true-ups, and an increase in tax exempt or tax preferred income as a percentage of overall pre-tax income. The rate reduction attributable to tax return true-ups is primarily the result of state and local tax reductions due to planning initiatives.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operation performance.

Quarterly Results of Operations

     The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters ended December 31, 2009. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter (3)	Quarter	Quarter	Quarter
	(Unaudited)
	(In thousands, except for share and per share data)
2009
Net revenue	$55,700	$57,870	$58,809	$53,247
Gross profit	26,579	29,018	30,144	26,010
Operating (loss) income	(9,871)	224	1,282	(2,585)
Net (loss) income	(5,625)	2,187	(215)	(681)
Basic net (loss) income per share applicable to common stockholders (1)	$(0.14)	$0.05	$(0.01)	$(0.02)
Diluted net (loss) income per share applicable to common stockholders (1)	$(0.14)	$0.05	$(0.01)	$(0.02)
Weighted average common stock outstanding (basic)	39,095,730	39,499,313	39,705,553	39,787,985
Weighted average shares common stock outstanding (diluted)	39,095,730	40,458,174	39,705,553	39,787,985

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (4)	Quarter (5)
	(Unaudited)
	(In thousands, except for share and per share data)
2008
Net revenue	$64,308	$63,181	$60,525	$54,692
Gross profit	35,696	35,302	32,585	25,392
Operating income (loss)	2,822	4,208	3,056	(3,034)
Net income (loss)	2,338	3,066	(2,603)	(1,065)
Basic net income (loss) per share applicable to common stockholders (1) (2)	$0.05	$0.07	$(0.07)	$(0.03)
Diluted net income (loss) per share applicable to common stockholders (1) (2)	$0.05	$0.07	$(0.07)	$(0.03)
Weighted average common stock outstanding (basic)	41,637,585	41,505,451	39,769,935	38,963,048
Weighted average shares common stock outstanding (diluted)	42,805,884	42,609,342	39,769,935	38,963,048

(1)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(2)
Earnings per share data for each of the quarters in the year ended December 31, 2008 have been retroactively adjusted to conform to the provisions of ASC Topic 260, Earnings Per Share, which did not have a significant impact on our historical earnings per share calculations. For further information, please refer to Note 2  in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)
Included in the first quarter of 2009 net loss is a restructuring cost of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense, related to the realignment of our workforce and business on January 5, 2009. For further information, please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Included in the third quarter of 2008 net loss is an impairment charge of $5.7 million, related to the significant decline in certain auction rate securities. For further information, please refer to Note 3  in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(5)
Included in the fourth quarter of 2008 net loss is an impairment charge of $0.3 million, related to the significant decline in certain auction rate securities, as described in Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K, and a charge of $1.9 million, related to the impairment of an application processing contract with DHL, as described in Note 6 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2009 were $21.3 million, of which $18.4 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing.

     As of December 31, 2009, we had $197.5 million of cash and cash equivalents, $1.5 million in short-term investments, $4.0 million in non-current investments and $191.9 million in working capital, as compared to $155.5 million of cash and cash equivalents, $43.3 million in short-term investments, $4.4 million in non-current investments and $197.8 million in working capital as of December 31, 2008.

Reductions in interest rates and changes in investments could materially impact our interest income and may negatively impact future reported operating results and earnings per share.

Based on our available cash and other investments, we do not currently anticipate a lack of liquidity caused by failed auctions will have a material adverse effect on our operating cash flows. For further information regarding our auction rate securities, please refer to Note 3  in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2008, $25.2 million remained in our stock repurchase program. No additional stock repurchases were made during 2009 and the program was terminated on March 31, 2009.

On January 23, 2009, we acquired the AAX ® suite of inventory management solutions and other assets from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million in cash, net of a $1.7 million purchase price adjustment. We expensed approximately $0.5 million of professional fees associated with the acquisition. For further information, please refer to Note 4  in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Under the terms of the merger agreement with AutoStyleMart, Inc., we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational targets were probable of being achieved and recorded a liability of $1.0 million. The additional consideration of $1.0 million was deemed compensation for services, as payment was contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million was recorded as a selling, general and administrative expense for the year ended December 31, 2009. As of December 31, 2009, it has been determined that the operational targets relating to the remaining $10.0 million in contingent payment obligations are not yet probable of being achieved. Any future amounts deemed probable in the future will also be recorded as a selling, general and administrative expense.

Under the terms of the merger agreement with Curomax Corporation, we had future contingent payment obligations of up to $1.8 million in cash based upon the achievement of certain operational targets over the subsequent twenty-four months. As of December 31, 2008, we determined that certain operational conditions have been met and as such, recorded a liability and additional goodwill of approximately $1.8 million. The additional consideration of $1.8 million was paid out in the first quarter of 2009.

In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There was additional contingent consideration of up to $11.3 million that could be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. The total amount of consideration that has been paid or accrued as of December 31, 2009 was $3.1 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.

On February 10, 2010, DealerTrack, Inc., a subsidiary of DealerTrack Holdings, Inc. (DealerTrack) entered into a strategic relationship with GMAC.  Under the terms of the agreement, GMAC will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to GMAC of $15.0 million payable upon GMAC becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network.  The one-time $15.0 million payment will be recorded ratably as a reduction to revenue over an estimated period of five years.  GMAC will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that GMAC elects to do business with.  GMAC will continue to accept credit applications through the RouteOne system.

The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$45,467	$61,494	$56,926
Net cash (used in) provided by investing activities	(8,283)	94,874	(168,725)
Net cash provided by (used in) financing activities	2,109	(47,816)	114,216

Operating Activities

Net cash provided by operating activities of $45.5 million for the year ended December 31, 2009 was primarily attributable to net loss of $4.3 million, which includes depreciation and amortization of $35.1 million, stock-based compensation expense of $17.0 million, an increase to the provision for doubtful accounts and sales credits of $7.7 million, an increase in accounts payable and accrued expenses of $3.0 million, a decrease in prepaid expenses and other current assets of $3.7 million, partially offset by a deferred tax benefit of $7.3 million, an increase in accounts receivable of $6.3 million due to an increase in subscription revenues and the acquisition of AAX , a stock-based compensation windfall tax benefit of $0.7 million, a gain of $1.4 million realized on the sale or conversion of securities, a decrease in other long-term liabilities of $0.6 million, and a $0.6 million reversal of an Arkona pre-acquisition sales tax liability contingency resolved subsequent to the close of the purchase accounting allocation period. Net cash provided by operating activities of $61.5 million for the year ended December 31, 2008 was primarily attributable to net income of $1.7 million, which includes depreciation and amortization of $40.1 million, stock-based compensation expense of $14.0 million, an increase to the provision for doubtful accounts and sales credits of $9.6 million, an impairment recognized on auction rate securities of $6.0 million (for further information regarding this impairment charge, please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K), an increase to deferred revenue and other current liabilities of $1.7 million, and an increase in other long-term liabilities of $1.5 million, partially offset by decreases in accounts payable and accrued expenses of $6.7 million, a deferred tax benefit of $2.1 million, a stock-based compensation windfall tax benefit of $0.4 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase in accounts receivable of $1.6 million. Net cash provided by operating activities of $56.9 million for the year ended December 31, 2007 was primarily attributable to net income of $19.8 million, which includes depreciation and amortization of $38.5 million, stock-based compensation expense of $10.9 million, an increase to the provision for doubtful accounts and sales credits of $6.8 million, an increase in accounts payable and accrued expenses of $3.9 million and an increase to deferred revenue and other current liabilities of $0.6 million, partially offset by a deferred tax benefit of $4.6 million, a stock-based compensation windfall tax benefit of $7.0 million, an increase in accounts receivable (including related party) of $11.0 million due to an overall increase in revenue.

Investing Activities

    Net cash used in investing activities of $8.3 million for the year ended December 31, 2009 was primarily attributable to the sale of short-term investments of $44.6 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of ALG additional purchase consideration of $1.9 million, capital expenditures of $5.4 million, capitalized software and website development costs of $13.0 million. Net cash provided by investing activities of $94.9 million for the year ended December 31, 2008 was primarily attributable to the net sale of investments of $115.8 million offset by capital expenditures of $6.5 million, capitalized software and website development costs of $8.6 million, and the payment for net assets acquired of $6.0 million. Net cash used in investing activities of $168.7 million for the year ended December 31, 2007 was primarily attributable to capital expenditures of $7.2 million, capitalized software and website development costs of $6.5 million, payment for net assets acquired of $109.6 million, and the net purchase of short-term investments of $45.5 million.

Financing Activities

    Net cash provided by financing activities of $2.1 million for the year ended December 31, 2009 was primarily attributable to net proceeds received from the exercise of employee stock options of $2.2 million, employee stock purchases under our employee stock purchase plan of $0.9 million, and a stock-based compensation windfall tax benefit of $0.7 million, partially offset by payment for shares surrendered for taxes of $0.4 million related to restricted stock vesting, principal payments on notes payable of $0.8 million, and principal payments on capital lease obligations of $0.4 million. Net cash used in financing activities of $47.8 million for the year ended December 31, 2008 was primarily attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million, offset by net proceeds received from employee stock purchases under our employee stock purchase plan of $1.7 million and the exercise of employee stock options of $1.0 million. Net cash provided by financing activities of $114.2 million for the year ended December 31, 2007 was primarily attributable to the receipt of cash proceeds from our public offering of $102.2 million, the exercise of employee stock options of $4.0 million, net proceeds received from employee stock purchases under our employee stock purchase plan of $1.8 million, and stock-based compensation windfall tax benefit of $7.0 million, offset by principal payments on note payable and capital lease obligations of $0.7 million.

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2009:

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Operating lease obligations	$28,934	$4,952	$8,361	$6,069	$9,552
Capital lease obligations	762	466	296	—	—
Payments due to acquirees	2,888	2,888	—	—	—

Total contractual cash obligation	$32,584	$8,306	$8,657	$6,069	$9,552

     Payments due to acquirees are non-interest bearing and fixed in nature.

     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $4.2 million as of December 31, 2009, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of approximately $1.9 million as of December 31, 2009, if there is a change in control.

Under the terms of the merger agreement with AutoStyleMart, Inc., we have future contingent payment obligations of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability in accrued expenses of $1.0 million. The additional consideration of $1.0 million was deemed a contingent earn-out compensation expense for services on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million was recorded as a selling, general and administrative expense for the year ended December 31, 2009. As of December 31, 2009, it has been determined that the operational targets related to the remaining $10.0 million in contingent payment obligations are not yet probable of being achieved. Any future amounts deemed probable will also be recorded as a selling, general and administrative expense.

In connection with the purchase of Automotive Lease Guide on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There was additional contingent consideration of up to $11.3 million that could be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. The total amount of contingent consideration remaining to be paid as of December 31, 2009 was $1.1 million.  The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.

On February 10, 2010, DealerTrack, Inc., a subsidiary of DealerTrack Holdings, Inc. (DealerTrack) entered into a strategic relationship with GMAC.  Under the terms of the agreement, GMAC will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to GMAC of $15.0 million payable upon GMAC becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network.  The one-time $15.0 million payment will be recorded ratably as a reduction to revenue over an estimated period of five years.  GMAC will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that GMAC elects to do business with.  GMAC will continue to accept credit applications through the RouteOne system.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Revenue Recognition guidance around Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as third-party evidence or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The final consensus is effective for fiscal years beginning after June 15, 2010. Companies will have the option of adopting the guidance retrospectively or prospectively for new or materially modified agreements. Early adoption is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2009, the FASB issued the The FASB Accounting Standards Codification™ (the Codification) which became the single authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and was effective for our third quarter of 2009. At that time, all references made to U.S. GAAP used the new Codification numbering system prescribed by the FASB.
The Codification does not change or alter existing U.S. GAAP and did not have any impact on our consolidated financial position, cash flows, or results of operations.

In June 2009, the FASB issued a new standard which modified how a company determines when it is required to consolidate an entity and is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest Rate Exposure

     As of December 31, 2009, we had cash, cash equivalents, short-term investments and long-term investments of $203.0 million invested in money market instruments, municipal notes, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may negatively impact future reported operation results and earnings per share. An interest rate fluctuation of 1% would have an effect of approximately $1.1 million, or $0.03 per share, on future reported operating results.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2010

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands,
	except share and per share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$197,509	$155,456
Short-term investments	1,484	43,350
Accounts receivable, net of allowances of $2,677 and $1,848 as of December 31, 2009 and 2008, respectively	17,478	18,462
Prepaid expenses and other current assets	6,844	9,624
Deferred tax assets	2,776	2,195
Restricted cash	—	142

Total current assets	226,091	229,229
Long-term investments	3,971	4,392
Property and equipment, net	13,514	13,448
Software and website developments costs, net	21,158	12,705
Intangible assets, net	41,604	44,405
Goodwill	134,747	114,886
Restricted cash	250	250
Deferred taxes and other long-term assets	30,992	17,900

Total assets	$472,327	$437,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,919	$4,488
Accrued compensation and employee benefits	11,717	7,850
Accrued liabilities — other	11,324	11,385
Deferred revenues	4,992	5,609
Due to acquirees	1,820	1,740
Capital leases payable	425	360

Total current liabilities	34,197	31,432

Capital leases payable — long-term	281	454
Due to acquirees — long-term	—	682
Deferred tax liabilities — long-term	11,083	2,477
Deferred revenue and other long-term liabilities	5,880	5,950

Total liabilities	51,441	40,995

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 43,469,945 shares issued and 40,430,330 shares outstanding at December 31, 2009; and 42,841,737 shares issued and 39,833,616 shares outstanding at December 31, 2008	435	428
Treasury stock, at cost, 3,039,615 and 3,008,121 shares as of December 31, 2009 and 2008, respectively	(50,440)	(50,061)
Additional paid-in capital	448,816	428,771
Deferred stock-based compensation	—	(446)
Accumulated other comprehensive income	6,151	(2,730)
Retained earnings	15,924	20,258

Total stockholders’ equity	420,886	396,220

Total liabilities and stockholders’ equity	$472,327	$437,215

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share and share amounts)
Revenue
Net revenue	$225,626	$242,706	$233,845

Operating expenses :
Cost of revenue (1)	113,875	113,731	99,631
Product development (1)	13,994	11,658	9,808
Selling, general and administrative (1)	108,707	110,265	96,875

Total operating expenses	236,576	235,654	206,314

(Loss) income from operations	(10,950)	7,052	27,531
Interest income	1,081	4,720	5,606
Interest expense	(221)	(324)	(355)
Other income, net	844	205	4
Realized gain (loss) on securities (Note 3)	1,393	(5,956)	—

(Loss) income before benefit (provision) for income taxes	(7,853)	5,697	32,786
Benefit (provision) for income taxes, net	3,519	(3,961)	(13,034)
Net (loss) income	$(4,334)	$1,736	$19,752

Basic net (loss) income per share applicable to common stockholders (2)	$(0.11)	$0.04	$0.49
Diluted net (loss) income per share applicable to common stockholders (2)	$(0.11)	$0.04	$0.47
Weighted average common stock outstanding (basic)	39,524,544	40,461,896	39,351,138
Weighted average common stock outstanding (diluted)	39,524,544	41,538,379	40,886,482

(1)	Stock-based compensation expense recorded for the years ended December 31, 2009, 2008 and 2007 was classified as follows:

	Year Ended December 31,
	2009 (3)	2008	2007
	(In thousands)
Cost of revenue	$2,354	$2,497	$2,022
Product development	755	712	589
Selling, general and administrative	13,880	10,782	8,295

(2)
Earnings per share data presented for the years ended December 31, 2008 and 2007 have been retroactively adjusted to conform to the provisions of ASC Topic 260,Earnings Per Share, which did not have a significant impact on our historical earnings per share calculation. For further information, please refer to Note 2.

(3)
Included in stock-based compensation expense for the year ended December 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information, please refer to Note 16.

The accompanying notes are an integral part of these financial statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net (loss) income	$(4,334)	$1,736	$19,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,059	40,076	38,479
Deferred tax benefit	(7,262)	(2,051)	(4,631)
Stock-based compensation expense	16,989	13,991	10,906
Provision for doubtful accounts and sales credits	7,698	9,639	6,767
(Gain) loss on sale of property and equipment	(184)	—	17
Reversal of pre-acquisition accrued contingency	(609)	—
Amortization of bond premium	56	132	—
Amortization of deferred interest	152	178	187
Deferred compensation	300	264	294
Amortization of bank financing costs	—	30	122
Stock-based compensation windfall tax benefit	(673)	(418)	(6,995)
Realized (gain) loss on securities	(1,393)	5,956	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,342)	(1,634)	(10,973)
Prepaid expenses and other current assets	3,725	(2,928)	(1,286)
Accounts payable and accrued expenses	3,025	(6,678)	3,905
Deferred revenue and other current liabilities	14	1,650	567
Other long-term liabilities	(642)	1,501	19
Deferred rent	145	473	86
Other long-term assets	(257)	(423)	(290)

Net cash provided by operating activities	45,467	61,494	56,926

Investing activities:
Capital expenditures	(5,360)	(6,502)	(7,189)
Restricted cash	142	149	—
Purchase of investments	—	(549,159)	(554,445)
Sale of investments	44,569	664,932	508,980
Capitalized software and website development costs	(13,021)	(8,560)	(6,474)
Proceeds from sale of property and equipment	109	3	8
Payment for acquisition of business and intangible assets, net of acquired cash	(34,722)	(5,989)	(109,605)

Net cash (used in) provided by investing activities	(8,283)	94,874	(168,725)

Financing activities:
Principal payments on capital lease obligations	(414)	(742)	(229)
Proceeds from the exercise of employee stock options	2,202	951	4,009
Proceeds from employee stock purchase plan	875	1,691	1,779
Purchase of treasury stock	(379)	(49,922)	(108)
Proceeds from public offerings, net of expenses	—	—	102,192
Principal payments on notes payable	(848)	(212)	(422)
Stock-based compensation windfall tax benefit	673	418	6,995

Net cash provided by (used in) financing activities	2,109	(47,816)	114,216

Net increase in cash and cash equivalents	39,293	108,552	2,417
Effect of exchange rate changes on cash and cash equivalents	2,760	(3,660)	1,067
Cash and cash equivalents, beginning of year	155,456	50,564	47,080

Cash and cash equivalents, end of year	$197,509	$155,456	$50,564

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Supplemental disclosure:
Cash paid for:
Income taxes	$4,961	$6,995	$15,308
Interest	60	128	153
Non-cash investing and financing activities:
Asset sale through note receivable	500	—	—
Assets acquired under capital leases	307	—	219
Acquisition of capitalized software through note payable	—	867	—
Accrued capitalized hardware, software and fixed assets	2,515	795	1,186
Payable for acquired intangible assets	—	500	—
Deferred compensation reversal to equity	300	264	360
Capitalized stock-based compensation	133	59	—

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

									Accumulated	Retained
					Common Stock,		Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income
	(In thousands, except share amounts)
Balance as of January 1, 2007	—	$—	39,358,769	$393	1,219	$(31)	$289,490	$(4,322)	$37	$(1,230)	$284,337
Exercise of stock options	—	—	633,320	6	—	—	4,003	—	—	—	4,009
Directors deferred compensation stock units	—	—	8,133	—	—	—	294	—	—	—	294
Officers deferred compensation stock units	—	—	2,177	—	—	—	66	—	—	—	66
Issuances of common stock under employee stock purchase plan	—	—	59,202	2	—	—	1,777	—	—	—	1,779
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	314	—	—	—	314
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	6,995	—	—	—	6,995
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8,144	—	8,144	8,144
Treasury stock	—	—	—	—	2,983	(108)		—	—	—	(108)
Issuance of restricted common stock grants	—	—	235,725	2	—	—	(2)	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,729	—	—	1,729
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	4,604	—	—	—	4,604
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	397	—	—	397
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	3,862	—	—	—	3,862
Options and restricted share cancellations	—	—	(40,401)	—	—	—	(140)	140	—	—	—
Issuance of common stock — public offering	—	—	2,300,000	23	—	—	102,169	—	—	—	102,192
Other	—	—	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	—	—	—	—	19,752	19,752	19,752

Comprehensive income												$27,896

Balance as of December 31, 2007	—	$—	42,556,925	$426	4,202	$(139)	$413,428	$(2,056)	$8,181	$18,522	$438,362

									Accumulated	Retained
					Common Stock,		Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income
	(In thousands, except share amounts)
Exercise of stock options	—	—	102,182	1	—	—	950	—	—	—	951
Directors deferred compensation stock units	—	—	17,638	—	—	—	264	—	—	—	264
Issuances of common stock under employee stock purchase plan	—	—	123,587	1	—	—	1,690	—	—	—	1,691
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	299	—	—	—	299
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	(1)	—	—	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(10,926)	—	(10,926)	(10,926)
Treasury stock	—	—	—	—	3,003,919	(49,922)		—	—	—	(49,922)
Unrealized gain on auction rate securities	—	—	—	—	—	—	—	—	15	—	15	15
Issuance of restricted common stock grants	—	—	49,357		—	—	—	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,196	—	—	1,196
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	7,191	—	—	—	7,191
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	342	—	—	342
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	5,022	—	—	—	5,022
Options and restricted share cancellations	—	—	(7,952)	—	—	—	(72)	72	—	—	—
Net income	—	—	—	—	—	—	—	—	—	1,736	1,736	1,736

Comprehensive income												$18,721

Balance as of December 31, 2008	—	$—	42,841,737	$428	3,008,121	$(50,061)	$428,771	$(446)	$(2,730)	$20,258	$396,220

									Accumulated	Retained
					Common Stock,		Additional	Deferred	Other	Earnings	Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income
	(In thousands, except share amounts)
Exercise of stock options	—	—	592,964	6	—	—	2,196	—	—	—	2,202
Directors deferred compensation stock units	—	—	18,097	—	—	—	300	—	—	—	300
Issuances of common stock under employee stock purchase plan	—	—	61,595	1	—	—	874	—	—	—	875
Compensation expense related to the employee stock purchase plan	—	—	—	—	—	—	60	—	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,928	—	7,928	7,928
Treasury stock	—	—	—	—	31,494	(379)		—	—	—	(379)
Unrealized gain on auction rate securities	—	—	—	—	—	—	—	—	953	—	953	953
Issuance of restricted common stock grants	—	—	61,243	1	—	—	(1)	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	280	—	—	280
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	10,314	—	—	—	10,314
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	118	—	—	118
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	6,350	—	—	—	6,350
Options and restricted share cancellations	—	—	(105,691)	(1)	—	—	(48)	48	—	—	(1)
Net (loss)	—	—	—	—	—	—	—	—	—	(4,334)	(4,334)	(4,334)

Comprehensive income												$23,268

Balance as of December 31, 2009	—	$—	43,469,945	$435	3,039,615	$(50,440)	$448,816	$—	$6,151	$15,924	$420,886

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description

     DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 800 lenders.  Our dealer management system (DMS) provides dealers with easy-to-use tools with real-time data access that will streamline any automotive business. With our inventory management solution, DealerTrack AAX, dealers get better data along with the tools to make smarter, more profitable inventory decisions. Our sales and finance & insurance (F&I) solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data, accessories and consulting services providers, Automotive Lease Guide (ALG) and Chrome Systems (Chrome).

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

    Use of Estimates

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America  require management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     On an on-going basis, we evaluate our estimates, including those related to the accounts receivable allowance, the fair value of financial assets, acquired intangible assets, goodwill, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software and website development costs; assumptions used to calculate stock-based compensation including volatility, expected term and forfeiture; and income taxes, among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

    Revenue Recognition

      Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, and credit report providers, for each fee-bearing product accessed by dealers.

     We offer web-based service to lenders for the electronic receipt of credit application data and contract data for automotive financing transactions in consideration for a transaction fee. This service is sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. Credit application and digital and electronic contracting processing revenue is recognized on a per transaction basis, after customer receipt and when collectability is reasonably assured. Set-up fees charged to the lenders for establishing connections, if any, are recognized ratably over the expected customer relationship period of four years.

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

  Other Revenue.  Other revenue consists of revenue primarily earned through training and start up fees from our DMS solution, shipping commissions earned from our digital contract business and consulting and analytical revenue earned from ALG.

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

  Short-term and long-term Investments

     Short-term and long-term investments as of December 31, 2009 consist of auction rate securities that are invested in tax-exempt state government obligations and tax-advantaged preferred securities. Short-term and long-term investments as of December 31, 2008 consist of corporate bonds, municipal notes, and auction rate securities (ARS) that are invested in tax-exempt state government obligations and tax-advantaged preferred securities. We classify investment securities as available for sale, and as a result, report the investments at fair value. For the years ended December 31, 2009, 2008 and 2007, there were unrealized gains of $1.0 million, $15,000, and $0 included in accumulated other comprehensive income, respectively. For further information regarding the fair value measurements of our investments, please refer to Note 3.

  Translation of Non-U.S. Currencies

     We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were not material for the years ended December 31, 2009, 2008 and 2007.

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

  Software and Website Development Costs and Amortization

     We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to four years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net were $21.2 million and $12.7 million as of December 31, 2009 and 2008, respectively. Amortization expense totaled $7.6 million, $7.4 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Goodwill, Other Intangibles and Long-lived Assets

     We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for potential goodwill impairment by comparing the fair value of our one reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value the second step is to record an impairment loss to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

     Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2009 and 2008 did not indicate any impairment of our goodwill.

 Subsequent to our October 1, 2008 goodwill impairment test, our market capitalization was impacted by the volatility in the U.S. equity markets.  For ten days between October 24, 2008 and November 21, 2008, the day of January 21, 2009 and for six trading days between March 3, 2009 and March 10, 2009, our market capitalization was on average approximately 5% below the approximately $405 million carrying value of our consolidated net assets, as of October 1, 2008. The periods between October 24, 2008 and November 21, 2008 and March 3, 2009 to March 10, 2009 coincided with the overall stock market’s low periods for 2008, and 2009, respectively.

  Despite the fact that our market capitalization traded below our book value for a brief period of time, we believed that there had not been an impairment anytime during 2009 or 2008, based on the limited duration and depth of the market decline. In addition, there was no factoring of an implied control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest.  The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements. As of December 31, 2008, our market capitalization was approximately $475 million compared to our book value, including goodwill, of approximately $396 million. As of October 1, 2009, our market capitalization was approximately $750 million compared to our book value, including goodwill, of approximately $418 million.

     We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Intangible asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair market value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation.

     Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

▪	any sustained decline in the company's stock price below book value;
▪	results of our goodwill impairment test;
▪	sales and operating trends affecting products and groupings;
▪
the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, the number of dealers within our network;

▪	any losses of key acquired customer relationships; and
▪	changes to or obsolescence of acquired technology, data, and trademarks.

  We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. If events and circumstances were to continue we may be required to write-off some of our goodwill or long-lived assets and could incur a significant non-cash charge to our income statement.

 We also evaluate the remaining useful life of our long-lived assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

  As discussed in Note 6 of our consolidated financial statements, during the fourth quarter of 2008, as a result of a specific event, we recorded and impairment of an intangible asset of approximately $1.9 million to cost of revenue.

  Income Taxes

     We account for income taxes in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     The total liability for the uncertain tax positions recorded in our balance sheet in accrued other liabilities as of December 31, 2009 and December 31, 2008, was $0.8 million and $0.5 million, respectively. Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2009 and December 31, 2008, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $47,000 and $38,000, respectively.

  Advertising Expenses

     We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.3 million, $1.4 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Concentration of Credit Risk

     Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and receivables from clients. We place our cash, cash equivalents, short-term investments and long-term investments with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition. As of December 31, 2009 and 2008 no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2009 no customer accounted for more than 10% of our revenue.

     Our revenue is generated from customers associated with the automotive industry.

  Net (Loss) Income per Share

     Effective January 1, 2009, we adopted ASC Topic 260-10-45, Earnings Per Share (ASC Topic 260). Under ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. Our nonvested restricted common stock, which includes our long-term incentive equity awards, are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest and, therefore, have been included in the denominator of both the basic and diluted earnings per share calculations. Basic earnings per share is calculated by dividing net (loss) income, adjusted for amounts allocated to participating securities under two-class method, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income, adjusted for amounts allocated to participating securities under two-class method, by the weighted average number of common shares outstanding, assuming dilution, during the period. All prior-periods earnings per share data presented have been adjusted retroactively to conform to the provision of ASC Topic 260, which did not have a significant impact on our historical earnings per share calculations.

     The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income	$(4,334)	$1,736	$19,752
Net income allocated to participating securities under two-class method	—	(36)	(447)
Net (loss) income applicable to common stockholders	$(4,334)	$1,700	$19,305

Denominator:
Weighted average common stock outstanding (basic)	39,524,544	40,461,896	39,351,138
Common equivalent shares from options to purchase common stock and restricted common stock units (1)	—	1,076,483	1,535,344

Weighted average common stock outstanding (diluted)	39,524,544	41,538,379	40,886,482

Basic net (loss) income per share applicable to common stockholders (2)	$(0.11)	$0.04	$0.49

Diluted net (loss) income per share applicable to common stockholders (2)	$(0.11)	$0.04	$0.47

     The following is a summary of the weighted securities outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	Year Ended December 31,
	2009	2008 (2)	2007 (2)
Stock options	4,292,789	2,252,509	478,421
Restricted stock units	629,041	—	—

Total	4,921,830	2,252,509	478,421

(1)
Our restricted common stock units are not considered participating securities since they do not contain a non-forfeitable right to dividends and have, therefore, not been included in the denominator for basic earnings per share calculations.

(2)
Earnings per share data for the years ended December 31, 2008 and 2007 have been retroactively adjusted to conform to the provisions of ASC Topic 260, which did not have a significant impact on our historical earnings per share calculation.

  Stock-Based Compensation

     We have four types of stock-based compensation programs: stock options, restricted stock units, restricted common stock, and an employee stock purchase plan (ESPP).

     The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	$10,475	$8,331	$6,333
Restricted common stock (1)	4,599	5,361	4,260
Restricted stock units	1,855	—	—
ESPP	60	299	313

Total stock-based compensation expense (2)	$16,989	$13,991	$10,906

(1)
The expense recorded to restricted common stock includes expense related to the EBITDA Performance Award and the Market Value Award for the years ended December 31, 2009, 2008 and 2007 as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
EBITDA Performance Award	$486	$682	$640
Market Value Award	258	750	717

Total	$744	$1,432	$1,357

(2)
Included in stock-based compensation expense for the year ended December 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business, please refer to Note 16.

  Stock-based compensation cost is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. Determining the appropriate fair value model and calculating the fair value of the share-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected options, restricted stock units, or restricted common stock that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards.

 Due to our limited public company history, for the years ended December 31, 2009, 2008 and 2007, the expected volatility and for the year ended December 31, 2009, the expected life of option grants were determined based on the expected volatility and expected lives of similar entities whose shares are publicly traded, except for the expected volatility and expected life assumptions utilized for awards granted in September 2009 under the Stock Option Exchange Program (SOEP) and the Long-Term Incentive Plan (LTIP). For the years ended December 31, 2008 and 2007, the expected lives of options were determined based on the “simplified” method under the provisions of ASC Topic 718-10, Compensation – Stock Compensation.

 For options granted in September 2009 under the SOEP, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded.  We expect to apply this volatility methodology to future option grants.  The expected life under the SOEP was determined by an independent third party by means of Monte-Carlo simulations of future stock price based upon “in-the-money”, vesting schedule, contractual term, current life to date and applied an annual termination rate (after vesting) to the outstanding options in the simulation to reflect the probability of exercise behavior.  Stock-based compensation expenses related to the SOEP will be amortized over the new vesting schedule of 25% six months from the grant date, 25% twelve months from the grant date and 1/48 each month thereafter.

  Awards granted under the LTIP consisted of 455,000 shares of restricted common stock (net of cancellations). Each individual’s total award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards were to be earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but would not vest unless the grantee remained continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award was not earned in an earlier year, it could have been earned upon achievement of that target in a subsequent year. The awards were subject to acceleration in full upon a change in control. We valued the EBITDA Performance Award and the Market Value Award using the Black-Scholes and binomial lattice-based valuation pricing models, respectively. The total fair value of the entire EBITDA Performance Award was $6.0 million (prior to estimated forfeitures), of which, in 2007, we began expensing the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. The EBITDA target for 2007 was achieved. As of December 31, 2009, no amounts were expensed related to the EBITDA Performance Awards for 2008 and 2009 as the targets were not achieved. The total value of the entire Market Value Award was $2.5 million (including estimated forfeitures), which was expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition was satisfied, the expense was not reverseable, even if the market conditions were not satisfied. During the year ended December 31, 2009, 96,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated due to the departure of certain executive officers, most of which were in connection with the realignment of our workforce and business as discussed in Note 16. For the year ended December 31, 2009, we reversed approximately $0.5 million of stock-based compensation expense related to the cancelled shares and recorded stock-based compensation expense of approximately $0.2 million related to the accelerated shares. On January 31, 2010, 151,697 shares of long-term performance equity awards vested relating to the 2007 EBITDA Performance Award and the 2007 Market Value Award and the remaining 303,303 shares of long-term performance equity awards were cancelled as the 2008 and 2009 EBITDA and Market Value targets were not achieved.

  Other assumptions required for estimating fair value with Black-Scholes model are the expected risk-free interest rate and the expected dividend yield.  The risk-free interests used were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.  The expected dividend yield is not applicable as we have not paid any dividends and current intend to retain any future earnings for use in our business.

  Options granted generally (SOEP and LTIP exceptions noted above) vest over a period of four years from the vesting commencement date (three years for directors), and expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

 Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

  For the year ended December 31, 2009, 2008, and 2007, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected life (in years)	4.18 – 4.47	4.33 – 4.47	4.33 – 6.25
Risk-free interest rate	1.62 – 2.12%	2.35 – 3.14%	3.09 – 4.76%
Expected volatility	48.6 – 51.6%	47 – 48.6%	47%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$5.79	$9.61	$16.47

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Revenue Recognition guidance around Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as third-party evidence or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The final consensus is effective for fiscal years beginning after June 15, 2010. Companies will have the option of adopting the guidance retrospectively or prospectively for new or materially modified agreements. Early adoption is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2009, the FASB issued the The FASB Accounting Standards Codification™ (the Codification) which became the single authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and was effective for our third quarter of 2009. At that time, all references made to U.S. GAAP used the new Codification numbering system prescribed by the FASB. The Codification does not change or alter existing U.S. GAAP and did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard which modified how a company determines when it is required to consolidate an entity and is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this guidance on our consolidated financial statements.

3. Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Financial assets measured at fair value on a recurring basis include the following as of December 31, 2009 and 2008 (in thousands):

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1)	$127,608	$—	$—	$127,608
Short-term investments (2)	1,484	—	—	1,484
Long-term investments (3)	—	—	3,971	3,971

Total	$129,092	$—	$3,971	$133,063

As of December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008
Cash equivalents (1)	$124,497	$—	$—	$124,497
Short-term investments (2)(4)	42,490	860	—	43,350
Long-term investments (3)(4)	—	2,842	1,550	4,392

Total	$166,987	$3,702	$1,550	$172,239

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities. As of December 31, 2008, Level 1 short-term investments consisted primarily of corporate bonds and municipal notes with maturity dates of one year or less, for which we determined fair value through quoted market prices.

(3)
Level 3 long-term investments as of December 31, 2009 and 2008 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. We have classified this as long-term due to the maturity date of the security being in 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments as of December 31, 2009 also include $2.4 million, or 0.5% of total assets, of tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

(4)
As of December 31, 2008, Level 2 short-term and long-term investments of $3.7 million (net of impairment charge) consisted of ARS invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. Based upon our assessment we reduced the fair value of the investments in the preferred stock trusts form $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings and an unrealized gain of $0.1 million to stockholders’ equity during the year ended December 31, 2008. These ARS were associated with failed auctions.

The change in the carrying amount of Level 3 investments for the years ended December 31, 2008 and 2009 is as follows (in thousands):

Balance as of January 1, 2008	$—
Reclassification from Level 1 investments to Level 3 investments	169,580
Reclassification from Level 3 investments to Level 2 investments	(3,936)
Net sales of auction rate securities	(158,430)
Other-than-temporary impairment included in net income	(5,664)
Balance as of December 31, 2008	1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	$3,971

(5)
During 2009 our investments in ARS invested in certain tax-advantaged preferred stock trusts held as of December 31, 2008 dissolved and the trustees distributed the underlying preferred stock instruments. As a result of these conversions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from December 31, 2008 and as a result we recorded a realized gain in the statement of operations of $0.7 million from $1.4 million to $2.1 million. Subsequent to the trust dissolution through December 31, 2009 we re-measured the fair value and determined that the value had increased and recorded a gain in other comprehensive income of $0.3 million on the increased fair value.  The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 long-term investments as of December 31, 2009 is $2.4 million.

We review the fair value of our short-term and long-tem investments for impairment in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. For the year end December 31, 2008, we determined that the significant reduction in fair value related to our preferred stock trusts ARS was other-than-temporary and we recorded an impairment charge in our consolidated statements of operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting ARS.

4. Business Combinations

AAX Acquisition

On January 23, 2009, we acquired the AAX ® suite of inventory management solutions and other assets, including without limitation all of the capital stock of AAX (collectively, AAX), from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc. (seller), for a purchase price of $30.9 million (net of a purchase price adjustment of $1.7 million, which is discussed below). We expensed approximately $0.5 million of professional fees associated with this acquisition, which is classified in selling, general and administrative expenses.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$489
Property and equipment	1,035
Intangible assets	16,639
Goodwill	15,348

Total assets acquired	33,511
Total liabilities assumed	(2,636)

Net assets acquired	$30,875

The liabilities assumed includes a $2.3 million deferred tax liability that relates primarily to the future amortization of certain acquired intangibles.

We allocated the amounts of intangible assets and goodwill based on fair value as follows: approximately $7.4 million of the purchase price has been allocated to customer contracts (weighted-average useful life is 6.5 years), $6.2 million to acquired technology and database (weighted-average useful life is 4.2 years), $2.0 million to the AAX trade name (seven year useful life), and $1.0 million to a non-compete agreement (four year useful life).  The useful life for each of the above acquired long-term intangible assets was determined based on the period which the asset is expected to contribute directly or indirectly to our future cash flows. We recorded approximately $15.3 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. The allocated value of goodwill primarily relates to the acquired workforce and the anticipated synergies resulting from combining AAX with our current inventory management solution, and $13.0 million of the goodwill recorded is deductible for tax purposes.

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

The results of AAX were included in our consolidated statement of operations from the date of acquisition. AAX revenue since the date of acquisition was $18.4 million. We are unable to provide AAX earnings since acquisition since we do not have stand-alone earnings reporting for AAX.

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

Purchase Price Adjustment

A condition of the purchase agreement provided that the seller and its affiliates would reimburse us $1.7 million for certain lost tax deductions due to the structuring of the transaction. The purchase price reimbursement has been recorded as a receivable in purchase accounting and was collected on October 1, 2009.

There is a contingency in the purchase arrangement that could have required the seller to reimburse a portion of the purchase price to DealerTrack if certain customers canceled their subscriptions based on certain factors.  We believed the probability for this contingency to occur was remote.  As such, no value was ascribed to this contingency in purchase accounting. The contingency period was amended during the third quarter 2009 to expire September 30, 2009 instead of October 31, 2009.

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

	Year Ended December 31,
	2009	2008
	(in thousands, except share and per share amounts)
	(Unaudited)

Net revenue	$227,209	$268,789
Net loss	$(4,559)	$(3,601)
Basic net loss per share applicable to common stockholders	$(0.12)	$(0.09)
Diluted net loss per share applicable to common stockholders	$(0.12)	$(0.09)

AutoSytleMart, Inc. (ASM) Acquisition

     On August 1, 2007, we completed the purchase of all of the outstanding shares of ASM, for a purchase price of $4.0 million in cash (including direct acquisition costs of $0.2 million). ASM is a provider of accessories-related solutions to automotive dealerships. Under the terms of the merger agreement, we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The additional consideration of $1.0 million was deemed compensation for services, as payment was contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million was recorded as a selling, general and administrative expense for the year ended December 31, 2009. As of December 31, 2009, it has been determined that the operational targets related to the remaining $10.0 million in contingent payment obligations are not yet probable of being achieved. Any amounts deemed probable in the future will also be recorded as a selling, general and administrative expense. Quarterly, we will re-assess the probability of the achievement of the operational targets.

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

 Arkona, Inc. (Arkona) Acquisition

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

     The liabilities assumed includes a $9.3 million deferred tax liability that relates primarily to the future amortization of acquired intangibles offset by a $4.5 million deferred tax asset that relates primarily to acquired net operating loss carryovers. Additionally, the liabilities assumed include approximately a $2.8 million sales tax liability, which had been reduced by $0.8 million for the year ended December 31, 2008.   For the year ended December 31, 2009, we reversed an additional $0.6 million of the pre-acquisition sales tax liability. The contingency was resolved subsequent to the close of the purchase accounting allocation period and, as such, the $0.6 million was recorded as other income in the 2009 statement of operations.

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

Curomax Corporation and its subsidiaries (Curomax) Acquisition

     On February 1, 2007, we completed the purchase of all of the outstanding shares of Curomax pursuant to a shares purchase agreement, dated as of January 16, 2007, for an adjusted cash purchase price of approximately $40.7 million (including direct acquisition and restructuring costs of approximately $1.6 million). Curomax is a provider of an Internet-based credit application and contract processing network in Canada. Under the terms of the share purchase agreement, we had future contingent payment obligations of approximately $1.8 million in cash to be paid out based upon the achievement of certain operational objectives over the subsequent twenty-four months. As of December 31, 2008, we had determined that certain operational conditions had been met and as such, recorded a liability and additional goodwill of approximately $1.8 million which was paid in the first quarter of 2009.

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

Automotive Lease Guide (ALG) Purchase Price Adjustment

     In connection with the purchase of Automotive Lease Guide on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. There was additional contingent consideration of up to $11.3 million that could be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. The total amount of contingent consideration paid or accrued as of December 31, 2009 was $3.1 million. The additional purchase price consideration was recorded as goodwill on our consolidated balance sheet.

5. Property and Equipment

     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful	December 31,
	Life (Years)	2009	2008
Computer equipment	3 - 5	$22,662	$20,431
Office equipment	5	3,550	2,896
Furniture and fixtures	5	3,343	3,068
Leasehold improvements	5 -11	3,188	1,233

Total property and equipment, gross		32,743	27,628
Less: Accumulated depreciation and amortization		(19,229)	(14,180)

Total property and equipment, net		$13,514	$13,448

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007, was $7.1 million, $5.9 million and $4.1 million, respectively, and is calculated on a straight line basis over the estimated useful life of the asset.

6. Intangible Assets

     The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$40,352	$(24,769)	$33,673	$(17,289)	2-7
Database	13,825	(10,945)	13,333	(8,818)	3-6
Trade names	12,510	(6,924)	10,500	(5,469)	5-10
Technology	27,170	(11,110)	22,684	(7,209)	1-5
Non-compete agreement	6,585	(5,090)	10,697	(7,697)	2-5

Total	$100,442	$(58,838)	$90,887	$(46,482)

     Amortization expense related to intangibles for the years ended December 31, 2009, 2008, and 2007, was $20.3 million, $26.8 million, and $28.2 million, respectively.

     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the December 31, 2009 book value, as follows (in thousands):

2010	$19,211
2011	10,363
2012	5,476
2013	3,439
2014	2,177
Thereafter	938

Total	$41,604

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

7. Goodwill

  The changes in the carrying amount of goodwill for the year ended December 31, 2009 is as follows (in thousands):

Balance as of January 1, 2009	$114,886
Acquisition of AAX (Note 4)	15,348
Impact of change in Canadian dollar exchange rate	3,587
Exit from SCS business (Note 17)	(200)
Purchase price adjustment – ALG (Note 4)	1,126

Balance as of December 31, 2009	$134,747

     The changes in the carrying amount of goodwill for the year ended December 31, 2008 is as follows (in thousands):

Balance as of January 1, 2008	$117,702
Purchase price adjustments — Curomax (Note 4)	1,799
Impact of change in Canadian dollar exchange rate	(4,610)
Purchase price adjustments – ALG (Note 4)	1,139
Purchase price adjustments – Arkona (Note 4)	(836)
Other	(308)

Balance as of December 31, 2008	$114,886

8. Accrued Liabilities - Other

     Following is a summary of the components of other accrued liabilities (in thousands):

	December 31,
	2009	2008
Customer deposits	$2,357	$2,749
Professional fees	2,197	1,158
Revenue share	1,284	1,700
Sales taxes	883	1,511
Software licenses	1,408	1,341
Accrued Curomax contingent consideration (Note 4)	—	1,837
Other	3,195	1,089

Total accrued liabilities - other	$11,324	$11,385

9. 401(k) Plan

  Our 401(k) plan covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Effective April 1, 2009, we discontinued new matching contributions to the plan. At December 31, 2009, the Company elected to make a 1% matching contribution on eligible earnings under the 401(k) plan. Effective January 1, 2010 the Company reinstated the employer matching contributions to the 401(k) plan. Contributions under such plans for the years ended December 31, 2009, 2008 and 2007 were $1.3 million, $2.0 million and $1.6 million, respectively.

10. Income Taxes

     The components of our (loss) income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$(16,676)	$(2,467)	$29,433
Canada	8,823	8,164	3,353
Total (loss) income before taxes	$(7,853)	$5,697	$32,786

     The (benefit) provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
	2009	2008	2007
Current tax:
Federal	$383	$2,440	$14,123
State and local	(1,066)	290	2,373
Canada	4,426	3,283	1,169

Total current tax	3,743	6,013	17,665

Deferred tax:
Federal	(5,915)	(1,783)	(5,757)
State and local	(498)	(913)	179
Canada	(849)	644	947

Total deferred tax	(7,262)	(2,052)	(4,631)

(Benefit) provision for income taxes, net	$(3,519)	$3,961	$13,034

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse.

Deferred tax assets and liabilities as of December 31, 2009 and 2008 consisted of the amounts shown below:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$3,363	$4,465
Depreciation and amortization	77	—
Deferred compensation	15,438	11,053
Acquired intangibles	4,973	5,650
Tax credits	1,367	—
Impairment loss	1,135	2,171
Other	4,290	2,021
	30,643	25,360

Deferred tax liabilities:
Acquired Intangibles	(738)	(1,299)
Capitalized software and website development	(3,564)	(2,076)
Depreciation and amortization	—	(864)
Tax credits	—	(100)
Other	(1,088)	(1,144)

	25,253	19,877
Deferred tax asset valuation allowance	(3,862)	(3,322)

Total Deferred tax assets, net	$21,391	$16,555

As required by ASC Topic 740, Income Taxes, (ASC Topic 740) the conclusion that it is more likely than not that the net deferred tax asset of approximately $21.4 million and $16.6 million at December 31, 2009 and 2008, respectively, would be realized was based on careful evaluation of the nature and weight of all of the available positive and negative evidence in accordance with generally accepted accounting principles. In reaching our conclusion, we balanced the weight of both the negative and positive evidence including cumulative losses; recent positive earnings; the expected level of future earnings; the length of the carry forward periods applicable to the deferred tax assets; and the change in business activity in recent years as compared to the initial years of operation.

The Company’s deferred tax assets as of December 31, 2009 have been reduced in accordance with ASC 718. As such, foreign tax credit carryforwards which were increased due to excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts will be recorded as an addition to stockholders’ equity and will reduce current taxes payable if and when the carryovers are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by the $1.3 million effect resulting from excess tax deductions from stock options.

We have state net operating losses which expire in various times and amounts through 2027. For the year ended December 31, 2009, we had a valuation allowance which may not be utilized of $3.9 million , of which approximately $1.1 million represents an allowance against our state net operating losses, $1.5 million represents an allowance against our impairment loss for auction rate securities, and $1.3 million represents an allowance against our Foreign Tax Credits. Capital losses generally may only be used to offset income from capital gains.  Since we do not anticipate any capital gains in the foreseeable future, no tax benefit is recorded with respect to the impairment losses as it is not likely that tax benefits would ultimately be realized from such losses. For the year ended December 31, 2008, approximately $1.1 million of the $3.3 million represents a valuation allowance against our state net operating losses, which may not be utilized, and $2.2 million of the $3.3 million represents a valuation allowance against our impairment loss for auction rate securities, which may not be utilized.

As of December 31, 2009 and 2008, we had U.S. federal net operating loss carryforwards of $6.3 million and $9.2 million, respectively. These loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022.

As of December 31, 2009 and 2008, we had U.S. federal foreign tax credit carryovers of $1.3 million and $0.1 million respectively. These credits are available to offset future federal income tax subject to limitation and expire in varying amounts beginning in 2018.

As of December 31, 2008, all Canadian net operating loss carryforwards from prior periods were fully utilized.

The difference in income tax expense between the amount computed using the statutory federal income tax rate and our effective tax rate is primarily due to state taxes and tax exempt income from investments. The effect of change in tax rate for 2009 and 2008 is primarily due to state taxes, differences in foreign tax rates, benefits derived from tax exempt income, effects of foreign repatriation and changes in earnings mix. The effect of change in tax rate for 2008 and 2007 is primarily due to state taxes, differences in foreign tax rates and the benefits derived from tax exempt income.

The analysis of the effective tax rate for 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Pre-tax book income	35.0%	35.0%	35.0%
State taxes	2.3	(2.7)	3.5
Foreign rate differential	(6.2)	18.8	2.8
Deferred tax rate adjustment	2.2	(7.9)	1.5
Valuation allowance and other	11.5	26.3	(3.1)

Total	44.8%	69.5%	39.7%

We do not provide for deferred taxes on the temporary differences related to investments in foreign subsidiaries since such profits are considered to be permanently invested.

We do not expect any significant increase or decrease in our unrecognized tax benefits within the next 12 months. We have adopted the revisions of generally accepted accounting principles, now included in ASC Topic 740 with respect to accounting for uncertain tax positions. ASC Topic 740 specifies the way public companies are to account for uncertainty in income taxes and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of ASC Topic 740 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change.

We file a consolidated US income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (IRS) has concluded a review of our consolidated federal income tax return for the periods ended December 31, 2006 and December 31, 2007 with no income tax adjustments. The IRS completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended March 31, 2006 (pre-acquisition period). The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2006.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At December 31, 2007, no amounts were accrued for interest and penalties related to tax positions taken on our tax returns. At December 31, 2009 and December 31, 2008, we accrued interest and penalties related to tax positions taken on our tax returns of approximately $47,000 and $38,000, respectively.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows (dollars in millions):

Balance January 1, 2009	$0.5
Additions	0.4
Statue expiration	(0.1)
Payments	—

Balance December 31, 2009	$0.8

Balance January 1, 2008	$0.1
Additions	0.4
Payments	—

Balance December 31, 2008	$0.5

Balance January 1, 2007	$0.4
Additions	—
Payments	(0.3)

Balance December 31, 2007	$0.1

As of December 31, 2009, approximately $0.5 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

11. Stock Option and Deferred Compensation Plans

Third Amended and Restated 2005 Incentive Award Plan

On June 17, 2009, our stockholders approved a proposal to amend and restate our Second Amended and Restated Incentive Award Plan (2005 Plan) to, among other things, increase the aggregate number of shares authorized for issuance under the 2005 Plan by 4,855,847 shares. After giving effect to these additional shares there is an aggregate of 14,105,847 shares of common stock that have been reserved for issuance pursuant to the 2005 Plan. As of December 31, 2009, 5,430,632 shares were available for future issuance. Options granted generally vest over a period of four years from the vesting commencement date (three years for directors), and expire seven years from the date of grant (as defined by the plan document), except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant (as defined by the plan document) and terminate, to the extent unvested, on the date of termination of employment, and to the extent vested, generally at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

Our stockholders also approved a proposal to amend our 2005 Plan to allow for a one-time stock option exchange program. For further information regarding the stock option exchange program, please refer to Note 12.

The following table summarizes the activity under our stock option plans as of December 31, 2009:

	Number of	Weighted-Average
	Shares	Exercise Price
Balance as of January 1, 2009	4,733,349	$16.0616
Options Granted	1,188,907	$14.1923
Options Exercised	(592,964)	$3.7129
Options Forfeited	(483,367)	$26.2041
Options Expired	(411,083)	$27.9625

Balance as of December 31, 2009	4,434,842	$15.0110

Vested and unvested expected to vest as of December 31, 2009	1,489,077	$17.3361

The intrinsic value of the stock options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $6.1 million, $1.1 million, and $18.9 million, respectively. The intrinsic value of the stock options vested and unvested expected to vest at December 31, 2009 was approximately $5.2 million. The weighted average remaining contractual term for options vested and unvested expected to vest at December 31, 2009 was 5.8491 years.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2009:

		Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-	Aggregate		Average	Weighted-	Aggregate
Exercise	Number of	Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Price	Shares	Contractual	Exercise	Value	Number	Contractual	Exercise	Value
Range	Outstanding	Life in Years	Price	(’000)	Exercisable	Life in Years	Price	(’000)
$2.80 — $47.98	4,434,842	4.9138	$15.0110	$26,425	2,855,556	4.3962	$13.7253	$20,990

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $18.79 for the year ended December 31, 2009.

We have granted restricted common stock awards and restricted common stock units to certain employees and directors under the 2005 Incentive Award Plan. The awards are generally subject to an annual cliff vest of four years from the date of grant (one year for directors).

A summary of the status of the non-vested shares of restricted common stock awards as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

	Restricted Common Stock
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested as of January 1, 2009	883,175	$14.3609
Awards granted	61,243	$15.4300
Awards vested	(217,859)	$21.3881
Awards canceled/expired/forfeited	(105,691)	$12.4730

Non-vested as of December 31, 2009	620,868	$12.3219

The total fair value for restricted common stock awards that vested during the year ended December 31, 2009, 2008 and 2007 was $2.9 million, $2.7 million, and $2.5 million, respectively.

A summary of the status of the non-vested shares of restricted common stock units as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

	Restricted Common Stock Units
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested as of January 1, 2009	—	$—
Awards granted	715,775	$12.0253
Awards vested	—	$—
Awards canceled/expired/forfeited	(31,850)	$11.7600

Non-vested as of December 31, 2009	683,925	$12.0376

As of December 31, 2009, there was $9.3 million, $5.9 million, and $5.1 million of unamortized stock-based compensation expense related to stock options, restricted common stock units, and restricted common stock awards, respectively. The unamortized stock-based compensation expense related to stock options and restricted common stock units is expected to be recognized on a straight line basis over a weighted average remaining period of 1.8076 years and 3.1215 years, respectively. Of the $5.1 million of unamortized stock-based compensation expense related to restricted common stock awards, $2.1 million is expected to be recognized on a straight-line basis over a weighted average remaining period of 0.5384 years. The remaining $3.0 million of unamortized stock-based compensation expense related to restricted common stock awards relates to the long-term incentive equity awards, of which $0.1 million relates to the Market Value Awards and $2.9 million relates to the EBITDA Performance Awards. Of the $3.0 million of unamortized stock-based compensation expense related to the long-term incentive equity awards, $2.9 million will not be expensed due to the cancellation of 303,303 awards on January 31, 2010.

Employee Stock Purchase Plan

The total number of shares of common stock reserved under the ESPP is 1,500,000 and the total number of shares available for future issuance as of December 31, 2009 under the ESPP is 1,213,479. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 95% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. Effective April 1, 2009, the discount was reduced from 15% to 5%. As of December 31, 2009, 286,521 shares of common stock were issued under the ESPP.

Employees’ Deferred Compensation Plan

The Employees’ Deferred Compensation Plan is a non-qualified retirement plan. The Employees’ Deferred Compensation Plan allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2009, 2,177 deferred stock units were recorded under a memo account and 147,823 shares of common stock are reserved and available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2009, 58,785 deferred stock units were recorded under a memo account and 16,215 shares of common stock are reserved and available for distribution under the Directors’ Deferred Compensation Plan.

Long Term Incentive Equity Awards

Awards granted under the LTIP, consisted of 455,000 shares of restricted common stock (net of cancellations). Each individual’s total award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The awards are earned upon our achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009, but will not vest unless the grantee remains continuously employed in active service until January 31, 2010. If an EBITDA Performance Award or Market Value Award is not earned in an earlier year, it can be earned upon achievement of that target in a subsequent year. The awards will accelerate in full upon a change in control.

During the year ended December 31, 2009, 96,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated due to the departure of certain executive officers, most of which were in connection with the realignment of our workforce and business as discussed in Note 16. For the year ended December 31, 2009, we reversed approximately $0.5 million of stock-based compensation expense related to the cancelled shares and recorded stock-based compensation expense of approximately $0.2 million related to the accelerated shares.

On January 31, 2010, 151,697 shares of long-term performance equity awards vested relating to the 2007 EBITDA Performance Award and the 2007 Market Value Award and the remaining 303,303 shares of long-term performance equity awards were cancelled as the 2008 and 2009 EBITDA and Market Value targets were not achieved.

12. Stock Option Exchange Program

On August 7, 2009, the Company commenced a tender offer to its employees (excluding executive officers and members of the board of directors) to exchange outstanding options to purchase shares of our common stock granted prior to August 7, 2008, that have an exercise price per share greater than $22.82 (Eligible Options) for a lesser number of new options to purchase shares of the Company’s common stock with an exercise price equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of grant, subject to certain conditions. The exchange offer expired on September 3, 2009 and pursuant to the exchange offer, 571,763 Eligible Options were tendered, representing 64% of the total Eligible Options qualified for the exchange. On September 4, 2009, we granted an aggregate of 435,247 stock options in exchange for the Eligible Options surrendered. The incremental fair value stock-based compensation expense related to the 435,247 exchanged stock options is approximately $54,000. The incremental expense of $54,000 will be amortized over the new vesting schedule of 25% six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options date each month thereafter. We adopted the pooling method of accounting, whereby we are recognizing the unamortized stock-based compensation expense of the original award plus the incremental expense of the new grant over the new vesting schedule.

13. Stock Repurchase Program

On March 18, 2008, the board of directors approved a stock repurchase program under which we were authorized to spend up to $75.0 million to repurchase shares of our common stock. The stock repurchase program expired on March 31, 2009. From inception of the program through its expiration, we repurchased approximately 3.0 million shares of common stock for an aggregate price of approximately $49.8 million. There were no repurchases during 2009.

14. Commitments and Contingencies

Operating Leases

We lease our office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through October 15, 2018. In general, leases relating to real estate include rent escalations clauses relating to increases in operating costs. Some leases also include renewal options of up to 5 years. For the years ended December 31, 2009, 2008 and 2007 the total operating lease expense was $5.5 million, $5.0 million and $4.6 million, respectively.

Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2010	$4,952
2011	4,370
2012	3,991
2013	3,416
2014	2,653
Thereafter	9,552

$28,934

  Capital Leases

The following is an analysis of the leased property under capital leases by major property class (in thousands):

	December 31,
	2009	2008
Computer equipment	$1,591	$1,486
Furniture and fixtures	197	203
	1,788	1,689

Less: Accumulated depreciation	(1,229)	(870)

	$559	$819

Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,
2010	$466
2011	231
2012	65

Total minimum lease payments	762
Less: Amount representing taxes, included in total minimum lease payments	(27)
Net minimum lease payments	735
Less: Amount representing interest	(55)

Present value of net minimum lease payments	$680

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

We undertook a comprehensive review of the audit findings of the Ministry using external tax experts. Our position has been that our lender revenue transactions are not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and his intention was to recommend his confirmation to senior management of the Ministry. The officer agreed, however, to defer his recommendation for a period of thirty business days to enable us to submit any additional information not yet provided. We submitted additional information to the Ministry to support our position that the services are not subject to sales tax.

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterates the Ministry’s position that the transactions are subject to Ontario retail sales tax. The parties have completed the discovery process and we expect this matter will be heard by the Superior Court in 2010. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these lender revenue transactions. This appeal is supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions have agreed to participate in the cost of the litigation.

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.2 million (CAD) to $5.8 million (CAD), including penalties and interest.

Commitments

Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.2 million as of December 31, 2009 and $5.4 million as of December 31, 2008, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $1.9 million as of December 31, 2009 and $2.9 million as of December 31, 2008, if there is a change in control.

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

15. Segment Information

The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the years ended December 31, 2009, 2008 and 2007 is approximately 11%, 11% and 10% of our revenue, respectively.

Supplemental disclosure of revenue by service type is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Transaction services revenue	$94,406	$132,419	$147,312
Subscription services revenue	114,931	94,690	75,061
Other	16,289	15,597	11,472

Total net revenue	$225,626	$242,706	$233,845

16. Realignment of Workforce and Business

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

The table below sets forth the significant cash components and activity associated with the realignment of workforce and business under the restructuring program for the year ended December 31, 2009 (in thousands):

	Balance as of January 1, 2009	Charges	Cash Payments	Balance as of December 31, 2009
Severance	$—	$2,683	$2,683	$—
Other benefits	—	156	156	—

Total	$—	$2,839	$2,839	$—

17. Exit from SCS Business

On February 14, 2009, DealerTrack exited its SCS business in a transaction with a former senior executive of the company who left the organization in January 2009 as part of the realignment of our workforce. The SCS business, which accounted for approximately $1.9 million of revenue in 2008, is an administration system used by aftermarket providers as their back-end origination solution. The SCS entity was and will continue to be funded through owner contributions and through ongoing operations. DealerTrack recorded a gain of approximately $0.2 million upon sale which is classified as a contra expense in selling, general and administrative expenses for the twelve months ended December 31, 2009.

If the purchaser of the business goes through a change of control prior to February 14, 2014, we can earn up to $2.0 million in contingent purchase price from this transaction.  If the purchaser does not undergo a change of control by February 14, 2014, the purchaser will pay DealerTrack a one time payment of $0.5 million. These contingent payments accrue interest at an annual compound interest rate of 12 month LIBOR plus 3%. As of December 31, 2009, DealerTrack’s maximum exposure is approximately $0.4 million. As of December 31, 2009, we have recorded a long-term receivable of approximately $0.4 million, which represents the present value of the expected future contingent payments.

The newly formed company is a variable interest entity (VIE), as defined in ASC Topic 810-10-25-20 through ASC Topic 810-10-25-30, which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements.  The primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both. We have determined that we are not the primary beneficiary of the newly formed entity described above and, therefore, have not included the assets and liabilities or results of operations in our consolidated financial statements. The significant assumptions and judgments used in determining whether we are the primary beneficiary included the fair value of the note receivable from the SCS entity and the fair value of the SCS entity. Unfavorable changes to the fair values could result in consolidation of the SCS entity. We will assess the need for consolidation on a quarterly basis.

18. Subsequent Events

We evaluated subsequent events through February 24, 2010, the date on which this Annual Report on Form 10-K was filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements, except as noted below:

Strategic Agreement with General Motors Acceptance Corporation (GMAC)

On February 10, 2010, DealerTrack, Inc., a subsidiary of DealerTrack Holdings, Inc. (DealerTrack) entered into a strategic relationship with GMAC.  Under the terms of the agreement, GMAC will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to GMAC of $15.0 million payable upon GMAC becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network.  The one-time $15.0 million payment will be recorded ratably as a reduction to revenue over an estimated period of five years.  GMAC will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that GMAC elects to do business with.  GMAC will continue to accept credit applications through the RouteOne system.

DEALERTRACK HOLDINGS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance at
	Beginning of	Charged to		Other	End of
Description	Period	Expenses	Deductions	Adjustments	Period
	(In thousands)
As of December 31, 2009:
Allowance for doubtful accounts	$948	$2,127	$(2,319)	$—	$756
Allowance for sales credits	900	5,571	(4,550)	—	1,921
Deferred tax valuation allowance	3,322	1,246	(488)	(218)	3,862	(1)
As of December 31, 2008:
Allowance for doubtful accounts	$1,730	$4,225	$(5,007)	$—	$948
Allowance for sales credits	885	5,414	(5,399)	—	900
Deferred tax valuation allowance	954	141	—	2,227	3,322	(2)
As of December 31, 2007:
Allowance for doubtful accounts	$1,884	$3,620	$(3,883)	$109	$1,730
Allowance for sales credits	2,523	3,147	(4,785)	—	885
Deferred tax valuation allowance	214	109	—	631	954	(3)

(1)
For the year ended December 31, 2009, the deferred tax valuation allowance was increased by $0.5 million consisting of an increase of $1.2 million due to an increase in unrealizable foreign tax credit carryovers, offset by a decrease of $0.5 million due to a decrease in deferred tax assets related to auction rate securities and $0.2 million decrease related to state and local net operating loss carryovers.

(2)
For the year ended December 31, 2008, the deferred tax valuation allowance was increased by $2.2 million primarily due to realized loss on auction rate securities and was further increased by expenses in various states.

(3)
For the year ended December 31, 2007, the deferred tax valuation allowance was increased by $0.6 million primarily due to acquisitions during 2007 and was further increased by expenses in various states.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2010.

Item 10. Directors, Executive Officers of Corporate Governance

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15. Exhibits, Financial Statement Schedule

     (a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the three years ended December 31, 2009

Consolidated Statements of Cash Flows for the three years ended December 31, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule — Schedule II

(3) Exhibits

Number	Description
3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (3)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (3)
Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.3 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.4 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.5 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Mark F. O’Neil

10.6 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.7 *	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.8 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Richard McLeer

10.9 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.10*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

Number	Description
10.11 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Rick G. Von Pusch

10.12 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.13 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.14 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Eric D. Jacobs.

10.15 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.17 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between DealerTrack Holdings, Inc. and Rajesh Sundaram

10.18 (8)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.19 (8)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.20 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

10.21 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Robert Cox and DealerTrack Holdings, Inc.

10.22 (11)	Severance Agreement and General Release between DealerTrack Holdings, Inc. and Robert Cox dated March 2, 2009.

10.23 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.24 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.25 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.26 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.27 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.28 *	Third Amended and Restated 2005 Incentive Award Plan, effective as of June 17, 2009.

10.29 (7)
Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.30 (5)	Form of Stock Option Agreement.

10.31 (5)	Form of Restricted Stock Agreement.

10.32 (10)	Form of Restricted Stock Unit Agreement.

10.33 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

Number	Description
10.34 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.35 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.36 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.37 (9)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.38 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.39 (9)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.40 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.41 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

     DealerTrack hereby files as part of this Form 10-K the exhibits listed in Item 15(a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Website maintained by the SEC at http://www.sec.gov.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 24, 2010

DealerTrack Holdings, Inc. (Registrant)

By:	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark F. O’Neil	Chairman of the Board, President and Chief Executive	February 24, 2010
Mark F. O’Neil	Officer (principal executive officer)

/s/ Eric D. Jacobs	Senior Vice President, Chief Financial and	February 24, 2010
Eric D. Jacobs	Administrative Officer (principal financial and accounting officer)

/s/ Mary Cirillo-Goldberg	Director	February 24, 2010
Mary Cirillo-Goldberg

/s/ Ann B. Lane	Director	February 24, 2010
Ann B. Lane

/s/ John J. McDonnell, Jr.	Director	February 24, 2010
John J. McDonnell, Jr.

/s/ James David Power III	Director	February 24, 2010
James David Power III

/s/ Howard L. Tischler	Director	February 24, 2010
Howard L. Tischler

/s/ Barry Zwarenstein	Director	February 24, 2010
Barry Zwarenstein

/s/ James Foy	Director	February 24, 2010
James Foy

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Number	Description
3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (3)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (3)
Asset Purchase Agreement, dated as of May 25, 2005, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.3 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.4 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.5 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Mark F. O’Neil

10.6 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.7 *	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.8 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Richard McLeer

10.9 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.10*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.11 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Rick G. Von Pusch

10.12 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.13 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.14 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Eric D. Jacobs.

Number	Description
10.15 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.17 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between DealerTrack Holdings, Inc. and Rajesh Sundaram

10.18 (8)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.19 (8)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.20 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Robert Cox and DealerTrack Holdings, Inc.

10.21 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Robert Cox and DealerTrack Holdings, Inc.

10.22 (11)	Severance Agreement and General Release between DealerTrack Holdings, Inc. and Robert Cox dated March 2, 2009.

10.23 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.24 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.25 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.26 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.27 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.28 *	Third Amended and Restated 2005 Incentive Award Plan, effective as of June 17, 2009.

10.29 (7)
Amendment to Asset Purchase Agreement, dated October 18, 2006, by and among Santa Acquisition Corporation, Automotive Lease Guide (alg), LLC, Automotive Lease Guide (alg) Canada, Inc., Douglas W. Aiken, John A. Blair and Raj Sundaram.

10.30 (5)	Form of Stock Option Agreement.

10.31 (5)	Form of Restricted Stock Agreement.

10.32 (10)	Form of Restricted Stock Unit Agreement.

10.33 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.34 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.35 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.36 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.37 (9)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.38 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

Number	Description
10.39 (9)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.40 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.41 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.