Form 10-Q
period 2010-03-31
DealerTrack Holdings, Inc.
filed 2010-05-06
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51653

DealerTrack Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2336218 (I.R.S. Employer Identification Number)

1111 Marcus Ave., Suite M04
Lake Success, NY, 11042
(Address of principal executive offices, including zip code)

(516) 734-3600
Registrant’s telephone number, including area code

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

As of April 30, 2010, 40,303,825 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$183,210	$197,509
Short-term investments	69	1,484
Accounts receivable, net of allowances of $2,433 and $2,677 as of March 31, 2010 and December 31, 2009, respectively	21,208	17,478
Prepaid expenses and other current assets	12,949	6,844
Deferred tax assets	18,610	2,776

Total current assets	236,046	226,091

Long-term investments	3,975	3,971
Property and equipment, net	15,345	13,514
Software and website developments costs, net	22,565	21,158
Intangible assets, net	37,589	41,604
Goodwill	135,667	134,747
Deferred tax assets — long-term	16,431	29,699
Other long-term assets	14,749	1,543

Total assets	$482,367	$472,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,699	$3,919
Accrued compensation and benefits	5,452	11,717
Accrued liabilities — other	26,048	11,324
Deferred revenues	4,929	4,992
Due to acquirees	723	1,820
Capital leases payable	518	425

Total current liabilities	42,369	34,197

Capital leases payable — long-term	352	281
Deferred tax liabilities — long-term	11,330	11,083
Deferred revenues — long-term	3,540	3,299
Other long-term liabilities	2,559	2,581

Total liabilities	60,150	51,441
Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 43,349,416 shares issued and 40,277,295 shares outstanding as of March 31, 2010; and 175,000,000 shares authorized; 43,469,945 shares issued and 40,430,330 shares outstanding as of December 31, 2009	434	435
Treasury stock, at cost, 3,072,121 shares and 3,039,615 shares as of March 31, 2010 and December 31, 2009, respectively	(51,030)	(50,440)
Additional paid-in capital	452,353	448,816
Accumulated other comprehensive income	6,987	6,151
Retained earnings	13,473	15,924

Total stockholders’ equity	422,217	420,886

Total liabilities and stockholders’ equity	$482,367	$472,327

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and
	per share amounts)
Revenue:
Net revenue	$56,785	$55,700

Operating expenses:
Cost of revenue (1)	30,717	29,121
Product development (1)	3,598	4,132
Selling, general and administrative (1)	27,408	32,318

Total operating expenses	61,723	65,571

Loss from operations	(4,938)	(9,871)
Interest income	126	402
Interest expense	(59)	(50)
Other income	624	50
Realized gain on securities	582	463

Loss before benefit for income taxes	(3,665)	(9,006)
Benefit for income taxes, net	1,214	3,381

Net loss	$(2,451)	$(5,625)

Basic net loss per share	$(0.06)	$(0.14)
Diluted net loss per share	$(0.06)	$(0.14)
Weighted average common stock outstanding (basic)	40,154,275	39,095,730
Weighted average common stock outstanding (diluted)	40,154,275	39,095,730

(1)	Stock-based compensation expense recorded for the three months ended March 31, 2010 and 2009 was classified as follows:

	Three Months Ended March 31,
	2010	2009 (2)
Cost of revenue	$403	$613
Product development	151	210
Selling, general and administrative	2,188	6,583

(2)
Included in stock-based compensation expense for the three months ended March 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, which was primarily allocated to selling, general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating Activities:
Net loss	$(2,451)	$(5,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,240	8,775
Deferred tax provision (benefit)	13,372	(3,359)
Stock-based compensation expense	2,742	7,406
Provision for doubtful accounts and sales credits	1,463	2,458
Gain on sale of property and equipment	—	(166)
Amortization of bond premium	—	40
Amortization of deferred interest	41	34
Deferred compensation	—	75
Stock-based compensation windfall tax benefit	(629)	(829)
Realized gain on securities	(582)	(463)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,004)	(5,415)
Prepaid expenses and other current assets	(18,016)	(3,977)
Accounts payable and accrued expenses	5,219	259
Deferred revenue	(69)	371
Other long-term liabilities	184	(336)
Deferred rent	30	41
Other long-term assets	(13,206)	(448)

Net cash used in operating activities	(7,666)	(1,159)

Investing Activities:
Capital expenditures	(2,527)	(1,273)
Restricted cash	—	114
Sale of investments	—	31,300
Capitalized software and website development costs	(2,244)	(3,050)
Proceeds from sale of property and equipment	—	71
Payment for acquisition of businesses and intangible assets, net of acquired cash	(2,278)	(33,808)

Net cash used in investing activities	(7,049)	(6,646)

Financing Activities:
Principal payments on capital lease obligations	(126)	(92)
Proceeds from the exercise of employee stock options	97	935
Proceeds from employee stock purchase plan	236	342
Purchase of treasury stock	(590)	(325)
Principal payments on notes payable	—	(212)
Stock-based compensation windfall tax benefit	629	829

Net cash provided by financing activities	246	1,477

Net decrease in cash and cash equivalents	(14,469)	(6,328)
Effect of exchange rate changes on cash and cash equivalents	170	(472)
Cash and cash equivalents, beginning of period	197,509	155,456

Cash and cash equivalents, end of period	$183,210	$148,656

Supplemental disclosure:
Cash paid for:
Income taxes	$2,536	$2,173
Interest	18	16
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	1,843	873
Receivable for sale of securities	1,419	—
Assets acquired under capital lease	289	—
Capitalized stock-based compensation	18	38
Asset sale through note receivable	—	500
Deferred compensation reversal to equity	—	75

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description

     DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with approximately 850 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get inventory management tools and services needed to accelerate turns and increase profit. Our sales and finance & insurance (F&I) solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

2. Basis of Presentation

 The accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2009 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

 In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of a statement of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on February 24, 2010. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

 The preparation of financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

3. Recent Accounting Pronouncements

 In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and to provide a gross presentation of the activities, including purchases, sales, issuances, and settlements, within the Level 3 rollforward. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 rollforward, which are effective for fiscal years beginning after December 15, 2010. The adoption of the new disclosure requirements applicable for our first quarter of 2010 did not have a material impact on our consolidated financial statements. We do not expect the full adoption of the guidance to have a material impact on our fair value measurement disclosures.

 In October 2009, the FASB issued Revenue Recognition guidance around Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as third-party evidence or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  The final consensus is effective for fiscal years beginning after June 15, 2010. Companies have the option of adopting the guidance retrospectively or prospectively for new or materially modified agreements.  Early adoption is permitted as of the beginning of an entity’s fiscal year.  We have adopted the provisions of this standard prospectively as of January 1, 2010, which did not have a material impact on our consolidated financial statements.

 In June 2009, the FASB issued a new standard which modified how a company determines when it is required to consolidate an entity and is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This new standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We have adopted the provisions of this standard as of January 1, 2010, which did not have a material impact on our consolidated financial statements.

4. Fair Value Measurements

     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

     Financial assets measured at fair value on a recurring basis include the following as of March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010
Cash equivalents (1)	$158,209	$—	$—	$158,209
Short-term investments (3)	69	—	—	69
Long-term investments (4)	—	—	3,975	3,975

Total	$158,278	$—	$3,975	$162,253

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
Level 1 cash equivalents of approximately $163.6 million as of December 31, 2009 has been revised from $127.6 million as previously disclosed in the fair value measurement footnote in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010 to reflect the inclusion of a money market account held at December 31, 2009 that was incorrectly omitted from our original disclosure. Amounts classified as cash and cash equivalents on our audited balance sheet at December 31, 2009 were correctly stated.

(3)
As of March 31, 2010 and December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities. During the three months ended March 31, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a realized gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 long-term investments as of both March 31, 2010 and December 31, 2009 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. We have classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments as of both March 31, 2010 and December 31, 2009 also include a $2.4 million, or 0.5% of total assets, tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances for Level 3 investments as of March 31, 2010 and December 31, 2009, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	3,971
Unrealized gain on securities recorded in other comprehensive income (5)	4

Balance as of March 31, 2010	$3,975

(5)
During 2009 our investments in Level 2 ARS invested in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the trustees distributed the underlying preferred stock investments. As a result of these dissolutions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution we re-measured the fair value on December 31, 2009 and March 31, 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.3 million and approximately $4,000, respectively. The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 long-term investments as of both December 31, 2009 and March 31, 2010 is approximately $2.4 million.

5. Net Loss Per Share

We compute net loss per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC Topic 260). Under ASC Topic 260, basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009

Numerator:
Net loss	$(2,451)	$(5,625)

Denominator:
Weighted average common stock outstanding (basic)	40,154,275	39,095,730
Common equivalent shares from options to purchase common stock, restricted common stock units, and performance stock units	—	—

Weighted average common stock outstanding (diluted)	40,154,275	39,095,730

Basic and diluted net loss per share	$(0.06)	$(0.14)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net loss per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2010	2009

Stock options	4,628,996	4,982,840
Restricted stock units	665,677	475,938
Performance stock units	13,275	—

Total antidilutive awards	5,307,948	5,458,778

6. Comprehensive Loss

     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,451)	$(5,625)
Foreign currency translation adjustments	1,410	(1,315)
Unrealized loss on available for sale securities	(574)	(239)

Total comprehensive loss	$(1,615)	$(7,179)

     For the three months ended March 31, 2010 and 2009, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to an acquisition in Canada.

7. Stock-Based Compensation Expense

     We have five types of stock-based compensation: stock options, restricted common stock, restricted stock units, performance stock units and common stock issued under an employee stock purchase plan (ESPP). For further information see Notes 2 and 11 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010.

     The following summarizes stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 (in thousands):
	Three Months Ended March 31,
	2010	2009 (4)
Stock options	$1,473	$5,332
Restricted common stock (1)	566	1,604
Restricted stock units	665	410
Performance stock units (2)	38	—
ESPP (3)	—	60

Total stock-based compensation expense	$2,742	$7,406

(1)
The expense recorded to restricted common stock includes expense related to the EBITDA Performance Award and the Market Value Award granted under the Long-Term Incentive Plan (LTIP) for the three months ended March 31, 2010 and 2009 as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
EBITDA Performance Award	$40	$120
Market Value Award	45	(106)

Total	$85	$14

For further information about EBITDA Performance Award and Market Value Award, please refer to Note 11 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010.

(2)
Expense relates to 129,860 performance stock units (PSU’s) granted on March 9, 2010 to certain executives of the company. The actual number of PSU’s to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. Each individual’s award was allocated 50% to achieving adjusted net income (ANI) targets for the year ended December 31, 2010 (ANI Performance Award) and 50% to the total shareholder return (TSR) of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2010, 2011, and 2012 (TSR Award). The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service until January 31, 2013. In addition, the PSU’s are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control. We have valued the ANI Performance Award and the TSR Award using the Black-Scholes and Monte Carlo valuation pricing models, respectively. The total fair value of the ANI Performance Award, based on the number of awards expected to vest, was $0.9 million, which we began expensing during the first quarter of 2010 as it was deemed probable that we will achieve a portion of the ANI targets for 2010. The total fair value of the TSR Award was $1.1 million, which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Award targets are not achieved. The expense recorded for PSU’s includes expense related to the ANI Performance Award and the TSR Award for the three months ended March 31, 2010 as follows (in thousands):

ANI Performance Award	$13
TSR Award	25

Total	$38

(3)
On April 1, 2009, the discount on the purchase price of shares of common stock under the ESPP was reduced from 15% to 5%. As such, we are no longer required to record stock-based compensation expense for the discount.

(4)
Included in stock-based compensation expense for the three months ended March 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009.

8. Property and Equipment

     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2010	2009
Computer equipment	3 – 5	$25,868	$22,662
Office equipment	5	3,640	3,550
Furniture and fixtures	5	3,362	3,343
Leasehold improvements	5-11	3,228	3,188

Total property and equipment, gross		36,098	32,743
Less: Accumulated depreciation and amortization		(20,753)	(19,229)

Total property and equipment, net		$15,345	$13,514

     Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2010 and 2009 was $1.9 million and $1.7 million, respectively.

9. Intangible Assets

     The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$41,497	$(27,678)	$40,352	$(24,769)	2-7
Database	13,825	(11,477)	13,825	(10,945)	3-6
Trade names	12,599	(7,281)	12,510	(6,924)	2-10
Technology	27,585	(12,454)	27,170	(11,110)	1-5
Non-compete agreement	6,585	(5,612)	6,585	(5,090)	3-5

Total	$102,091	$(64,502)	$100,442	$(58,838)

     Amortization expense related to intangibles for the three months ended March 31, 2010 and 2009 was $5.2 million and $5.3 million, respectively.

     Amortization expense that will be charged to income for the remaining period of 2010 is $14.3 million and for each of the subsequent five years is estimated, based on the March 31, 2010 book value, as follows (in thousands):

2011	$10,778
2012	5,649
2013	3,591
2014	2,189
2015	1,089

Total	$23,296

10. Goodwill

     The change in carrying amount of goodwill for the three months ended March 31, 2010 is as follows (in thousands):

Balance as of January 1, 2010	$134,747
Impact of change in Canadian dollar exchange rate	761
Other	159

Balance as of March 31, 2010	$135,667

11. Accrued Liabilities - Other

     Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2010	2009
GMAC strategic agreement fee (Note 16)	$15,000	$—
Customer deposits	2,356	2,357
Revenue share	1,783	1,284
Professional fees	1,559	2,280
Software licenses	1,204	1,325
Sales taxes	934	883
Other	3,212	3,195

Total accrued liabilities - other	$26,048	$11,324

12. Income Taxes

        We file a consolidated US income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The New York State Department of Revenue has initiated a review of our combined New York State income tax returns for the periods ended December 31, 2006 and December 31, 2007. No adjustments have been proposed which would require us to book a reserve at this time. During 2009 the Internal Revenue Service (IRS) concluded a review of our consolidated federal income tax returns for the periods ended December 31, 2006 and December 31, 2007 with no income tax adjustments. In 2009 the IRS also completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended March 31, 2006 (pre-acquisition) period. The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2006.

The total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities as of March 31, 2010 and December 31, 2009, was $0.9 million and $0.8 million, respectively.

     Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.  As of both March 31, 2010 and December 31, 2009, accrued interest and penalties related to tax positions taken on our tax returns is approximately $47,000.

13. Commitments and Contingencies

Commitments

Purchase Commitment

On March 31, 2010, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we are committed to purchasing certain equipment and software totaling approximately $5.4 million in 2010 and an additional $2.7 million in 2011. Both commitments are non-cancellable, however, we have not accepted title or risk of loss of any of the aforementioned equipment or software as of March 31, 2010.

ERP Agreement

During April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses, computer equipment, and implementation consulting services.  The estimated capital expenditures in 2010 related to the ERP project are expected to be approximately $5.0 million.

Contingencies

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

     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any material payments. We believe that if we were to incur a loss in any of these matters, it is not probable that such loss would have a material effect on our business or financial condition.

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

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.3 million (CAD) to $5.9 million (CAD), including penalties and interest.

   AAX Service Credit

Under the terms of the purchase agreement with AAX ® the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of any future products or services of DealerTrack. These service credits expire on January 23, 2013. No revenue will be recorded for services provided under the service credits. As of March 31, 2010, none of the service credits have been utilized by the seller. Subsequent to March 31, 2010, approximately $0.1 million of the service credits were utilized.

   ASM Contingent Purchase Price

Under the terms of the merger agreement with AutoStyleMart, Inc., we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million.  The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. As of March 31, 2010, it has been determined that achievement of the operational targets related to the remaining $10.0 million in contingent payment obligations is not yet probable. Any amounts deemed probable in the future will also be recorded as compensation expense. We will assess the probability of the achievement of the operational targets on a quarterly basis.

ALG Additional Consideration

In connection with the purchase of Automotive Lease Guide on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010.

   Employment Agreements

        Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.6 million as of March 31, 2010, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $2.0 million as of March 31, 2010, if there is a change in control.

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

14. Segment Information

     The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three months ended March 31, 2010 and 2009 is approximately 12% and 9%, of our total revenue, respectively.

     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Transaction services revenue	$22,870	$24,041
Subscription services revenue	29,728	27,943
Other	4,187	3,716

Total net revenue	$56,785	$55,700

15. Exit from SCS Business

On February 14, 2009, DealerTrack exited its SCS business in a transaction with a former senior executive of the company who left the organization in January 2009 as part of the realignment of our workforce. The SCS business, which accounted for approximately $1.9 million of revenue in 2008, is an administration system used by aftermarket providers as their back-end origination solution. The SCS entity was and will continue to be funded through owner contributions and ongoing operations. DealerTrack recorded a gain of approximately $0.2 million upon sale which was classified as a contra expense in selling, general and administrative expenses for the twelve months ended December 31, 2009.

If the purchaser of the business goes through a change of control prior to February 14, 2014, we can earn up to $2.0 million in contingent purchase price from this transaction.  If the purchaser does not undergo a change of control by February 14, 2014, the purchaser will pay DealerTrack a one time payment of $0.5 million. These contingent payments accrue interest at an annual compound interest rate of 12 month LIBOR plus 3%. As of March 31, 2010, DealerTrack’s maximum exposure is approximately $0.5 million. As of March 31, 2010, we have recorded a long-term receivable of approximately $0.4 million, which represents the present value of the expected future contingent payments.

The newly formed company is a variable interest entity (VIE), as defined in FASB ASC Topic 810, “Consolidations,”, which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements.  The primary beneficiary is the party that consolidates a VIE based on its assessment that it will absorb a majority of the expected losses or expected residual returns of the entity, or both, and has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. We have determined that we are not the primary beneficiary of the newly formed entity described above as we do not have any board or management representation or the ability to direct or control the operations of the SCS entity and, therefore, have not included the assets and liabilities or results of operations in our consolidated financial statements. The significant assumptions and judgments used in determining whether we are the primary beneficiary included the fair value of the note receivable from the SCS entity and the fair value of the SCS entity. Unfavorable changes to the fair values could result in consolidation of the SCS entity. We will assess the need for consolidation on a quarterly basis.

16. Strategic Agreement with General Motors Acceptance Corportion (GMAC)

On February 10, 2010, DealerTrack entered into a strategic relationship with GMAC. Under the terms of the agreement, GMAC will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to GMAC of $15.0 million payable upon GMAC becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network. As of March 31, 2010 we accrued $15.0 million as a current liability as it was deemed probable this contingency will be resolved within a year. The one-time $15.0 million payment will be recorded as a reduction to revenue over the period of expected benefit of approximately five years. GMAC will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that GMAC elects to do business with. GMAC will continue to accept credit applications through the RouteOne system.

17. Settlement with Service Provider

During the three months ended March 31, 2010 we received a settlement of approximately $0.4 million related to the cancellation of a services agreement from our eDocs business, which has been recorded to other income in the statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010 . Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with approximately 850 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get inventory management tools and services needed to accelerate turns and increase profit. Our sales and finance & insurance (F&I) solution enables dealers to streamline the entire sales process, quickly structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including ALG, Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack AAX, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and DealerTrack Systems, Inc.

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, lenders, and active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, the average transaction price and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our statement of operations as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands, are adjusted EBITDA, adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended March 31,
	2010	2009
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$4,942	$6,077
Adjusted net income (Non-GAAP) (1)	$2,065	$3,822
Capital expenditures, software and website development costs	$6,920	$5,234
Active dealers in our network as of end of the period (2)	16,860	18,998
Active lenders in our network as of end of period (3)	847	736
Active lender to dealer relationships (4)	127,724	134,475
Subscribing dealers in our network as of end of the period (5)	13,705	14,646
Transactions processed (6)	11,841	14,327
Average transaction price (7)	$1.93	$1.68
Average monthly subscription revenue per subscribing dealership (8)	$719	$635

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income excluding interest, taxes, depreciation and amortization expenses, GMAC contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, or realized gains or (losses) on securities. Adjusted net income is a non-GAAP financial measure that represents GAAP net (loss) income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, GMAC contra-revenue and may also exclude certain items, such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, or realized gains or (losses) on securities. These adjustments, which are shown before taxes, are adjusted for their tax impact. Adjusted EBITDA and adjusted net income are presented because management believes they provide additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

Adjusted EBITDA and adjusted net income have limitations as an analytical tool and you should not consider them in isolation from, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	Adjusted EBITDA and adjusted net income do not reflect the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies may calculate adjusted EBITDA and adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, and adjusted net income only as supplements to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not a measurements of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net loss, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2010	2009
GAAP net loss	$(2,451)	$(5,625)
Interest income	(126)	(402)
Interest expense	59	50
Benefit for income taxes	(1,214)	(3,381)
Depreciation of property and equipment and amortization of capitalized software and website costs	4,006	3,443
Amortization of acquired identifiable intangibles	5,234	5,286

EBITDA (Non-GAAP)	5,508	(629)
Adjustments:
Restructuring costs (including amounts related to stock-based compensation)	—	6,731
Acquisition related professional fees	16	438
Realized gain on securities	(582)	(463)

Adjusted EBITDA (Non-GAAP)	$4,942	$6,077

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net loss, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2010	2009
GAAP net loss	$(2,451)	$(5,625)
Adjustments:
Amortization of acquired identifiable intangibles	5,234	5,286
Restructuring costs (including amounts related to stock-based compensation)	—	6,731
Acquisition related professional fees	16	438
Realized gain on securities (non-taxable)	(582)	(463)
Stock-based compensation (excluding restructuring costs)	2,742	3,515
Tax impact of adjustments (9)	(2,894)	(6,060)

Adjusted net income (Non-GAAP)	$2,065	$3,822

(2)
We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack network during the most recently ended calendar month.

(3)	We consider a lender to be active in our DealerTrack network as of a date if it is accepting credit application data electronically from U.S dealers in the DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer.

(5)	Represents the number of dealerships with one or more active subscriptions on the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period.

(8)	Represents net subscription revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks.

(9)
The tax impact of adjustments for the three months ended March 31, 2010 are based on a U.S. effective tax rate of 36.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles, which is based on a blended effective tax rate of 35.9%. The tax impact of adjustments for the three months ended March 31, 2009 are based on a U.S. effective tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles, which is based on a blended effective tax rate of 37.2%.

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

Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial assets measured at fair value on a recurring basis include the following as of March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010
Cash equivalents (1)	$158,209	$—	$—	$158,209
Short-term investments (3)	69	—	—	69
Long-term investments (4)	—	—	3,975	3,975

Total	$158,278	$—	$3,975	$162,253

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
Level 1 cash equivalents of approximately $163.6 million as of December 31, 2009 has been revised from $127.6 million as previously disclosed in the fair value measurement footnote in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010 to reflect the inclusion of a money market account held at December 31, 2009 that was incorrectly omitted from our original disclosure. Amounts classified as cash and cash equivalents on our audited balance sheet at December 31, 2009 were correctly stated.

(3)
As of March 31, 2010 and December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities. During the three months ended March 31, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a realized gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 long-term investments as of both March 31, 2010 and December 31, 2009 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. We have classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments as of March 31, 2010 and December 31, 2009 also include a $2.4 million, or 0.5% of total assets, tax-advantaged preferred stock of a financial institution. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances for Level 3 investments as of March 31, 2010 and December 31, 2009, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	3,971
Unrealized gain on securities recorded in other comprehensive income (5)	4

Balance as of March 31, 2010	$3,975

(5)
During 2009 our investments in Level 2 ARS invested in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the trustees distributed the underlying preferred stock investments. As a result of these dissolutions we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution we re-measured the fair value on December 31, 2009 and March 31, 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.3 million and approximately $4,000, respectively.  The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 long-term investments as of both December 31, 2009 and March 31, 2010 is approximately $2.4 million.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010, except as set forth below.

In October 2009, the FASB issued Revenue Recognition guidance around Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as third-party evidence or TPE) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.  The final consensus is effective for fiscal years beginning after June 15, 2010. Companies have the option of adopting the guidance retrospectively or prospectively for new or materially modified agreements.  Early adoption is permitted as of the beginning of an entity’s fiscal year.  We have adopted the provisions of this standard prospectively as of January 1, 2010, which did not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the selected consolidated statements of operations:

	Three Months March 31,
	2010		2009
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$56,785	100.0%	$55,700	100.0%

Operating expenses:
Cost of revenue	30,717	54.1	29,121	52.3
Product development	3,598	6.3	4,132	7.4
Selling, general and administrative	27,408	48.3	32,318	58.0

Total operating expenses	61,723	108.7	65,571	117.7

Loss from operations	(4,938)	(8.7)	(9,871)	(17.7)
Interest income	126	0.2	402	0.7
Interest expense	(59)	(0.1)	(50)	(0.1)
Other income	624	1.1	50	0.1
Realized gain on securities	582	1.0	463	0.8
Loss before benefit for income taxes	(3,665)	(6.5)	(9,006)	(16.2)

Benefit for income taxes, net	1,214	2.2	3,381	6.1

Net loss	$(2,451)	4.3%	$(5,625)	(10.1)%

Three Months Ended March 31, 2010 and 2009

Revenue

	Three Months Ended March 31,
	2010	2009
Transaction services revenue	$22,870	$24,041
Subscription services revenue	29,728	27,943
Other	4,187	3,716

Total net revenue	$56,785	$55,700

Total net revenue increased $1.1 million, or 2%, to $56.8 million for the three months ended March 31, 2010 from $55.7 million for the three months ended March 31, 2009.

Transaction Services Revenue.   Transaction services revenue decreased $1.1 million, or 5%, to $22.9 million for the three months ended March 31, 2010 from $24.0 million for the three months ended March 31, 2009. The decrease was primarily due to a 17% decline in the volume of transactions processed through the DealerTrack network to 11.8 million for the three months ended March 31, 2010 from 14.3 million for the three months ended March 31, 2009, which was impacted by the 5% decrease in our number of lender to dealer relationships (LDRs) to 127,724, as of March 31, 2010, from 134,475, as of March 31, 2009. The decrease in LDRs is primarily due to lenders exiting the auto financing market, lenders limiting the number of dealers they lend through and dealership closings. The 17% decrease in transaction volume resulted in a $4.2 million reduction in revenue for the three months ended March 31, 2010. The relative tightening of the credit markets together with the continual decline in vehicle sales and captive lenders, and in particular captives not on the DealerTrack network, increasing market share while independent finance companies and credit unions lost share collectively, have meaningfully impacted our transaction volume compared to historical levels. The revenue decline of $4.2 million related to the decrease in transaction volume was partially offset by a $3.0 million increase due to an increase in the average transaction price to $1.93 for the three months ended March 31, 2010 from $1.68 for the three months ended March 31, 2009. A contributing factor to the increase in average transaction price was the 15% increase in lender customers active in our network to 847 as of March 31, 2010 from 736 as of March 31, 2009. The additional 111 lender customers added are generally lower transaction volume customers with higher price per application tiers.  Also, with overall lower transaction volumes, our existing lenders were generally in a higher transaction price tier.

Subscription Services Revenue.   Subscription services revenue increased $1.8 million, or 6%, to $29.7 million for the three months ended March 31, 2010 from $27.9 million for the three months ended March 31, 2009.  Subscription services revenue growth was due to a 13% increase in the average monthly spend per subscribing dealer to $719 for the three months ended March 31, 2010 from $635 for the three months ended March 31, 2009. The increase in average monthly spend per subscribing dealer is primarily attributable to the continued success of selling DMS and inventory management solutions, including our ability to cross sell those solutions to existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate or go out of business. These factors contributed $1.7 million to the increase in subscription services revenue, which includes $0.7 million related to acquired customers.

Other Revenue.   Other revenue increased $0.5 million, or 13%, to $4.2 million for the three months ended March 31, 2010 from $3.7 million for the three months ended March 31, 2009.  The $0.5 million increase was primarily resulting from an approximately $0.7 million increase in hardware revenue from our DMS business, an increase of $0.3 million in shipping commissions from our eDocs solution, offset by a decrease of $0.3 million in data services revenue, a decrease of $0.1 million in DealerTrack Canada revenue and a decrease of $0.1 million in revenue associated with our SCS business which we exited in February 2009.

Operating Expenses

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$30,717	$29,121
Product development	3,598	4,132
Selling, general and administrative	27,408	32,318

Total operating expenses	$61,723	$65,571

Cost of Revenue. Cost of revenue increased $1.6 million, or 5%, to $30.7 million for the three months ended March 31, 2010 from $29.1 million for the three months ended March 31, 2009. The $1.6 million increase was primarily the result of increased technology expense of $0.6 million, which includes hosting expenses, technology support, and other consulting expenses, $0.7 million in travel related to an increase in installations and hardware costs associated with our DMS product offering, $0.7 million in third party costs related to our compliance and inventory management solutions, $0.4 million in software amortization and depreciation charges,  offset by a decrease in revenue share of $0.3 million, a decrease in stock-based compensation expense of $0.2 million, and a decrease in compensation and related benefit costs of approximately $0.1 million primarily due to $0.4 million of severance and benefit expense paid in the first quarter of 2009 resulting from the realignment of our workforce and business on January 5, 2009, coupled with a decrease in bonus and other discretionary compensation and offset by increases due to headcount additions, commissions, the acquisition of AAX in January 2009, and an increase in payroll and other taxes.

Product Development Expenses. Product development expenses decreased $0.5 million, or 13%, to $3.6 million for the three months ended March 31, 2010 from $4.1 million for the three months ended March 31, 2009. The $0.5 million decrease was primarily a result of decreased compensation and related benefit costs of $0.4 million due primarily to $0.2 million of severance and benefit expense in the first quarter of 2009 resulting from the realignment of our workforce and business on January 5, 2009, coupled with a decrease in bonus and other discretionary compensation and offset by an increase in compensation and benefits due to headcount additions, the acquisition of AAX in January 2009, and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.9 million, or 15%, to $27.4 million for the three months ended March 31, 2010 from $32.3 million for three months ended March 31, 2009. The $4.9 million decrease in selling, general and administrative expenses was primarily the result of a decrease of $4.4 million in stock-based compensation expense primarily due to $3.9 million in increased stock-based compensation expense in the first quarter of 2009 resulting from the realignment of our workforce and business on January 5, 2009, a decrease of $0.5 million of professional fees primarily due to an increase in deal-related costs resulting from the acquisition of AAX in the first quarter of 2009, a decrease in compensation and related benefit costs of approximately $0.2 million primarily due to $2.2 million of severance and benefit expense paid in the first quarter of 2009 resulting from the realignment of our workforce and business on January 5, 2009, coupled with a decrease in bonus and other discretionary compensation and offset by an increase in compensation and benefits due to headcount additions, the acquisition of AAX in January 2009, and an increase in payroll and other taxes, a decrease in marketing expenses of $0.2 million due to continued cost containment efforts, a decrease in general and administrative expenses of $0.2 million primarily due to a decrease in bad debt expense, offset by an increase of $0.4 million in travel related expenses, and an increase of $0.1 million in recruiting and relocation expenses.

Interest Income

	Three Months Ended March 31,
	2010	2009
Interest income	$126	$402

Interest income decreased $0.3 million to $0.1 million for the three months ended March 31, 2010 from $0.4 million for the three months ended March 31, 2009. The $0.3 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.1% for the three months ended March 31, 2010 from approximately 0.3% for the three months ended March 31, 2009.

Other Income

	Three Months Ended March 31,
	2010	2009
Other income	$624	$50

Other income increased $0.5 million to $0.6 million for the three months ended March 31, 2010 from $0.1 million for the three months ended March 31, 2009. The $0.5 million increase is primarily due to a settlement of $0.4 million received during the three months ended March 31, 2010 related to the cancellation of a services agreement for our eDocs business.

Realized Gain on Securities

	Three Months Ended March 31,
	2010	2009
Realized gain on securities	$582	$463

During the three months ended March 31, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For the three months ended March 31, 2009, we recorded a gain of $0.5 million on the distribution of the underlying preferred stock instruments related to our ARS invested in certain tax-advantaged preferred stock trusts. For further information please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

 Benefit for Income Taxes, Net

	Three Months Ended March 31,
	2010	2009
Benefit for income taxes, net	$1,214	$3,381

The benefit for income taxes for the three months ended March 31, 2010 of $1.2 million consisted primarily of $0.3 million of federal income tax benefit and $1.5 million of state income tax benefit, offset by $0.6 million of tax expense for our Canadian subsidiary. The benefit for income taxes for the three months ended March 31, 2009 of $3.4 million consisted primarily of $3.7 million of federal tax expense and $0.1 of state income tax benefit, offset by $0.4 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the three months ended March 31, 2010 and 2009 is $0.3 million and $0.1 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 9.2% and 1.0 % impact on the effective tax rate for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate for the three months ended March 31, 2010 is 33.1% compared with 37.6% for the three months ended March 31, 2009.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operation performance.

Liquidity and Capital Resources

Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the three months ended March 31, 2010 were $6.9 million, of which $4.8 million was paid in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing.

As of March 31, 2010, we had $183.2 million of cash and cash equivalents, $0.1 million in short-term investments, $4.0 million in non-current investments and $193.7 million in working capital, as compared to $197.5 million of cash and cash equivalents, $1.5 million in short-term investments, $4.0 million in non-current investments and $191.9 million in working capital as of December 31, 2009.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $1.1 million, or $0.03 per share, on future reported operating results.

Under the terms of the merger agreement with AutoStyleMart, Inc., we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million.  The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. As of March 31, 2010, it has been determined that achievement of the operational targets related to the remaining $10.0 million in contingent payment obligations is not yet probable. Any amounts deemed probable in the future will also be recorded as compensation expense. We will assess the probability of the achievement of the operational targets on a quarterly basis.

In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we have a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010.

During April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses, computer equipment, and implementation consulting services.  The estimated capital expenditures in 2010 related to the ERP project are expected to be approximately $5.0 million.

The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(7,666)	$(1,159)
Net cash used in investing activities	$(7,049)	$(6,646)
Net cash provided by financing activities	$246	$1,477

Operating Activities

Net cash used in operating activities of $7.7 million for the three months ended March 31, 2010 was primarily attributable to a net loss of $2.5 million, which includes depreciation and amortization of $9.2 million, stock-based compensation expense of $2.7 million, an increase to the provision for doubtful accounts and sales credits of $1.5 million, an increase in accounts payable and accrued expenses of $5.2 million, and a deferred tax provision of $13.4 million, partially offset by an increase in prepaid expenses and other current assets of $18.0 million, an increase in accounts receivable of $5.0 million due to an increase in transaction revenues, an increase in other assets of $13.2 million, a gain of $0.6 million realized on the sale of securities, and a stock-based compensation windfall tax benefit of $0.6 million. Net cash used in operating activities of $1.2 million for the three months ended March 31, 2009 was primarily attributable to a net loss of $5.6 million, which includes depreciation and amortization of $8.8 million, stock-based compensation expense of $7.4 million, an increase to the provision for doubtful accounts and sales credits of $2.5 million, an increase to deferred revenue and other current liabilities of $0.4 million, an increase in accounts payable and accrued expenses of $0.3 million, partially offset by a deferred tax benefit of $3.4 million, a gain of $0.5 million realized on the sale or conversion of securities, a stock-based compensation windfall tax benefit of $0.8 million, an increase in prepaid expenses and other current assets of $4.0 million, a decrease in other long-term liabilities of $0.3 million, and an increase in accounts receivable of $5.4 million due to an increase in subscription revenues and the acquisition of AAX.

Investing Activities

Net cash used in investing activities of $7.0 million for the three months ended March 31, 2010 was primarily attributable to the payment for the acquisition of intangible assets of $2.3 million, capital expenditures of $2.5 million, and capitalized software and website development costs of $2.2 million. Net cash used in investing activities of $6.6 million for the three months ended March 31, 2009 was primarily attributable to the net sale of short-term investments of $31.3 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of the ALG additional purchase consideration of $1.1 million, capital expenditures of $1.3 million, and capitalized software and website development costs of $3.1 million.

Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2010 was primarily attributable to net proceeds received from the exercise of employee stock options of $0.1 million, employee stock purchases under our employee stock purchase plan of $0.2 million, and a stock-based compensation windfall tax benefit of $0.6 million, partially offset by payment for shares surrendered for taxes of $0.6 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.1 million. Net cash provided by financing activities of $1.5 million for the three months ended March 31, 2009 was primarily attributable to net proceeds received from employee stock purchases under our employee stock purchase plan of $0.3 million, the exercise of employee stock options of $0.9 million and stock-based compensation windfall tax benefit of $0.8 million, partially offset by payment for shares surrendered for taxes of $0.3 million related to restricted stock vesting.

Contractual Obligations

As of March 31, 2010, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010, except as set forth below.

On February 10, 2010, DealerTrack entered into a strategic relationship with GMAC. Under the terms of the agreement, GMAC will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to GMAC of $15.0 million payable upon GMAC becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network. As of March 31, 2010 we accrued $15.0 million as a current liability as it was deemed probable this contingency will be resolved within a year. The one-time $15.0 million payment will be recorded as a reduction to revenue over of the period of expected benefit of approximately five years. GMAC will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that GMAC elects to do business with. GMAC will continue to accept credit applications through the RouteOne system.

On March 31, 2010, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we are committed to purchasing certain equipment and software totaling approximately $5.4 million in 2010 and an additional $2.7 million in 2011. Both commitments are non-cancellable, however, we have not accepted title or risk of loss of any of the aforementioned equipment or software as of March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The relative tightening of the credit markets has caused a significant decline in the number of lending relationships between the various lenders and dealers available through our network as dealers and lenders have exited the market, as well as reduced the total number of vehicles financed. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 have been the worst years for selling vehicles since 1982 and while automobile sales are expected to increase in 2010, they will remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors have filed and emerged from bankruptcy in the past year. This has had a significant impact on their franchised dealers both in terms of dealer closing and the financial viability of their remaining dealers. Toyota has suffered significant recalls that limited its ability to sell new vehicles for a period of time and potentially decreased the value of Toyota used vehicles, whose impact on its dealer base remains to be seen. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels. We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. In addition, volatility in our stock price and declines in our market capitalization could impair the carrying value of our goodwill and other long-lived assets. As a result, we may be required to write off some of our goodwill or long-lived assets if these conditions worsen for a period of time.

Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in both 2008 and 2009 with further declines expected in 2010. General Motors (GM) and Chrysler have stated that they notified approximately 1,124 and 789 dealers, respectively, that one or more of their franchise licenses would be terminated. Recent federal legislation has led GM and Chrysler to agree to reinstatement of some of these dealers. As a result of these factors, we cannot predict the timing and impact dealership reductions will have on our subscription revenue. The elimination by GM and Chrysler dealers with subscription products has led to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.

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

Interest Rate Exposure

As of March 31, 2010, we had cash, cash equivalents, short-term investments and long-term investments of $187.3 million invested in money market instruments, municipal notes, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $1.1 million, or $0.03 per share, on future reported operating results.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

         In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of  our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 24, 2010, that could materially affect our business, financial condition or results of operations. The risks described in that Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations. There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010.

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

The following table sets forth the repurchases for the three months ended March 31, 2010:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2010	31,417	$18.19	n/a	n/a
February 2010	1,089	$17.37	n/a	n/a
March 2010	—	$—	n/a	n/a

Total	32,506

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DealerTrack Holdings, Inc. (Registrant)

Date: May 5, 2010	/s/ Eric D. Jacobs
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