Form 10-Q
period 2010-06-30
DealerTrack Holdings, Inc.
filed 2010-08-06
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 40,356,081 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$166,961	$197,509
Investments — short-term	26	1,484
Accounts receivable, net of allowances of $2,487 and $2,677 as of June 30, 2010 and December 31, 2009, respectively	23,013	17,478
Prepaid expenses and other current assets	16,341	9,620

Total current assets	206,341	226,091

Investments — long-term	4,005	3,971
Property and equipment, net	20,228	13,514
Software and website developments costs, net	25,764	21,158
Intangible assets, net	32,489	41,604
Goodwill	134,581	134,747
Deferred tax assets — long-term	33,016	29,699
Other long-term assets	13,848	1,543

Total assets	$470,272	$472,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,241	$3,919
Accrued compensation and benefits	8,867	11,717
Accrued liabilities — other	11,879	11,324
Deferred revenues	4,978	4,992
Due to acquirees	—	1,820
Capital leases payable	468	425

Total current liabilities	29,433	34,197

Capital leases payable — long-term	268	281
Deferred tax liabilities — long-term	11,358	11,083
Deferred revenues — long-term	3,666	3,299
Other liabilities — long-term	2,475	2,581

Total liabilities	47,200	51,441
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 43,429,244 shares issued and 40,365,805 shares outstanding as of June 30, 2010; and 175,000,000 shares authorized; 43,469,945 shares issued and 40,430,330 shares outstanding as of December 31, 2009	434	435
Treasury stock, at cost, 3,072,439 shares and 3,039,615 shares as of June 30, 2010 and December 31, 2009, respectively	(51,035)	(50,440)
Additional paid-in capital	455,411	448,816
Accumulated other comprehensive income	4,906	6,151
Retained earnings	13,356	15,924

Total stockholders’ equity	423,072	420,886

Total liabilities and stockholders’ equity	$470,272	$472,327

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue:
Net revenue	$61,907	$57,870	$118,692	$113,570

Operating expenses:
Cost of revenue (1)	31,265	28,852	61,982	57,973
Product development (1)	3,339	3,514	6,937	7,646
Selling, general and administrative (1)	27,260	25,280	54,668	57,598

Total operating expenses	61,864	57,646	123,587	123,217

Income (loss) from operations	43	224	(4,895)	(9,647)
Interest income	123	341	249	743
Interest expense	(60)	(76)	(119)	(126)
Other income	276	2	900	52
Realized gain on securities	—	930	582	1,393

Income (loss) before (provision) benefit for income taxes	382	1,421	(3,283)	(7,585)
(Provision) benefit for income taxes, net	(499)	766	715	4,147

Net (loss) income	$(117)	$2,187	$(2,568)	$(3,438)

Basic net (loss) income per share applicable to common stockholders	$(0.00)	$0.05	$(0.06)	$(0.09)
Diluted net (loss) income per share applicable to common stockholders	$(0.00)	$0.05	$(0.06)	$(0.09)
Weighted average common stock outstanding (basic)	40,271,983	39,499,313	40,182,567	39,298,637
Weighted average common stock outstanding (diluted)	40,271,983	40,458,174	40,182,567	39,298,637

(1)	Stock-based compensation expense recorded for the three and six months ended June 30, 2010 and 2009 was classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009 (2)
Cost of revenue	$438	$634	$841	$1,247
Product development	156	199	307	408
Selling, general and administrative	2,493	2,573	4,681	9,157

(2)
Included in stock-based compensation expense for the six months ended June 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, which was primarily allocated to selling, general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating Activities:
Net loss	$(2,568)	$(3,438)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,304	17,888
Deferred tax benefit	(3,942)	(3,675)
Stock-based compensation expense	5,829	10,812
Provision for doubtful accounts and sales credits	2,807	4,749
Gain on sale of property and equipment	—	(167)
Amortization of bond premium	—	56
Amortization of deferred interest	68	70
Deferred compensation	—	150
Stock-based compensation windfall tax benefit	(894)	(1,508)
Realized gain on securities	(582)	(1,393)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,316)	(5,850)
Prepaid expenses and other current assets	(3,783)	(3,858)
Accounts payable and accrued expenses	(8,232)	4,761
Deferred revenue	(9)	250
Other liabilities — long-term	290	(55)
Deferred rent	(24)	79
Other assets — long-term	(12,307)	(228)

Net cash (used in) provided by operating activities	(13,359)	18,643

Investing Activities:
Capital expenditures	(9,852)	(3,239)
Restricted cash	—	114
Sale of investments	1,419	44,569
Capitalized software and website development costs	(6,435)	(6,327)
Proceeds from sale of property and equipment	—	78
Payment for acquisition of businesses and intangible assets, net of acquired cash	(3,028)	(34,621)

Net cash (used in) provided by investing activities	(17,896)	574

Financing Activities:
Principal payments on capital lease obligations	(260)	(184)
Proceeds from the exercise of employee stock options	396	1,641
Proceeds from employee stock purchase plan	413	525
Purchase of treasury stock	(595)	(334)
Principal payments on notes payable	—	(423)
Stock-based compensation windfall tax benefit	894	1,508

Net cash provided by financing activities	848	2,733

Net (decrease) increase in cash and cash equivalents	(30,407)	21,950
Effect of exchange rate changes on cash and cash equivalents	(141)	848
Cash and cash equivalents, beginning of period	197,509	155,456

Cash and cash equivalents, end of period	$166,961	$178,254

Supplemental Disclosure:
Cash paid for:
Income taxes	$3,954	$3,087
Interest	33	29
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	2,977	1,413
Assets acquired under capital leases	289	—
Capitalized stock-based compensation	34	—
Asset sale through note receivable	—	500
Deferred compensation reversal to equity	—	150

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description and Basis of Presentation

     DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting more than 17,000 dealers with approximately 900 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profit. Our sales and finance & insurance (F&I) solutions enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

     The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2009 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

    In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of a statement of results of operations, financial position and cash flows.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on February 24, 2010. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

The preparation of financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

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

     Financial assets measured at fair value on a recurring basis include the following as of June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2010
Cash equivalents (1)	$137,725	$—	$—	$137,725
Short-term investments (3)	26	—	—	26
Long-term investments (4)	—	—	4,005	4,005

Total	$137,751	$—	$4,005	$141,756

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
In our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, Level 1 cash equivalents of approximately $163.6 million as of December 31, 2009 was revised from $127.6 million as previously disclosed in the fair value measurement footnote in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010 to reflect the inclusion of a money market account held at December 31, 2009 that was incorrectly omitted from our original footnote disclosure. Amounts classified as cash and cash equivalents on our audited balance sheet at December 31, 2009 were correctly stated.

(3)
As of June 30, 2010 and December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities. During the six months ended June 30, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 long-term investments as of both June 30, 2010 and December 31, 2009 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. We have classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also include a tax-advantaged preferred stock of a financial institution with a fair value of $2.5 million and $2.4 million, or 0.5% of total assets, as of June 30, 2010 and December 31, 2009, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances for Level 3 investments as of June 30, 2010 and December 31, 2009, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	3,971
Unrealized gain on securities recorded in other comprehensive income (5)	34

Balance as of June 30, 2010	$4,005

(5)
Level 2 investments in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the underlying preferred stock investments were distributed during 2009. As a result of these dissolutions, we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution, we re-measured the fair value on December 31, 2009 and June 30, 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.4 million and approximately $34,000, respectively. The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 long-term investments as of December 31, 2009 and June 30, 2010 is approximately $2.4 million and $2.5 million, respectively.

4. Net (Loss) Income Per Share

We compute net (loss) income per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC Topic 260).  Under ASC Topic 260, basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

     The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator:
Net (loss) income	$(117)	$2,187	$(2,568)	$(3,438)
Net income allocated to participating securities under two-class method	—	(33)	—	—

Net (loss) income applicable to common stockholders	(117)	2,154	(2,568)	(3,438)

Denominator:
Weighted average common stock outstanding (basic)	40,271,983	39,499,313	40,182,567	39,298,637
Common equivalent shares from options to purchase common stock and restricted common stock units	—	958,861	—	—

Weighted average common stock outstanding (diluted)	40,271,983	40,458,174	40,182,567	39,298,637

Basic net (loss) income per share applicable to common stockholders	$(0.00)	$0.05	$(0.06)	$(0.09)

Diluted net (loss) income per share applicable to common stockholders	$(0.00)	$0.05	$(0.06)	$(0.09)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock options	5,051,340	2,905,849	4,829,268	4,883,287
Restricted stock units	829,041	8,816	747,810	577,781
Performance stock units	80,513	—	50,710	—

Total antidilutive awards	5,960,894	2,914,665	5,627,788	5,461,068

5. Comprehensive (Loss) Income

     The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(117)	$2,187	$(2,568)	$(3,438)
Foreign currency translation adjustments	(2,069)	3,856	(659)	2,541
Unrealized (loss) gain on available for sale securities	(12)	667	3	585
Reversal of unrealized (gain) loss on available for sale securities	—	142	(589)	(15)

Total comprehensive (loss) income	$(2,198)	$6,852	$(3,813)	$(327)

     For the three and six months ended June 30, 2010 and 2009, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to an acquisition in Canada.

6. Stock-Based Compensation Expense

     We have four types of stock-based compensation: stock options, restricted common stock, restricted stock units, and performance stock units. For further information see Notes 2 and 11 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010.

     The following summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009 (2)
Stock options	$1,552	$1,858	$3,025	$7,250
Restricted common stock	548	1,080	1,114	2,684
Restricted stock units	808	468	1,473	878
Performance stock units (1)	179	—	217	—

Total stock-based compensation expense	$3,087	$3,406	$5,829	$10,812

(1)
Expense relates to 129,860 performance stock units (PSU’s) granted on March 9, 2010 to certain executives officers. The actual number of PSU’s to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. Each individual’s award was allocated 50% to achieving adjusted net income (ANI) targets for the year ended December 31, 2010 (ANI Performance Award) and 50% to the total shareholder return (TSR) of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2010, 2011, and 2012 (TSR Award). The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service until January 31, 2013. In addition, the PSU’s are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control. We have valued the ANI Performance Award and the TSR Award using the Black-Scholes and Monte Carlo valuation pricing models, respectively. The total fair value of the ANI Performance Award, based on the number of awards expected to vest, was $0.9 million, which we began expensing during the first quarter of 2010 as it was deemed probable that we will achieve a portion of the ANI targets for 2010. The total fair value of the TSR Award was $1.1 million, which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Award targets are not achieved. The expense recorded for PSU’s includes expense related to the ANI Performance Award and the TSR Award for the three and six months ended June 30, 2010 as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
ANI Performance Award	$82	$95
TSR Award	97	122

Total	$179	$217

(2)
Included in stock-based compensation expense for the six months ended June 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009.

7. Property and Equipment

     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2010	2009
Computer equipment	3 – 5	$32,477	$22,662
Office equipment	5	3,746	3,550
Furniture and fixtures	5	3,388	3,343
Leasehold improvements	3-11	3,266	3,188

Total property and equipment, gross		42,877	32,743
Less: Accumulated depreciation and amortization		(22,649)	(19,229)

Total property and equipment, net		$20,228	$13,514

     Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2010 and 2009 was $2.0 million and $1.8 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2010 and 2009 was $3.9 million and $3.5 million, respectively.

8. Intangible Assets

     The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$36,038	$(24,732)	$40,352	$(24,769)	2-7
Database	13,292	(11,446)	13,825	(10,945)	3-6
Trade names	10,595	(5,596)	12,510	(6,924)	2-10
Technology	27,517	(13,886)	27,170	(11,110)	1-5
Non-compete agreement	2,389	(1,682)	6,585	(5,090)	2-5

Total	$89,831	$(57,342)	$100,442	$(58,838)

     Amortization expense related to intangibles for the three months ended June 30, 2010 and 2009 was $4.9 million and $5.1 million, respectively. Amortization expense related to intangibles for the six months ended June 30, 2010 and 2009 was $10.2 million and $10.4 million, respectively.

    Amortization expense that will be charged to income for the remaining period of 2010 and for each of the subsequent five years is estimated, based on the June 30, 2010 book value, as follows (in thousands):

Remainder 2010	$9,290
2011	10,895
2012	5,792
2013	3,735
2014	1,839
2015	938

Total	$32,489

9. Goodwill

     The change in carrying amount of goodwill for the six months ended June 30, 2010 is as follows (in thousands):

Balance as of January 1, 2010	$134,747
Impact of change in Canadian dollar exchange rate	(325)
Other	159

Balance as of June 30, 2010	$134,581

10. Accrued Liabilities - Other

     Following is a summary of the components of other accrued liabilities (in thousands):

	June 30,	December 31,
	2010	2009
Customer deposits	2,356	2,357
Computer equipment	1,979	21
Revenue share	1,591	1,284
Professional fees	1,575	2,280
Software licenses	793	1,325
Sales taxes	917	883
Other	2,668	3,174

Total accrued liabilities - other	$11,879	$11,324

11. Income Taxes

          We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The New York State Department of Finance is continuing its review of our combined New York State income tax returns for the periods ended December 31, 2006 and December 31, 2007. No adjustments have been proposed which would require us to book a reserve at this time. During 2009, the Internal Revenue Service (IRS) concluded a review of our consolidated federal income tax returns for the periods ended December 31, 2006 and December 31, 2007 with no income tax adjustments. In 2009, the IRS also completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended June 30, 2006 (pre-acquisition) period. The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2006.

The total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities as of June 30, 2010 and December 31, 2009, was $0.9 million and $0.8 million, respectively.

     Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.  As of both June 30, 2010 and December 31, 2009, accrued interest and penalties related to tax positions taken on our tax returns is approximately $64,000 and $47,000, respectively.

12. Commitments and Contingencies

Purchase Commitment

On March 31, 2010, in connection with our DMS business, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software in 2011 totaling approximately $2.7 million, excluding applicable taxes. This commitment is non-cancellable, however, we have not accepted title or risk of loss of the aforementioned equipment or software as of June 30, 2010.

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

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.5 million (CAD) to $6.0 million (CAD), including penalties and interest.

   AAX Service Credit

Under the terms of the purchase agreement with AAX ® the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of any future products or services of DealerTrack. These service credits expire on January 23, 2013. No revenue will be recorded for services provided under the service credits. As of June 30, 2010, approximately $0.2 million of the service credits have been utilized by the seller.

   ASM Contingent Purchase Price

Under the terms of the merger agreement with AutoStyleMart, Inc., we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million.  The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. As of June 30, 2010, it has been determined that achievement of the operational targets related to the remaining $10.0 million in contingent payment obligations is not yet probable. Any amounts deemed probable in the future will also be recorded as compensation expense. We will assess the probability of the achievement of the operational targets on a quarterly basis.

   Employment Agreements

Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.9 million as of June 30, 2010, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $2.1 million as of June 30, 2010, if there is a change in control.

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

On July 8, 2009, the court  held Claims 1-4 of DealerTrack’s patent 7,181,427 were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski.  On August 11, 2009, the court entered into a judgment granting summary judgment.  On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. On October 29, 2009, the Federal Circuit granted a motion to stay briefing until the disposition of In re Bilski. On June 28, 2010, the U.S. Supreme Court issued its decision in re Bilski, holding that Bilski’s patent was invalid on the basis that an abstract idea is not patentable. We are currently waiting for the United States Court of Appeals to set a briefing schedule regarding our appeal.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

13. Segment Information

     The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and six months ended June 30, 2010 is approximately 14% and 13%, of our total revenue, respectively. Revenue earned outside of the United States for the three and six months ended June 30, 2009 is approximately 12% and 10%, of our total revenue, respectively.

     Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Transaction services revenue	$26,851	$24,645	$49,721	$48,686
Subscription services revenue	30,341	29,028	60,069	56,971
Other	4,715	4,197	8,902	7,913

Total net revenue	$61,907	$57,870	$118,692	$113,570

14. Strategic Agreement with Ally Financial (Ally)

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally. Under the terms of the agreement, Ally will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to Ally of $15.0 million payable upon Ally becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network. Ally will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that Ally elects to do business with. Ally will continue to accept credit applications through a competitive system, RouteOne.

As of June 30, 2010, Ally substantially completed the rollout of their dealerships on our network and in accordance with the terms of the agreement we satisfied the one-time $15.0 million payment obligation.  The one-time $15.0 million payment will be recorded as a reduction in revenue over the period of expected benefit of approximately five years. For both the three and six months ended June 30, 2010, we recorded contra revenue related to revenue from the Ally strategic relationship of $0.2 million. As of June 30, 2010, we have classified $3.0 million in prepaid expenses and other current assets and $11.8 million in other long-term assets.

15. Settlement with Service Provider

During the six months ended June 30, 2010 we received a settlement of approximately $0.4 million related to the cancellation of a services agreement from our eDocs business, which has been recorded to other income in the statement of operations.

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

Overview

     DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting more than17,000 dealers with approximately 900 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profit. Our sales and finance & insurance (F&I) solution enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

     We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including ALG, Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack AAX, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., and DealerTrack Systems, Inc.

     We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, lenders, and active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, the average transaction price and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our statement of operations as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net (loss) income and the other measures included in our consolidated financial statements.

     The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are adjusted EBITDA, adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$9,800	$9,424	$14,742	$15,501
Adjusted net income (Non-GAAP) (1)	$5,252	$5,365	$7,303	$8,848
Capital expenditures, software and website development costs	$12,668	$5,819	$19,588	$11,053
Active dealers in our network as of end of the period (2)	17,343	18,047	17,343	18,047
Active lenders in our network as of end of period (3)	891	755	891	755
Active lender to dealer relationships (4)	137,919	123,885	137,919	123,885
Subscribing dealers in our network as of end of the period (5)	13,468	14,115	13,468	14,115
Transactions processed (6)	12,239	13,157	24,080	27,484
Average transaction price (7)	$2.19	$1.87	$2.09	$1.78
Average monthly subscription revenue per subscribing dealership (8)	$749	$686	$734	$673

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income excluding interest, taxes, depreciation and amortization expenses, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, and realized gains or (losses) on securities. Adjusted net income is a non-GAAP financial measure that represents GAAP net (loss) income excluding stock-based compensation expense, amortization of acquired identifiable intangibles, contra-revenue and may also exclude certain items, such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, and realized gains or (losses) on securities. These adjustments, which are shown before taxes, are adjusted for their tax impact. Adjusted EBITDA and adjusted net income are presented because management believes they provide additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net (loss) income	$(117)	$2,187	$(2,568)	$(3,438)
Interest income	(123)	(341)	(249)	(743)
Interest expense	60	76	119	126
Provision (benefit) for income taxes	499	(766)	(715)	(4,147)
Depreciation of property and equipment and amortization of capitalized software and website costs	4,135	4,023	8,141	7,466
Amortization of acquired identifiable intangibles	4,929	5,136	10,163	10,422

EBITDA (Non-GAAP)	9,383	10,315	14,891	9,686
Adjustments:
Restructuring costs (including amounts related to stock-based compensation)	—	(22)	—	6,709
Acquisition related professional fees	221	61	237	499
Contra-revenue	196	—	196	—
Realized gain on securities	—	(930)	(582)	(1,393)

Adjusted EBITDA (Non-GAAP)	$9, 800	$9,424	$14,742	$15,501

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net (loss) income , our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net (loss) income	$(117)	$2,187	$(2,568)	$(3,438)
Adjustments:
Amortization of acquired identifiable intangibles	4,929	5,136	10,163	10,422
Restructuring costs (including amounts related to stock based compensation)	—	(22)	—	6,709
Acquisition related professional fees	221	61	237	499
Contra-revenue	196	—	196	—
Realized gain on securities (non-taxable)	—	(930)	(582)	(1,393)
Amended state tax returns – benefits (non-taxable)	—	(1,070)	—	(1,070)
Stock-based compensation (excluding restructuring costs)	3,087	3,413	5,829	6,928
Tax impact of adjustments (9)	(3,064)	(3,410)	(5,972)	(9,809)

Adjusted net income (Non-GAAP)	$5,252	$5,365	$7,303	$8,848

(2)
We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the DealerTrack U.S. network during the most recently ended calendar month.

(3)	We consider a lender to be active in the DealerTrack network as of a date if it is accepting credit application data electronically from U.S. dealers in the DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer.

(5)	Represents the number of dealerships with one or more active subscriptions on the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)
Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back contra-revenue.

(8)	Represents net subscription revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks.

(9)
The tax impact of adjustments for the three and six months ended June 30, 2010 are based on a U.S. effective tax rate of 36.7% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended effective tax rate of 36.2% and 36.6%, respectively. The tax impact of adjustments for the three and six months ended June 30, 2009 are based on a U.S. effective tax rate of 40.6% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock based compensation expense, which are based on a blended effective tax rate of 39.1% and 40.6%, respectively.

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

      Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion and training and start up fees from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training and start up fees earned from our inventory management solution.

Operating Expenses

      Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs for data licenses and direct costs (printing, binding, and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel.

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

     Financial assets measured at fair value on a recurring basis include the following as of June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2010
Cash equivalents (1)	$137,725	$—	$—	$137,725
Short-term investments (3)	26	—	—	26
Long-term investments (4)	—	—	4,005	4,005

Total	$137,751	$—	$4,005	$141,756

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
In our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, Level 1 cash equivalents of approximately $163.6 million as of December 31, 2009 was revised from $127.6 million as previously disclosed in the fair value measurement footnote in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010 to reflect the inclusion of a money market account held at December 31, 2009 that was incorrectly omitted from our original disclosure. Amounts classified as cash and cash equivalents on our audited balance sheet at December 31, 2009 were correctly stated.

(3)
As of June 30, 2010 and December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities. During the six months ended June 30, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 long-term investments as of both June 30, 2010 and December 31, 2009 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. We have classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace.

Level 3 long-term investments also include a tax-advantaged preferred stock of a financial institution with a fair value of $2.5 million and $2.4 million, or 0.5% of total assets, as of June 30, 2010 and December 31, 2009, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances for Level 3 investments as of June 30, 2010 and December 31, 2009, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	3,971
Unrealized gain on securities recorded in other comprehensive income (5)	34

Balance as of June 30, 2010	$4,005

(5)
Level 2 investments in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the underlying preferred stock investments were distributed during 2009. As a result of these dissolutions, we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution, we re-measured the fair value on December 31, 2009 and June 30, 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.4 million and approximately $34,000, respectively.  The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 long-term investments as of December 31, 2009 and June 30, 2010 is approximately $2.4 million and $2.5 million, respectively.

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

     Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

Results of Operations

     The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months June 30,				Six Months June 30,
	2010		2009		2010		2009
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$61,907	100.0%	$57,870	100.0%	$118,692	100.0%	$113,570	100.0%

Operating expenses:
Cost of revenue	31,265	50.5	28,852	49.9	61,982	52.2	57,973	51.0
Product development	3,339	5.4	3,514	6.1	6,937	5.8	7,646	6.7
Selling, general and administrative	27,260	44.0	25,280	43.6	54,668	46.1	57,598	50.8

Total operating expenses	61,864	99.9	57,646	99.6	123,587	104.1	123,217	108.5

Income (loss) from operations	43	0.1	224	0.4	(4,895)	(4.1)	(9,647)	(8.5)
Interest income	123	0.2	341	0.6	249	0.2	743	0.7
Interest expense	(60)	(0.1)	(76)	(0.1)	(119)	(0.1)	(126)	(0.1)
Other income	276	0.4	2	—	900	0.7	52	—
Realized gain on securities	—	—	930	1.6	582	0.5	1,393	1.2
Income (loss) before (provision) benefit for income taxes	382	0.6	1,421	2.5	(3,283)	(2.8)	(7,585)	(6.7)
(Provision) benefit for income taxes, net	(499)	(0.8)	766	1.3	715	0.6	4,147	3.7

Net (loss) income	$(117)	(0.2)%	$2,187	3.8%	$(2,568)	(2.2)%	$(3,438)	(3.0)%

Three Months Ended June 30, 2010 and 2009

Revenue

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Transaction services revenue	$26,851	$24,645
Subscription services revenue	30,341	29,028
Other	4,715	4,197

Total net revenue	$61,907	$57,870

Total net revenue increased $4.0 million, or 7%, to $61.9 million for the three months ended June 30, 2010 from $57.9 million for the three months ended June 30, 2009.

Transaction Services Revenue.   Transaction services revenue increased $2.2 million, or 9%, to $26.8 million for the three months ended June 30, 2010 from $24.6 million for the three months ended June 30, 2009. The increase was primarily due to a 17% increase in the average transaction price to $2.19 for the three months ended June 30, 2010 from $1.87 for the three months ended June 30, 2009. The 17% increase in the average transaction price resulted in a $3.9 million increase in revenue for the three months ended June 30, 2010, which was partially offset by a 7% decline in the volume of transactions processed through the DealerTrack network to 12.2 million for the three months ended June 30, 2010 from 13.2 million for the three months ended June 30, 2009, which resulted in a $1.7 million decrease in revenue. Contributing factors to the increase in average transaction price were the significant decrease in revenue generating credit bureau transactions which impacted the overall number of transactions, but did not materially impact revenue due to their low price point; a 136, or 18%, increase in lender customers active in our network to 891 as of June 30, 2010 from 755 as of June 30, 2009 who are generally lower transaction volume customers with higher price per application tiers; and an 11% increase in our number of lender to dealer relationships (LDRs) to 137,919 as of June 30, 2010 from 123,885 as of June 30, 2009. The increase in our number of LDRs was impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue.   Subscription services revenue increased $1.3 million, or 5%, to $30.3 million for the three months ended June 30, 2010 from $29.0 million for the three months ended June 30, 2009.  Subscription services revenue growth was due to a 9% increase in the average monthly spend per subscribing dealer to $749 for the three months ended June 30, 2010 from $686 for the three months ended June 30, 2009, offset by a 5% decrease in subscribing dealers to 13,468 at June 30, 2010 from 14,115 at June 30, 2009. The 9% increase in average monthly spend per subscribing dealer is primarily attributable to the continued success of selling DMS and inventory management solutions, including our ability to cross sell those solutions to existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate, go out of business, or cut-costs. These factors contributed $1.2 million to the increase in subscription services revenue.

Other Revenue.   Other revenue increased $0.5 million, or 12%, to $4.7 million for the three months ended June 30, 2010 from $4.2 million for the three months ended June 30, 2009. The $0.5 million increase was primarily resulting from an increase of $0.4 million in hardware revenue from our DMS business.

Operating Expenses

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Cost of revenue	$31,265	$28,852
Product development	3,339	3,514
Selling, general and administrative	27,260	25,280

Total operating expenses	$61,864	$57,646

    Cost of Revenue. Cost of revenue increased $2.4 million, or 8%, to $31.3 million for the three months ended June 30, 2010 from $28.9 million for the three months ended June 30, 2009. The $2.4 million increase was primarily the result of an increase of $0.9 million in technology expense, which includes hosting expenses, technology support, and other consulting expenses, $0.3 million in travel to support an increase in installations and hardware costs associated with our DMS solution, and an increase in compensation and related benefit costs of $1.2 million primarily due to headcount additions and an increase in payroll and other taxes. These changes were partially offset by a decrease of $0.6 million in third party costs related to our compliance and inventory management solutions and a decrease in bonus compensation of $0.4 million.

    Product Development Expenses. Product development expenses decreased $0.2 million, or 5%, to $3.3 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009. The $0.2 million decrease was primarily the result of decreased compensation and related benefit costs of $0.1 million primarily due to a decrease in bonus compensation.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million, or 8%, to $27.3 million for the three months ended June 30, 2010 from $25.3 million for three months ended June 30, 2009. The $2.0 million increase in selling, general and administrative expenses was primarily the result of an increase of $2.2 million in compensation and related benefit costs primarily due to headcount additions, severance, commissions, and an increase in payroll and other taxes and an increase of $0.5 million in travel related expenses. These changes were partially offset by a decrease of $0.4 million of professional fees primarily due to a decrease in litigation fees, a decrease of $0.3 million in selling expenses due to continued cost containment efforts, and a decrease of $0.6 million in bad debt expense.

Interest Income

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Interest income	$123	$341

     Interest income decreased $0.2 million, or 64%, to $0.1 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009. The $0.2 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.1% for the three months ended June 30, 2010 from approximately 0.2% for the three months ended June 30, 2009.

Other Income

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Other income	$276	$2

     Other income increased $0.3 million to $0.3 million for the three months ended June 30, 2010 from approximately $2,000 for the three months ended June 30, 2009. The $0.3 million increase is primarily due to $0.3 million of income earned from our sales solution resulting from non-recurring activities outside its ordinary operations.

Realized Gain on Securities

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Realized gain on securities	$—	$930

     During the three months ended June 30, 2009, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.1 million and recorded a gain in the statement of operations of approximately $0.9 million. For further information please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(Provision) Benefit for Income Taxes, Net

	Three Months Ended June 30,
	2010	2009
	(In thousands)
(Provision) benefit for income taxes, net	$(499)	$766

     The expense for income taxes for the three months ended June 30, 2010 of $0.5 million consisted primarily of $2.3 million of federal income tax benefit, offset by $1.6 million of state income tax expense and $1.2 million of tax expense for our Canadian subsidiary. The benefit for income taxes for the three months ended June 30, 2009 of $0.8 million consisted primarily of $1.0 million of federal income tax benefit and $1.1 million of state income tax benefit, offset by $1.3 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the three months ended June 30, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states. These amounts have a 75% impact on the effective tax rate for the three months ended June 30, 2009. Included in tax expense for our Canadian subsidiary for the three months ended June 30, 2010 and 2009 is $0.3 million and $0.2 million, respectively, for a permanent item relating to intangible amortization. These amounts have an 81% and 18% impact on the effective tax rate for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate for the three months ended June 30, 2010 is 130.7% compared with 54% for the three months ended June 30, 2009. The primary reason for the increase in tax rate in 2010 compared to the 2009 rate is due to the change in earnings mix between the U.S. and Canada.

     In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a charge that would adversely impact our operation performance.

Six Months Ended June 30, 2010 and 2009

Revenue

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Transaction services revenue	$49,721	$48,686
Subscription services revenue	60,069	56,971
Other	8,902	7,913

Total net revenue	$118,692	$113,570

    Total net revenue increased $5.1 million, or 5%, to $118.7 million for the six months ended June 30, 2010 from $113.6 million for the six months ended June 30, 2009.

    Transaction Services Revenue.   Transaction services revenue increased $1.0 million, or 2%, to $49.7 million for the six months ended June 30, 2010 from $48.7 million for the six months ended June 30, 2009. The increase was primarily due to a 17% increase in the average transaction price to $2.09 for the six months ended June 30, 2010 from $1.78 for the six months ended June 30, 2009. The 17% increase in the average transaction prices resulted in a $7.5 million increase in revenue for the six months ended June 30, 2010, which was partially offset by a 12% decline in the volume of transactions processed through the DealerTrack network to 24.1 million for the six months ended June 30, 2010 from 27.5 million for the six months ended June 30, 2009, which resulted in a $6.1 million decrease in revenue. Contributing factors to the increase in average transaction price were the significant decrease in revenue generating credit bureau transactions which impacted the number of transactions, but did not materially impact revenue due to their low price point; a 136, or 18%, increase in lender customers active in our network to 891 as of June 30, 2010 from 755 as of June 30, 2009 who are generally lower transaction volume customers with higher price per application tiers; and an 11% increase in our number of lender to dealer relationships (LDRs) to 137,919 as of June 30, 2010 from 123,885 as of June 30, 2009. The increase in our number of LDRs was impacted, in part, by our strategic relationship with Ally.

    Subscription Services Revenue.   Subscription services revenue increased $3.1 million, or 5%, to $60.1 million for the six months ended June 30, 2010 from $57.0 million for the six months ended June 30, 2009. Subscription services revenue growth was due to a 9% increase in the average monthly spend per subscribing dealer to $734 for the six months ended June 30, 2010 from $673 for the six months ended June 30, 2009, offset by a 5% decrease in subscribing dealers to 13,468 at June 30, 2010 from 14,115 at June 30, 2009. The 9% increase in average monthly spend per subscribing dealer is primarily attributable to the continued success of selling DMS and inventory management solutions, including our ability to cross sell those solutions to existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate, go out of business, or cut-costs. These factors contributed $2.3 million to the increase in subscription services revenue, which includes $0.7 million related to acquisitions.

    Other Revenue.   Other revenue increased $1.0 million, or 12%, to $8.9 million for the six months ended June 30, 2010 from $7.9 million for the six months ended June 30, 2009.  The $1.0 million increase was primarily resulting from an approximately $1.1 million increase in hardware revenue from our DMS business, an increase of $0.5 million in shipping commissions from our eDocs solution, offset by a decrease of $0.3 million in data services revenue.

Operating Expenses

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cost of revenue	$61,982	$57,973
Product development	6,937	7,646
Selling, general and administrative	54,668	57,598

Total cost of revenue and operating expenses	$123,587	$123,217

    Cost of Revenue. Cost of revenue increased $4.0 million, or 7%, to $62.0 million for the six months ended June 30, 2010 from $58.0 million for the six months ended June 30, 2009. The $4.0 million increase was primarily the result of a $1.5 million increase in technology expense, which includes hosting expenses, technology support, and other consulting expenses, $1.2 million in third party costs related to our compliance and inventory management solutions, $1.0 million in travel to support an increase in installations and hardware costs associated with our DMS solution, $0.5 million in costs from our eDocs solution primarily due to increased shipping and temporary labor costs, and an increase of $1.8 million in compensation and related benefit costs primarily due to headcount additions and the acquisition of AAX in January 2009. These changes were partially offset by a decrease of $0.7 million in bonus compensation, and a decrease of $0.4 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business, and a decrease of $0.4 million in stock-based compensation expense.

    Product Development Expenses. Product development expenses decreased $0.7 million, or 9%, to $6.9 million for the six months ended June 30, 2010 from $7.6 million for the six months ended June 30, 2009. The $0.7 million decrease was primarily the result of a decrease of $0.6 million in compensation and related benefit costs due to a decrease of $0.2 million in bonus compensation and a decrease of $0.2 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 5%, to $54.7 million for the six months ended June 30, 2010 from $57.6 million for six months ended June 30, 2009. The $2.9 million decrease in selling, general and administrative expenses was primarily the result of a $6.1 million severance and stock-based compensation charge recorded during the first quarter of 2009 resulting from the realignment of our workforce and business. Additionally, there were decreases of $1.0 million in bad debt expense, $0.4 million in selling expenses due to continued cost containment efforts, $0.6 million in stock-based compensation expense, and $0.7 million of professional fees primarily due to a decrease in deal-related costs resulting from the acquisition of AAX in the first quarter of 2009 and a decrease in litigation fees. These decreases were partially offset by increases of $0.9 million in travel related expenses, $0.4 million in office and computer related supplies and materials resulting from headcount additions and increased replacement supplies and equipment needs, and $4.2 million of compensation and related benefit costs primarily due to headcount additions, an increase in commissions, and severance paid during 2010.

Interest Income

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Interest income	$249	$743

    Interest income decreased $0.5 million to $0.2 million for the six months ended June 30, 2010 from $0.7 million for the six months ended June 30, 2009. The $0.5 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.1% for the six months ended June 30, 2010 from approximately 0.5% for the six months ended June 30, 2009.

Other Income

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Other income	$900	$52

    Other income increased $0.8 million to $0.9 million for the six months ended June 30, 2010 from $52,000 for the six months ended June 30, 2009. The $0.8 million increase is primarily due to $0.5 million of income earned from our sales solution resulting from non-recurring activities outside its ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business.

Realized Gain on Securities

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Realized gain on securities	$582	$1,393

     During the six months ended June 30, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For the six months ended June 30, 2009, the gain on securities of $1.4 million is primarily due the sale of a portion of our investments in tax-advantaged preferred securities for approximately $2.1 million which resulted in a gain recorded in the statement of operations of approximately $0.9 million. For further information please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Benefit for income taxes, net

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Benefit for income taxes, net	$715	$4,147

    The benefit for income taxes for the six months ended June 30, 2010 of $0.7 million consisted primarily of $2.5 million of federal income tax benefit offset by $1.8 million of tax expense for our Canadian subsidiary. The benefit for income taxes for the six months ended June 30, 2009 of $4.1 million consisted primarily of $4.6 million of federal income tax benefit and $1.2 million of state income tax benefit, offset by $1.7 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the six months ended June 30, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states.  This has a 14% impact on the effective tax rate for the six months ended June 30, 2009. Included in tax expense for our Canadian subsidiary for the six months ended June 30, 2010 and 2009 is $0.6 million and $0.3 million, respectively for a permanent item relating to intangible amortization. These amounts have a 20% and 4% impact on the effective tax rate for the six months ended June 30, 2010, and 2009, respectively. Our effective tax rate for the six months ended June 30, 2010 is 21.8% compared with 54.7% for the six months ended June 30, 2009. The primary reason for the decrease in the tax rate in 2010 compared to the 2009 rate is due to the change in earnings mix between the U.S. and Canada.

Liquidity and Capital Resources

     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the six months ended June 30, 2010 were $19.6 million, of which $16.3 million was paid in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing.

     As of June 30, 2010, we had $167.0 million of cash and cash equivalents, $26,000 in short-term investments, $4.0 million in non-current investments and $176.9 million in working capital, as compared to $197.5 million of cash and cash equivalents, $1.5 million in short-term investments, $4.0 million in non-current investments and $191.9 million in working capital as of December 31, 2009.

    Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.9 million, or $0.02 per share, on future reported operating results.

    Under the terms of the merger agreement with AutoStyleMart, Inc., we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. As of June 30, 2010, it has been determined that achievement of the operational targets related to the remaining $10.0 million in contingent payment obligations is not yet probable. Any amounts deemed probable in the future will also be recorded as compensation expense. We will assess the probability of the achievement of the operational targets on a quarterly basis.

    In connection with the purchase of Automotive Lease Guide (ALG) on May 25, 2005, we had a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. During the six months ended June 30, 2010, we made the final payment of $0.8 million relating to this agreement.

    On February 10, 2010, DealerTrack entered into a strategic relationship with Ally. Under the terms of the agreement, Ally will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack has agreed to make a one-time payment to Ally of $15.0 million payable upon Ally becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network. As of June 30, 2010, Ally substantially completed the rollout of their dealerships on our network and in accordance with the terms of the agreement we satisfied the one-time $15.0 million payment obligation.

    On March 31, 2010, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software totaling approximately $5.4 million in 2010 and an additional $2.7 million in 2011, excluding applicable taxes. During the three months ended June 30, 2010, we accepted title and risk of loss of the $5.4 million equipment and software purchase, of which we have paid for approximately $4.0 million and the remaining balance, has been recorded to other accrued liabilities in our consolidated financial statements and is expected to be paid in the first quarter of 2011.

    During 2010, we began a project to implement an ERP system. In connection with the ERP project, in April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses and implementation consulting services.  The estimated external capital expenditures in 2010 related to the ERP project are expected to be approximately $4.6 million, of which, we have incurred approximately $1.8 million as of June 30, 2010.

    The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(13,359)	$18,643
Net cash (used in) provided by investing activities	$(17,896)	$574
Net cash provided by financing activities	$848	$2,733

Operating Activities

     Net cash used in operating activities of $13.4 million for the six months ended June 30, 2010 was primarily attributable to a net loss of $2.6 million, which includes depreciation and amortization of $18.3 million, stock-based compensation expense of $5.8 million, and an increase to the provision for doubtful accounts and sales credits of $2.8 million, partially offset by a deferred tax benefit of $3.9 million, an increase in prepaid expenses and other current assets of $3.8 million, a decrease in accounts payable and accrued expenses of $8.2 million, an increase in accounts receivable of $8.3 million due to an increase in transaction and subscription revenues, a gain of $0.6 million realized on the sale of securities, a stock-based compensation windfall tax benefit of $0.9 million, and an increase in other assets of $12.3 million. Net cash provided by operating activities of $18.6 million for the six months ended June 30, 2009 was primarily attributable to a net loss of $3.4 million, which includes depreciation and amortization of $17.9 million, stock-based compensation expense of $10.8 million, an increase to the provision for doubtful accounts and sales credits of $4.7 million, an increase to deferred revenue and other current liabilities of $0.3 million, an increase in accounts payable and accrued expenses of $4.8 million, partially offset by a deferred tax benefit of $3.7 million, a gain of $1.4 million realized on the sale or conversion of securities, a stock-based compensation windfall tax benefit of $1.5 million, an increase in prepaid expenses and other current assets of $3.9 million and an increase in accounts receivable of $5.9 million due to an increase in subscription revenues and the acquisition of AAX.

Investing Activities

     Net cash used in investing activities of $17.9 million for the six months ended June 30, 2010 was primarily attributable to the payment for the acquisition of intangible assets of $3.0 million, capital expenditures of $9.9 million, and capitalized software and website development costs of $6.4 million, partially offset by the net sale of short-term investments of $1.4 million. Net cash provided by investing activities of $0.6 million for the six months ended June 30, 2009 was primarily attributable to the net sale of short-term investments of $44.6 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of the ALG additional purchase consideration of $1.9 million, capital expenditures of $3.2 million, and capitalized software and website development costs of $6.3 million.

Financing Activities

     Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2010 was primarily attributable to net proceeds received from the exercise of employee stock options of $0.4 million, employee stock purchases under our employee stock purchase plan of $0.4 million, and a stock-based compensation windfall tax benefit of $0.9 million, partially offset by payment for shares surrendered for taxes of $0.6 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.3 million. Net cash provided by financing activities of $2.7 million for the six months ended June 30, 2009 was primarily attributable to net proceeds received from employee stock purchases under our employee stock purchase plan of $0.5 million, the exercise of employee stock options of $1.6 million and stock-based compensation windfall tax benefit of $1.5 million, partially offset by payment for shares surrendered for taxes of $0.3 million related to restricted stock vesting, and principal payments on notes payable of $0.4 million.

Contractual Obligations

     As of June 30, 2010, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010, except as set forth below.

     On March 31, 2010, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software totaling approximately $5.4 million in 2010 and an additional $2.7 million in 2011, excluding applicable taxes. Both commitments are non-cancellable. During the three months ended June 30, 2010, we accepted title and risk of loss of the $5.4 million equipment and software purchase, of which we have paid for approximately $4.0 million and the remaining balance, has been recorded to other accrued liabilities in our consolidated financial statements.  We have not accepted title or risk of loss of any of the $2.7 million 2011 equipment or software as of June 30, 2010.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Industry Trends

     We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The relative tightening of the credit markets has caused a significant decline in the number of lending relationships between the various lenders and dealers available through our network as dealers and lenders have exited the market, as well as reduced the total number of vehicles financed. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 have been the worst years for selling vehicles since 1982 and while automobile sales are expected to increase in 2010, they will remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors (GM) filed and then emerged from bankruptcy in the past year. This has had a significant impact on their franchised dealers both in terms of dealer closing and the financial viability of their remaining dealers. Toyota suffered significant recalls that limited its ability to sell new vehicles for a period of time and potentially decreased the value of Toyota used vehicles, whose long-term impact on its dealer base remains to be seen. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

     Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in both 2008 and 2009 with further declines expected in 2010. GM and Chrysler have stated that they notified approximately 1,124 and 789 dealers, respectively, that one or more of their franchise licenses would be terminated. Recent federal legislation has led GM and Chrysler to agree to reinstatement of some of these dealers. As a result of these factors, we cannot predict the timing and impact these dealership reductions will have on our subscription revenue. The elimination by GM and Chrysler dealers with subscription products has led to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.

     We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. Volatility in our stock price, declines in our market capitalization, and material declines in revenue and profitability could impair the carrying value of our goodwill, deferred tax assets and other long-lived assets.  As a result, we may be required to write off some of our goodwill or long-lived assets or be required to record a valuation allowance on our deferred tax assets if these conditions worsen for a period of time.

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

Interest Rate Exposure

     As of June 30, 2010, we had cash, cash equivalents, short-term investments and long-term investments of $171.0 million invested in money market instruments, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.9 million, or $0.02 per share, on future reported operating results.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On July 8, 2009, the court  held Claims 1-4 of DealerTrack’s patent 7,181,427 were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski.  On August 11, 2009, the court entered into a judgment granting summary judgment.  On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. On October 29, 2009, the Federal Circuit granted a motion to stay briefing until the disposition of In re Bilski. On June 28, 2010, the U.S. Supreme Court issued its decision in re Bilski, holding that Bilski’s patent was invalid on the basis that an abstract idea is not patentable. We are currently waiting for the United States Court of Appeals to set a briefing schedule regarding our appeal.

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

     The following table sets forth the repurchases for the three months ended June 30, 2010:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2010	—	$—	n/a	n/a
May 2010	318	$15.88	n/a	n/a
June 2010	—	$—	n/a	n/a

Total	318

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DealerTrack Holdings, Inc. (Registrant)

Date: August 5, 2010	/s/ Eric D. Jacobs
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