Form 10-Q
period 2010-09-30
DealerTrack Holdings, Inc.
filed 2010-11-04
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 40,604,738 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$177,824	$197,509
Investments	1,563	1,484
Accounts receivable, net of allowances of $2,814 and $2,677 as of September 30, 2010 and December 31, 2009, respectively	24,538	17,478
Prepaid expenses and other current assets	17,789	9,620

Total current assets	221,714	226,091

Investments — long-term	2,458	3,971
Property and equipment, net	19,615	13,514
Software and website developments costs, net	28,613	21,158
Intangible assets, net	27,911	41,604
Goodwill	135,314	134,747
Deferred tax assets — long-term	31,715	29,699
Other long-term assets	12,951	1,543

Total assets	$480,291	$472,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,737	$3,919
Accrued compensation and benefits	10,545	11,717
Accrued liabilities — other	13,186	11,324
Deferred revenues	5,114	4,992
Due to acquirees	—	1,820
Capital leases payable	391	425

Total current liabilities	32,973	34,197

Capital leases payable — long-term	216	281
Deferred tax liabilities — long-term	11,517	11,083
Deferred revenues — long-term	3,414	3,299
Other liabilities — long-term	2,565	2,581

Total liabilities	50,685	51,441
Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 43,604,591 shares issued and 40,531,093 shares outstanding as of September 30, 2010; and 175,000,000 shares authorized; 43,469,945 shares issued and 40,430,330 shares outstanding as of December 31, 2009	436	435
Treasury stock, at cost, 3,073,498 shares and 3,039,615 shares as of September 30, 2010 and December 31, 2009, respectively	(51,052)	(50,440)
Additional paid-in capital	459,376	448,816
Accumulated other comprehensive income	6,308	6,151
Retained earnings	14,538	15,924

Total stockholders’ equity	429,606	420,886

Total liabilities and stockholders’ equity	$480,291	$472,327

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue:
Net revenue	$63,128	$58,809	$181,820	$172,379

Operating expenses:
Cost of revenue (1)	31,684	28,665	93,666	86,638
Product development (1)	3,354	3,391	10,291	11,037
Selling, general and administrative (1)	25,679	25,471	80,347	83,069

Total operating expenses	60,717	57,527	184,304	180,744

Income (loss) from operations	2,411	1,282	(2,484)	(8,365)
Interest income	132	194	381	937
Interest expense	(36)	(27)	(155)	(153)
Other income	190	1	1,090	53
Realized gain on securities	—	—	582	1,393

Income (loss) before (provision for) benefit from income taxes	2,697	1,450	(586)	(6,135)
(Provision for) benefit from income taxes, net	(1,515)	(1,665)	(800)	2,482

Net income (loss)	$1,182	$(215)	$(1,386)	$(3,653)

Basic net income (loss) per share	$0.03	$(0.01)	$(0.03)	$(0.09)
Diluted net income (loss) per share	$0.03	$(0.01)	$(0.03)	$(0.09)
Weighted average common stock outstanding (basic)	40,404,126	39,705,553	40,246,374	39,435,766
Weighted average common stock outstanding (diluted)	41,354,680	39,705,553	40,246,374	39,435,766

(1)   Stock-based compensation expense recorded for the three and nine months ended September 30, 2010 and 2009 was classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009 (2)
Cost of revenue	$438	$582	$1,279	$1,829
Product development	164	194	471	602
Selling, general and administrative	2,248	2,400	6,929	11,557

(2)
Included in stock-based compensation expense for the nine months ended September 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, which was primarily allocated to selling, general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating Activities:
Net loss	$(1,386)	$(3,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,475	26,288
Deferred tax benefit	(2,650)	(4,848)
Stock-based compensation expense	8,679	13,988
Provision for doubtful accounts and sales credits	4,015	6,478
Loss (gain) on sale of property and equipment	19	(172)
Amortization of bond premium	—	56
Amortization of deferred interest	68	111
Deferred compensation	—	225
Stock-based compensation windfall tax benefit	(1,398)	(1,966)
Realized gain on securities	(582)	(1,393)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,938)	(8,711)
Prepaid expenses and other current assets	(4,108)	(1,230)
Accounts payable and accrued expenses	(5,121)	7,546
Deferred revenue	115	(39)
Other liabilities — long-term	6	(468)
Deferred rent	89	113
Other assets — long-term	(11,408)	(200)

Net cash provided by operating activities	2,875	32,125

Investing Activities:
Capital expenditures	(9,669)	(4,197)
Restricted cash	—	142
Sale of investments	1,419	44,569
Capitalized software and website development costs	(13,369)	(9,977)
Proceeds from sale of property and equipment	1	83
Payment for acquisition of businesses and intangible assets, net of acquired cash	(3,028)	(34,680)

Net cash used in investing activities	(24,646)	(4,060)

Financing Activities:
Principal payments on capital lease obligations	(388)	(284)
Proceeds from the exercise of employee stock options	1,024	2,152
Proceeds from employee stock purchase plan	556	700
Purchase of treasury stock	(612)	(352)
Principal payments on notes payable	—	(636)
Stock-based compensation windfall tax benefit	1,398	1,966

Net cash provided by financing activities	1,978	3,546

Net (decrease) increase in cash and cash equivalents	(19,793)	31,611
Effect of exchange rate changes on cash and cash equivalents	108	2,509
Cash and cash equivalents, beginning of period	197,509	155,456

Cash and cash equivalents, end of period	$177,824	$189,576

Supplemental Disclosure:
Cash paid for:
Income taxes	$5,421	$4,019
Interest	47	41
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	2,697	2,314
Assets acquired under capital leases	289	94
Capitalized stock-based compensation	46	115
Asset sale through note receivable	—	500
Deferred compensation reversal to equity	—	225

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description and Basis of Presentation

DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 900 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profits. Our sales and F&I (finance & insurance) solution enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2009 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of a statement of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on February 24, 2010. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

Financial assets measured at fair value on a recurring basis include the following as of September 30, 2010 and December 31, 2009 (in thousands):

As of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2010
Cash equivalents (1)	$137,806	$—	$—	$137,806
Short-term investments (3) (4)	13	—	1,550	1,563
Long-term investments (4)	—	—	2,458	2,458

Total	$137,819	$—	$4,008	$141,827

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

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

(3)
As of September 30, 2010 and December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities. During the nine months ended September 30, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 investments as of both September 30, 2010 and December 31, 2009 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. As of December 31, 2009, we classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace. As of September 30, 2010, this security was reclassified to short-term due to the maturity date. In October 2010, approximately $1.1 million of this security was redeemed by the issuer at par.

Level 3 long-term investments also include a tax-advantaged preferred stock of a financial institution with a fair value of $2.5 million and $2.4 million, or 0.5% of total assets, as of September 30, 2010 and December 31, 2009, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances for Level 3 investments as of September 30, 2010 and December 31, 2009, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	3,971
Unrealized gain on securities recorded in other comprehensive income (5)	37

Balance as of September 30, 2010	$4,008

(5)
Level 2 investments in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the underlying preferred stock investments were distributed during 2009. As a result of these dissolutions, we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution, we re-measured the fair value on December 31, 2009 and September 30, 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.4 million and approximately $37,000, respectively. The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 investments as of December 31, 2009 and September 30, 2010 is approximately $2.4 million and $2.5 million, respectively.

4. Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC Topic 260). Under ASC Topic 260, basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$1,182	$(215)	$(1,386)	$(3,653)

Denominator:
Weighted average common stock outstanding (basic)	40,404,126	39,705,553	40,246,374	39,435,766
Common equivalent shares from options to purchase common stock and restricted common stock units	950,554	—	—	—

Weighted average common stock outstanding (diluted)	41,354,680	39,705,553	40,246,374	39,435,766

Basic net income (loss) per share	$0.03	$(0.01)	$(0.03)	$(0.09)

Diluted net income (loss) per share	$0.03	$(0.01)	$(0.03)	$(0.09)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net  income (loss) per share calculation because the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock options	2,671,746	4,228,178	4,855,370	4,257,675
Restricted stock units	11,445	680,704	786,541	612,466
Performance stock units	—	—	29,887	—

Total antidilutive awards	2,683,191	4,908,882	5,671,798	4,870,141

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,182	$(215)	$(1,386)	$(3,653)
Foreign currency translation adjustments	1,412	4,294	753	6,835
Unrealized (loss) gain on available for sale securities	(10)	321	(7)	906
Reversal of unrealized (gain) loss on available for sale securities	—	—	(589)	(15)

Total comprehensive income (loss)	$2,584	$4,400	$(1,229)	$4,073

For the three and nine months ended September 30, 2010 and 2009, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to an acquisition in Canada.

6. Stock-Based Compensation Expense

We have four types of stock-based compensation: stock options, restricted common stock, restricted stock units, and performance stock units. For further information see Notes 2 and 11 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010.

The following summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009 (2)
Stock options	$1,478	$1,731	$4,503	$8,981
Restricted common stock	300	972	1,414	3,656
Restricted stock units	938	473	2,411	1,351
Performance stock units (1)	134	—	351	—

Total stock-based compensation expense	$2,850	$3,176	$8,679	$13,988

(1)
Expense relates to 129,860 performance stock units (PSU’s) granted on March 9, 2010 to certain executives officers. The actual number of PSU’s to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. Each individual’s award was allocated 50% to achieving adjusted net income (ANI) targets for the year ended December 31, 2010 (ANI Performance Award) and 50% to the total shareholder return (TSR) of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2010, 2011, and 2012 (TSR Award). The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service until January 31, 2013. In addition, the PSU’s are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control. We have valued the ANI Performance Award and the TSR Award using the Black-Scholes and Monte Carlo valuation pricing models, respectively. The total fair value of the ANI Performance Award, based on the number of awards expected to vest, was $0.7 million, which we began expensing during the first quarter of 2010 as it was deemed probable that we will achieve a portion of the ANI targets for 2010. The total fair value of the TSR Award was $1.1 million, which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Award targets are not achieved. The expense recorded for PSU’s includes expense related to the ANI Performance Award and the TSR Award for the three and nine months ended September 30, 2010 as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
ANI Performance Award	$35	$130
TSR Award	99	221

Total	$134	$351

(2)
Included in stock-based compensation expense for the nine months ended September 30, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009.

7. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2010	2009
Computer equipment	3 – 5	$32,970	$22,662
Office equipment	5	3,728	3,550
Furniture and fixtures	5	3,320	3,343
Leasehold improvements	3 – 11	3,340	3,188

Total property and equipment, gross		43,358	32,743
Less: Accumulated depreciation and amortization		(23,743)	(19,229)

Total property and equipment, net		$19,615	$13,514

Depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation and amortization expense	$1,890	$1,710	$5,805	$5,260

8. Intangible Assets

The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$36,574	$(27,465)	$40,352	$(24,769)	2-7
Database	13,292	(11,934)	13,825	(10,945)	3-6
Trade names	10,598	(5,865)	12,510	(6,924)	2-10
Technology	27,529	(15,436)	27,170	(11,110)	1-5
Non-compete agreement	2,389	(1,771)	6,585	(5,090)	2-5

Total	$90,382	$(62,471)	$100,442	$(58,838)

Amortization expense related to intangibles for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Intangible amortization expense	$4,661	$4,971	$14,824	$15,393

Amortization expense that will be charged to income for the remaining period of 2010 and for each of the subsequent five years is estimated, based on the September 30, 2010 book value, as follows (in thousands):

Remainder of 2010	$4,680
2011	10,917
2012	5,797
2013	3,739
2014	1,839
2015	939

Total	$27,911

9. Goodwill

The change in carrying amount of goodwill for the nine months ended September 30, 2010 is as follows (in thousands):

Balance as of January 1, 2010	$134,747
Impact of change in Canadian dollar exchange rate	408
Other	159

Balance as of September 30, 2010	$135,314

10. Accrued Liabilities – Other

Following is a summary of the components of other accrued liabilities (in thousands):

	September 30,	December 31,
	2010	2009
Customer deposits	$2,366	$2,357
Computer equipment	1,626	21
Revenue share	1,411	1,284
Professional fees	1,802	2,280
Software licenses	1,968	1,325
Sales taxes	1,114	883
Other	2,899	3,174

Total accrued liabilities – other	$13,186	$11,324

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

The total liability for uncertain tax positions recorded in our balance sheet in accrued other liabilities as of September 30, 2010 and December 31, 2009, was $1.0 million and $0.8 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of September 30, 2010 and December 31, 2009, accrued interest and penalties related to tax positions taken on our tax returns is approximately $87,000 and $47,000, respectively.

As of September 30, 2010 we have recorded a U.S. net deferred tax asset (DTA) of $23.1 million comprised mainly of stock compensation expense, amortization expense, deferred revenue and net operating losses.  DTA’s are recognized subject to management’s judgment that realization is more likely than not.  As a result of the downturn in the economy and its impact on automotive and credit markets, we are in a three-year cumulative pretax loss position in the U.S. at September 30, 2010.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA.  We have concluded that there is sufficient positive evidence to overcome this negative evidence and therefore believe the realization of the DTA is more likely than not.  The positive evidence includes three means by which we are able to fully realize our DTA.  First, as the result of improvements in the economy and positive trends in automotive and credit markets we had positive U.S. earnings in the third quarter of 2010. Second, we have forecasted that we will continue to have positive U.S earnings for the fourth quarter, and we are forecasting sufficient U.S. taxable income in the carryforward period, exclusive of tax planning strategies. Our carryforward period for tax losses expire in 2026 and our deferred tax assets that have not converted to taxable losses have a recoverable period of at least twenty years. Lastly, we have a history of utilizing available net operating losses and other deferred tax assets.  In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a non-cash charge that may adversely impact our results of operations.

12. Commitments and Contingencies

Purchase Commitment

On March 31, 2010, in connection with our DMS business, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software in 2011 totaling approximately $2.7 million, excluding applicable taxes. This commitment is non-cancellable. As of September 30, 2010, we have not accepted title or risk of loss of the aforementioned equipment or software.

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

  Retail Sales Tax

The Ontario Ministry of Revenue (the Ministry) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003 (“Audit Period”). We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we are disputing the Ministry’s findings, the assessment, including interest, has been paid in order to avoid potential future interest and penalties.

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

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. The letter further stated that we had ninety days from the date of the letter to file a Notice of Appeal with the Superior Court of Justice. A Notice of Appeal was filed on our behalf on March 18, 2008 to challenge the assessment because we did not believe these services are subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterated the Ministry’s position that the transactions were subject to Ontario retail sales tax.

In October 2010, the parties agreed to a settlement of this matter. The Minutes of Settlement provide that the Ministry will reimburse us $0.1 million, plus interest, for a total payment of $0.2 million, which was received on October 29, 2010. Under the terms of the indemnity agreement with The Bank of Montreal, we will forward the settlement payment to The Bank of Montreal. This settlement applies only to the Audit Period and does not cover any potential liability for subsequent periods, which were not included in the audit. Additionally, this settlement did not conclude on the taxability of our lender revenue transactions. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these lender revenue transactions. This appeal was supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions participated in the cost of the litigation.

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

   AAX Service Credit

Under the terms of the purchase agreement with AAX ® the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of any future products or services of DealerTrack. These service credits expire on January 23, 2013. The service credits are being recorded as a reduction in revenue as they are utilized. As of September 30, 2010, approximately $0.2 million of the service credits have been utilized by the seller.

   ASM Contingent Purchase Price

Under the terms of the merger agreement with AutoStyleMart, Inc., we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. As of September 30, 2010, it has been determined that achievement of the operational targets related to the remaining $10.0 million in contingent payment obligations is not yet probable. Any amounts deemed probable in the future will also be recorded as compensation expense. We will assess the probability of the achievement of the operational targets on a quarterly basis.

   Employment Agreements

     Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.6 million as of September 30, 2010, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. We also have a commitment to pay additional severance of $1.9 million as of September 30, 2010, if there is a change in control.

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

On July 8, 2009, the court held Claims 1-4 of DealerTrack’s patent 7,181,427 were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment. On September 8, 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. In October 2010, the United State Court of Appeals set a briefing schedule and DealerTrack filed its appellant’s brief in the case on October 29, 2010.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

13. Segment Information

The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three and nine months ended September 30, 2010 is approximately 12% and 13%, of our total revenue, respectively. Revenue earned outside of the United States for the three and nine months ended September 30, 2009 is approximately 13% and 11%, of our total revenue, respectively.

Supplemental disclosure of revenue by service type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Transaction services revenue	$27,188	$25,483	$76,909	$74,169
Subscription services revenue	31,273	28,978	91,342	85,949
Other	4,667	4,348	13,569	12,261

Total net revenue	$63,128	$58,809	$181,820	$172,379

14. Strategic Agreement with Ally Financial (Ally)

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally. Under the terms of the agreement, Ally will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million payable upon Ally becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network. Ally will be available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that Ally elects to do business with. Ally will continue to accept credit applications through a competitive system, RouteOne.

As of June 30, 2010, Ally substantially completed the rollout of their dealerships on our U.S. network and in accordance with the terms of the agreement we satisfied the one-time $15.0 million payment obligation. The one-time $15.0 million payment is being recorded as a reduction in revenue over the period of expected benefit of approximately five years. For the three and nine months ended September 30, 2010, we recorded contra revenue related to revenue from the Ally strategic relationship of $0.6 million and $0.8 million, respectively. As of September 30, 2010, we have classified $3.2 million in prepaid expenses and other current assets and $11.0 million in other long-term assets.

15. Settlement with Service Provider

During the nine months ended September 30, 2010, we received a settlement of approximately $0.4 million related to the cancellation of a services agreement from our eDocs business, which has been recorded to other income in the statement of operations.

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

Overview

DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network, connecting approximately 17,000 dealers with over 900 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profits. Our sales and F&I (finance & insurance) solution enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their hard-earned assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including ALG, Inc., Chrome Systems, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack AAX, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc. and DealerTrack Systems, Inc.

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, lenders and active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, the average transaction price and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our statement of operations as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are adjusted EBITDA, adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$12,855	$10,760	$27,597	$26,261
Adjusted net income (Non-GAAP) (1)	$6,631	$6,046	$13,703	$16,607
Capital expenditures, software and website development costs	$6,482	$5,643	$26,070	$16,696
Active dealers in our network as of end of the period (2)	16,961	17,241	16,961	17,241
Active lenders in our network as of end of period (3)	921	790	921	790
Active lender to dealer relationships (4)	137,388	120,305	137,388	120,305
Subscribing dealers in our network as of end of the period (5)	13,856	13,959	13,856	13,959
Transactions processed (6)	13,296	13,804	37,376	41,288
Average transaction price (7)	$2.09	$1.85	$2.08	$1.80
Average monthly subscription revenue per subscribing dealership (8)	$759	$692	$743	$670

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, realized gains or (losses) on securities and certain other non-recurring items. Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue and may also exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, realized gains or (losses) on securities and certain other non-recurring items. These adjustments, which are shown before taxes, are adjusted for their tax impact. Adjusted EBITDA and adjusted net income are presented because management believes they provide additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP net income (loss)	$1,182	$(215)	$(1,386)	$(3,653)
Interest income	(132)	(194)	(381)	(937)
Interest expense	36	27	155	153
Provision for (benefit from) income taxes	1,515	1,665	800	(2,482)
Depreciation of property and equipment and amortization of capitalized software and website costs	4,510	3,429	12,651	10,895
Amortization of acquired identifiable intangibles	4,661	4,971	14,824	15,393

EBITDA (Non-GAAP)	11,772	9,683	26,663	19,369
Adjustments:
Restructuring costs (including amounts related to stock-based compensation)	—	(17)	—	6,692
Acquisition related professional fees	478	94	715	593
Contra-revenue (9)	605	—	801	—
Realized gain on securities	—	—	(582)	(1,393)
Acquisition related earn-out compensation expense	—	1,000	—	1,000

Adjusted EBITDA (Non-GAAP)	$12,855	$10,760	$27,597	$26,261

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP net income (loss)	$1,182	$(215)	$(1,386)	$(3,653)
Adjustments:
Amortization of acquired identifiable intangibles	4,661	4,971	14,824	15,393
Restructuring costs (including amounts related to stock based compensation)	—	(17)	—	6,692
Acquisition related professional fees	478	94	715	593
Contra-revenue (9)	605	—	801	—
Realized gain on securities (non-taxable)	—	—	(582)	(1,393)
Acquisition related earn-out compensation expense	—	1,000	—	1,000
Amended state tax returns impact (non-taxable)	101	—	101	(1,070)
Stock-based compensation (excluding restructuring costs)	2,850	3,176	8,679	10,104
Tax impact of adjustments (10)	(3,246)	(2,963)	(9,449)	(11,059)

Adjusted net income (Non-GAAP)	$6,631	$6,046	$13,703	$16,607

(2)
We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the DealerTrack network.

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

(8)	Represents net subscription revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks.

(9)	For further information please refer to Note 14 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(10)
The tax impact of adjustments for the three and nine months ended September 30, 2010 are based on a U.S. effective tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended effective tax rate of 37.4% and 38.1%, respectively, for the three months ended September 30, 2010, and 37.5% and 38.2%, respectively for the nine months ended September 30, 2010. The tax impact of adjustments for the three and nine months ended September 30, 2009 are based on a U.S. effective tax rate of 32.9% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock based compensation expense, which are based on a blended effective tax rate of 33.1% and 32.9%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers and credit report providers, for each fee-bearing product accessed by dealers.

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

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share), direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel.

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

We allocated the restructuring costs related to our January 5, 2009 realignment of our workforce and business to the appropriate cost of revenue and operating expense categories based on each of the terminated employees’ respective functions.

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

Financial assets measured at fair value on a recurring basis include the following as of September 30, 2010 and December 31, 2009 (in thousands):

As of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2010
Cash equivalents (1)	$137,806	$—	$—	$137,806
Short-term investments (3) (4)	13	—	1,550	1,563
Long-term investments (4)	—	—	2,458	2,458

Total	$137,819	$—	$4,008	$141,827

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

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

(3)
As of September 30, 2010 and December 31, 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities. During the nine months ended September 30, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 investments as of both September 30, 2010 and December 31, 2009 include a $1.6 million, or 0.3% of total assets, auction rate security (ARS) invested in a tax-exempt state government obligation that was valued at par. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. As of December 31, 2009, we classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace. As of September 30, 2010, this security was reclassified to short-term due to the maturity date. In October 2010, approximately $1.1 million of this security was redeemed by the issuer at par.

Level 3 long-term investments also include a tax-advantaged preferred stock of a financial institution with a fair value of $2.5 million and $2.4 million, or 0.5% of total assets, as of September 30, 2010 and December 31, 2009, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances for Level 3 investments as of September 30, 2010 and December 31, 2009, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (5)	1,360
Realized gain on securities included in the statement of operations (5)	716
Unrealized gain on securities recorded in other comprehensive income (5)	345
Balance as of December 31, 2009	3,971
Unrealized gain on securities recorded in other comprehensive income (5)	37

Balance as of September 30, 2010	$4,008

(5)
Level 2 investments in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the underlying preferred stock investments were distributed during 2009. As a result of these dissolutions, we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution, we re-measured the fair value on December 31, 2009 and September 30, 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.4 million and approximately $37,000, respectively. The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 investments as of December 31, 2009 and September 30, 2010 is approximately $2.4 million and $2.5 million, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months September 30,				Nine Months September 30,
	2010		2009		2010		2009
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$63,128	100.0%	$58,809	100.0%	$181,820	100.0%	$172,379	100.0%

Operating expenses:
Cost of revenue	31,684	50.2	28,665	48.7	93,666	51.5	86,638	50.3
Product development	3,354	5.3	3,391	5.8	10,291	5.7	11,037	6.4
Selling, general and administrative	25,679	40.7	25,471	43.4	80,347	44.2	83,069	48.1

Total operating expenses	60,717	96.2	57,527	97.9	184,304	101.4	180,744	104.8

Income (loss) from operations	2,411	3.8	1,282	2.1	(2,484)	(1.4)	(8,365)	(4.8)
Interest income	132	0.2	194	0.3	381	0.2	937	0.5
Interest expense	(36)	—	(27)	—	(155)	—	(153)	—
Other income	190	0.3	1	—	1,090	0.6	53	—

Realized gain on securities	—	—	—	—	582	0.3	1,393	0.8
Income (loss) before (provision for) benefit from income taxes	2,697	4.3	1,450	2.4	(586)	(0.3)	(6,135)	(3.5)
(Provision for) benefit from income taxes, net	(1,515)	(2.4)	(1,665)	(2.8)	(800)	(0.5)	2,482	1.4

Net income (loss)	$1,182	1.9%	$(215)	(0.4)%	$(1,386)	(0.8)%	$(3,653)	(2.1)%

Three Months Ended September 30, 2010 and 2009

Revenue

	Three Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$27,188	$25,483	$1,705	7%
Subscription services revenue	31,273	28,978	2,295	8%
Other	4,667	4,348	319	7%

Total net revenue	$63,128	$58,809	$4,319	7%

Total net revenue increased $4.3 million, or 7%, to $63.1 million for the three months ended September 30, 2010 from $58.8 million for the three months ended September 30, 2009.

Transaction Services Revenue. Transaction services revenue increased $1.7 million, or 7%, to $27.2 million for the three months ended September 30, 2010 from $25.5 million for the three months ended September 30, 2009. The increase in transaction revenue is due to changes in our key business metrics for the three months ended September 30, 2010 as compared to the same period in 2009.

	Three Months Ended September 30,		Variance
	2010	2009	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.09	$1.85	$0.24	13%
Active lenders in our network as of end of period	921	790	131	17%
Active lender to dealer relationships (LDRs)	137,388	120,305	17,083	14%
Transactions processed	13,296	13,804	(508)	(4)%

Our average transaction price increased 13% which resulted in a $3.2 million increase in revenue; this increase was partially offset by a $0.9 million decrease due to a 4% decline in the volume of transactions processed through the DealerTrack network, and $0.6 million in contra-revenue recorded during the three months ended September 30, 2010. Contributing factors to the increase in average transaction price and slight decrease in the number of transactions processed were the significant decrease in revenue generating credit bureau transactions which impacted the overall number of transactions, but did not materially impact revenue due to their low price point; the decrease in transactions processed through the DealerTrack network due to the cash for clunkers program in the third quarter of 2009; a 17% increase in lender customers active in our network who are generally lower transaction volume customers with higher price per application tiers; and an 14% increase in our number of LDRs. The increase in our number of LDRs was impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue. Subscription services revenue increased $2.3 million, or 8%, to $31.3 million for the three months ended September 30, 2010 from $29.0 million for the three months ended September 30, 2009. The increase in subscription revenue is due to changes in our key business metrics for the three months ended September 30, 2010 as compared to the same period in 2009.

	Three Months Ended September 30,		Variance
	2010	2009	Amount	Percent
Average monthly spend per subscribing dealer	$759	$692	$67	10%
Subscribing dealers in our network as of end of the period	13,856	13,959	(103)	(1)%

The 10% increase in average monthly spend per subscribing dealer contributed $2.8 million to subscription services revenue, offset by a decrease of $0.6 million related to the decline in the number of subscribing dealers in our network. The increase in average monthly spend per subscribing dealer is primarily attributable to the continued success of selling DMS and inventory management solutions, including our ability to cross sell those solutions to existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate, go out of business or cut costs.

Other Revenue. Other revenue increased $0.3 million, or 7%, to $4.6 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009. The $0.3 million increase was primarily due to increased shipping revenue from our eDocs business and increased installation and consulting revenue from our DMS business.

Operating Expenses

	Three Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$31,684	$28,665	$3,019	11%
Product development	3,354	3,391	(37)	(1)%
Selling, general and administrative	25,679	25,471	208	1%

Total operating expenses	$60,717	$57,527	$3,190	6%

Cost of Revenue. Cost of revenue increased $3.0 million, or 11%, to $31.7 million for the three months ended September 30, 2010 from $28.7 million for the three months ended September 30, 2009. The $3.0 million increase was primarily the result of an increase of $1.1 million in technology expense, which includes hosting expenses, technology support and other consulting expenses, an increase of $0.6 million in amortization expense, an increase of $0.4 million from our eDocs solution primarily due to increased temporary labor and shipping and an increase in salary compensation and related benefit costs of $1.7 million primarily due to headcount additions and an increase in payroll and other taxes. These changes were partially offset by a decrease in stock-based and bonus compensation of $1.0 million.

Product Development Expenses. Product development expenses decreased $37,000, or 1%, to $3.4 million for the three months ended September 30, 2010 from $3.4 million for the three months ended September 30, 2009. The $37,000 decrease was primarily the result of decreased bonus compensation offset by an increase in salary compensation and related benefit costs due to headcount additions and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million, or 1%, to $25.7 million for the three months ended September 30, 2010 from $25.5 million for three months ended September 30, 2009. The $0.2 million increase in selling, general and administrative expenses was primarily the result of an increase of $1.5 million in salary compensation and related benefit costs primarily due to headcount additions, severance, commissions and an increase in payroll and other taxes, an increase of $0.4 million in travel related expenses and an increase of $0.4 million in deal related costs. These changes were partially offset by a decrease of $0.6 million of professional fees related to litigation, a decrease in bonus compensation of $0.7 million and a decrease of $1.0 million of additional consideration related to the acquisition of AutoStyleMart, Inc. that was recorded during the three months ended September 30, 2009.

Provision for Income Taxes, Net

	Three Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(1,515)	$(1,665)	$150	9%

The net provision for income taxes for the three months ended September 30, 2010 of $1.5 million consisted primarily of $0.1 million of federal income tax expense, $0.7 million of state income tax expense and $0.7 million of tax expense for our Canadian subsidiary. The net provision for income taxes for the three months ended September 30, 2009 of $1.7 million consisted primarily of $0.1 million of federal income tax benefit, offset by $0.4 million of state income tax expense and $1.4 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the three months ended September 30, 2010 and 2009 is $0.3 million and $0.2 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 9.7% and 16.6% impact on the effective tax rate for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rate for the three months ended September 30, 2010 is 56.2% compared with 114.9% for the three months ended September 30, 2009. The primary reason for the decrease in tax rate in 2010 compared to the 2009 rate is due to the change in earnings mix between the U.S. and Canada.

As of September 30, 2010 we have recorded a U.S. net deferred tax asset (DTA) of $23.1 million comprised mainly of stock compensation expense, amortization expense, deferred revenue and net operating losses.  DTA’s are recognized subject to management’s judgment that realization is more likely than not.  As a result of the downturn in the economy and its impact on automotive and credit markets, we are in a three-year cumulative pretax loss position in the U.S. at September 30, 2010.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA.  We have concluded that there is sufficient positive evidence to overcome this negative evidence and therefore believe the realization of the DTA is more likely than not.  The positive evidence includes three means by which we are able to fully realize our DTA.  First, as the result of improvements in the economy and positive trends in automotive and credit markets we had positive U.S. earnings in the third quarter of 2010. Second, we have forecasted that we will continue to have positive U.S earnings for the fourth quarter, and we are forecasting sufficient U.S. taxable income in the carryforward period, exclusive of tax planning strategies. Our carryforward period for tax losses expire in 2026 and our deferred tax assets that have not converted to taxable losses have a recoverable period of at least twenty years. Lastly, we have a history of utilizing available net operating losses and other deferred tax assets.  In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a non-cash charge that may adversely impact our results of operations.

Nine Months Ended September 30, 2010 and 2009

Revenue

	Nine Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$76,909	$74,169	$2,740	4%
Subscription services revenue	91,342	85,949	5,393	6%
Other	13,569	12,261	1,308	11%

Total net revenue	$181,820	$172,379	$9,441	5%

Total net revenue increased $9.4 million, or 5%, to $181.8 million for the nine months ended September 30, 2010 from $172.4 million for the nine months ended September 30, 2009.

Transaction Services Revenue. Transaction services revenue increased $2.7 million, or 4%, to $76.9 million for the nine months ended September 30, 2010 from $74.2 million for the nine months ended September 30, 2009. The increase in transaction revenue is due to changes in our key business metrics for the nine months ended September 30, 2010 as compared to the same period in 2009.

	Nine Months Ended September 30,		Variance
	2010	2009	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.08	$1.80	$0.28	16%
Active lenders in our network as of end of period	921	790	131	17%
Active lender to dealer relationships (LDRs)	137,338	120,305	17,033	14%
Transactions processed	37,376	41,288	(3,912)	(9)%

Our average transaction price increased 16% which resulted in a $10.5 million increase in revenue; this increase was partially offset by a $7.0 million decrease due to a 9% decline in the volume of transactions processed through the DealerTrack network, and $0.8 million in contra-revenue recorded during the nine months ended September 30, 2010. Contributing factors to the increase in average transaction price and decrease in the number of transactions processed were the significant decrease in revenue generating credit bureau transactions which impacted the number of transactions, but did not materially impact revenue due to their low price point; the decrease in transactions processed through the DealerTrack network due to the cash for clunkers program in the third quarter of 2009; a 17% increase in lender customers active in our network who are generally lower transaction volume customers with higher price per application tiers; and an 14% increase in our number of LDRs. The increase in our number of LDRs was impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue. Subscription services revenue increased $5.4 million, or 6%, to $91.3 million for the nine months ended September 30, 2010 from $85.9 million for the nine months ended September 30, 2009. The increase in subscription revenue is due to changes in our key business metrics for the nine months ended September 30, 2010 as compared to the same period in 2009.

	Nine Months Ended September 30,		Variance
	2010	2009	Amount	Percent
Average monthly spend per subscribing dealer	$743	$670	$73	11%
Subscribing dealers in our network as of end of the period	13,856	13,959	(103)	(1)%

The 11% increase in average monthly spend per subscribing dealer contributed $9.0 million to subscription services revenue, offset by a decrease of $3.6 million related to the decline in the number of subscribing dealers in our network. The increase in average monthly spend per subscribing dealer is primarily attributable to the continued success of selling DMS and inventory management solutions, including our ability to cross sell those solutions to existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate, go out of business, or cut-costs.

Other Revenue.   Other revenue increased $1.3 million, or 11%, to $13.6 million for the nine months ended September 30, 2010 from $12.3 million for the nine months ended September 30, 2009.  The $1.3 million increase was primarily due to an increase in consulting revenue and hardware sales from our DMS business.

 Operating Expenses

	Nine Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$93,666	$86,638	$7,028	8%
Product development	10,291	11,037	(746)	(7)%
Selling, general and administrative	80,347	83,069	(2,722)	(3)%

Total operating expenses	$184,304	$180,744	$3,560	2%

Cost of Revenue. Cost of revenue increased $7.0 million, or 8%, to $93.6 million for the nine months ended September 30, 2010 from $86.6 million for the nine months ended September 30, 2009. The $7.0 million increase was primarily the result of a $2.5 million increase in technology expense, which includes hosting expenses, technology support and other consulting expenses, $1.4 million in third party costs related to our compliance and inventory management solutions, $1.1 million in increased hardware costs on equipment sales and maintenance costs associated with our DMS solution, $0.9 million in costs from our eDocs solution primarily due to increased temporary labor and shipping costs, an increase of $0.6 million in amortization expense and an increase of $3.6 million in salary compensation and related benefit costs primarily due to headcount additions and an increase in payroll and other taxes. These changes were partially offset by a decrease of $1.7 million in bonus compensation, a decrease of $0.4 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business, a decrease of $0.5 million in revenue share and a decrease of $0.6 million in stock-based compensation expense.

Product Development Expenses. Product development expenses decreased $0.7 million, or 7%, to $10.3 million for the nine months ended September 30, 2010 from $11.0 million for the nine months ended September 30, 2009. The $0.7 million decrease was primarily the result of decreased bonus compensation and severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million, or 3%, to $80.3 million for the nine months ended September 30, 2010 from $83.1 million for nine months ended September 30, 2009. The $2.7 million decrease in selling, general and administrative expenses was primarily the result of a $6.1 million severance and stock-based compensation charge recorded during the first quarter of 2009 resulting from the realignment of our workforce and business. Additionally, there were decreases of $1.2 million in bad debt expense, $1.0 million in bonus compensation expense, $0.6 million in selling expenses due to continued cost containment efforts, $0.7 million in stock-based compensation expense, $1.0 million of professional fees related to litigation and a decrease due to $1.0 million of additional consideration related to the acquisition of AutoStyleMart, Inc. that was recorded during the three months ended September 30, 2009. These changes were partially offset by $6.1 million of increased salary compensation and related benefit costs primarily due to general and acquired headcount additions, severance, commission and an increase in payroll and other taxes, $1.3 million in travel related expenses, $0.5 million in office and computer related supplies and materials resulting from headcount additions and increased replacement supplies and equipment needs, $0.3 million in depreciation expense, $0.2 million in recruiting and relocation fees and an increase of $0.2 million in temporary labor costs associated with our DMS business.

Interest Income

	Nine Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Interest income	$381	$937	$(556)	59%

Interest income decreased $0.6 million to $0.4 million for the nine months ended September 30, 2010 from $0.9 million for the nine months ended September 30, 2009. The $0.6 million decrease is primarily related to the decline in our weighted average interest rate to approximately 0.2% for the nine months ended September 30, 2010 from approximately 0.6% for the nine months ended September 30, 2009.

Other Income

	Nine Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Other income	$1,090	$53	$1,037	1957	%

Other income increased $1.0 million to $1.1 million for the nine months ended September 30, 2010 from approximately $53,000 for the nine months ended September 30, 2009. The $1.0 million increase is primarily due to $0.7 million of income earned from our sales solution resulting from non-recurring activities outside its ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business.

Realized Gain on Securities

	Nine Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$582	$1,393	$(811)	(58)%

     During the nine months ended September 30, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For the nine months ended September 30, 2009, the gain on securities of $1.4 million is primarily due to the sale of a portion of our investments in tax-advantaged preferred securities for approximately $2.1 million which resulted in a gain recorded in the statement of operations of approximately $0.9 million. For further information please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(Provision for) benefit from income taxes, net

	Nine Months Ended September 30,		Variance
	2010	2009	$ Amount	Percent
	(In thousands, except percentages)
(Provision for) benefit from income taxes, net	$(800)	$2,482	$(3,282)	(132)%

The net provision for income taxes for the nine months ended September 30, 2010 of $0.8 million consisted primarily of $2.4 million of federal income tax benefit, offset by $0.8 million of state income tax expense and $2.4 million of tax expense for our Canadian subsidiary. The net benefit for income taxes for the nine months ended September 30, 2009 of $2.5 million consisted primarily of $4.7 million of federal income tax benefit and $0.9 million of state income tax benefit, offset by $3.1 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the nine months ended September 30, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states. This has a 17.4% impact on the effective tax rate for the nine months ended September 30, 2009. Included in tax expense for our Canadian subsidiary for the nine months ended September 30, 2010 and 2009 is $0.9 million and $0.6 million, respectively, for a permanent item relating to intangible amortization. These amounts have a 155.0% and 9.2% impact on the effective tax rate for the nine months ended September 30, 2010, and 2009, respectively. Our effective tax rate for the nine months ended September 30, 2010 is 136.5% compared with 40.5% for the nine months ended September 30, 2009. The primary reason for the increase in the tax rate in 2010 compared to the 2009 rate is due to the change in earnings mix between the U.S. and Canada.

In the event that the future income streams that we currently project do not materialize, we may be required to record a valuation allowance. Any increase in a valuation allowance would result in a non-cash charge that may adversely impact our results of operations.

Liquidity and Capital Resources

Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the nine months ended September 30, 2010 were $26.1 million, of which $23.0 million was paid in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing.

As of September 30, 2010, we had $177.8 million of cash and cash equivalents, $1.6 in short-term investments, $2.5 million in non-current investments and $188.7 million in working capital, as compared to $197.5 million of cash and cash equivalents, $1.5 million in short-term investments, $4.0 million in non-current investments and $191.9 million in working capital as of December 31, 2009.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.9 million, or $0.02 per share, on future reported operating results.

Under the terms of the merger agreement with AutoStyleMart, Inc., we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational conditions were probable of being achieved and recorded a liability of $1.0 million. The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. As of September 30, 2010, it has been determined that achievement of the operational targets related to the remaining $10.0 million in contingent payment obligations is not yet probable. Any amounts deemed probable in the future will also be recorded as compensation expense. We will assess the probability of the achievement of the operational targets on a quarterly basis.

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally. Under the terms of the agreement, Ally will be listed as a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million payable upon Ally becoming available to substantially all dealers that it does business with who are on the DealerTrack U.S. network. As of June 30, 2010, Ally substantially completed the rollout of their dealerships on our U.S. network and in accordance with the terms of the agreement we satisfied the one-time $15.0 million payment obligation.

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

During 2010, we began a project to implement an ERP system. In connection with the ERP project, in April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses and implementation consulting services. The estimated external capital expenditures in 2010 related to the ERP project are expected to be approximately $4.5 million, of which, we have incurred approximately $3.4 million as of September 30, 2010.

  The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$2,875	$32,125
Net cash used in investing activities	$(24,646)	$(4,060)
Net cash provided by financing activities	$1,978	$3,546

Operating Activities

Net cash used in operating activities of $2.9 million for the nine months ended September 30, 2010 was primarily attributable to a net loss of $1.4 million, which includes depreciation and amortization of $27.5 million, stock-based compensation expense of $8.7 million and an increase to the provision for doubtful accounts and sales credits of $4.0 million, partially offset by a deferred tax benefit of $2.7 million, a decrease in accounts payable and accrued expenses of $5.1 million, an increase in accounts receivable of $10.9 million due to an increase in transaction and subscription revenues, a gain of $0.6 million realized on the sale of securities, a stock-based compensation windfall tax benefit of $1.4 million and an increase in prepaid expenses and other assets of $4.1 million and an increase in other assets of $11.4 million, both primarily due to the $15.0 million payment to Ally during the three months ended June 30, 2010. Net cash provided by operating activities of $32.1 million for the nine months ended September 30, 2009 was primarily attributable to a net loss of $3.7 million, which includes depreciation and amortization of $26.3 million, stock-based compensation expense of $14.0 million, an increase to the provision for doubtful accounts and sales credits of $6.5 million, an increase in accounts payable and accrued expenses of $7.5 million, partially offset by a deferred tax benefit of $4.8 million, a gain of $1.4 million realized on the sale or conversion of securities, a stock-based compensation windfall tax benefit of $2.0 million, an increase in prepaid expenses and other current assets of $1.2 million and an increase in accounts receivable of $8.7 million due to an increase in subscription revenues and the acquisition of AAX.

Investing Activities

Net cash used in investing activities of $24.7 million for the nine months ended September 30, 2010 was primarily attributable to the payment for the acquisition of intangible assets of $3.0 million, capital expenditures of $9.7 million and capitalized software and website development costs of $13.4 million, partially offset by the net sale of short-term investments of $1.4 million. Net cash used in investing activities of $4.1 million for the nine months ended September 30, 2009 was primarily attributable to the net sale of short-term investments of $44.6 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of the ALG additional purchase consideration of $1.9 million, capital expenditures of $4.2 million and capitalized software and website development costs of $10.0 million.

Financing Activities

Net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2010 was primarily attributable to net proceeds received from the exercise of employee stock options of $1.0 million, employee stock purchases under our employee stock purchase plan of $0.6 million and a stock-based compensation windfall tax benefit of $1.4 million, partially offset by payment for shares surrendered for taxes of $0.6 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.4 million. Net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2009 was primarily attributable to net proceeds received from employee stock purchases under our employee stock purchase plan of $0.7 million, the exercise of employee stock options of $2.2 million and stock-based compensation windfall tax benefit of $2.0 million, partially offset by payment for shares surrendered for taxes of $0.4 million related to restricted stock vesting, and principal payments on notes payable of $0.6 million.

Contractual Obligations

As of September 30, 2010, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010, except as set forth below.

On March 31, 2010, we entered into an equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software totaling approximately $5.4 million in 2010 and an additional $2.7 million in 2011, excluding applicable taxes. Both commitments are non-cancellable. During the three months ended June 30, 2010, we accepted title and risk of loss of the $5.4 million equipment and software purchase, of which we have paid for approximately $4.0 million and the remaining balance, has been recorded to other accrued liabilities in our consolidated financial statements. We have not accepted title or risk of loss of any of the $2.7 million 2011 equipment or software as of September 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The relative tightening of the credit markets has caused a significant decline in the number of lending relationships between the various lenders and dealers available through our network as dealers and lenders have exited the market, as well as reduced the total number of vehicles financed. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 have been the worst years for selling vehicles since 1982 and while automobile sales has increased in 2010, overall they remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors (GM) filed and then emerged from bankruptcy in 2009. This has had a significant impact on their franchised dealers both in terms of dealer closing and the financial viability of their remaining dealers. Toyota suffered significant recalls that limited its ability to sell new vehicles for a period of time and potentially decreased the value of Toyota used vehicles, whose long-term impact on its dealer base remains to be seen. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in both 2008 and 2009 with further declines expected in 2010. GM and Chrysler stated that they notified approximately 1,124 and 789 dealers, respectively, that one or more of their franchise licenses would be terminated. Recent federal legislation has led GM and Chrysler to agree to reinstatement of some of these dealers. Ford Motor Company announced in October 2010, plans to close 35%, or about 175 of their 500 Lincoln dealerships. As a result of these factors, we cannot predict the timing and impact these dealership reductions will have on our subscription revenue. The elimination by GM, Ford, and Chrysler dealers with subscription products has led to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in an increase in our bad debt expense.

We expect to continue to experience challenges due to the ongoing adverse outlook for the credit markets and automobile sales. Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could impair the carrying value of our goodwill, deferred tax assets and other long-lived assets. As a result, we may be required to write off some of our goodwill or long-lived assets or be required to record a valuation allowance on our deferred tax assets if these conditions worsen for a period of time.

Effects of Inflation

Our monetary assets, consisting primarily of cash and cash equivalents, receivables and long-term investments and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.

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

Interest Rate Exposure

As of September 30, 2010, we had cash, cash equivalents, short-term investments and long-term investments of $181.8 million invested in money market instruments, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2009, the court held Claims 1-4 of DealerTrack’s patent 7,181,427 were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment. On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. In October 2010, the United States Court of Appeals set a briefing schedule and DealerTrack filed its appellant’s brief in the case on October 29, 2010.

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

The following table sets forth the repurchases for the three months ended September 30, 2010:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2010	787	$15.19	n/a	n/a
August 2010	272	$16.29	n/a	n/a
September 2010	—	$—	n/a	n/a

Total	1,059

Item 6. Exhibits

Exhibit
Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DealerTrack Holdings, Inc. (Registrant)

Date: November 3, 2010	/s/ Eric D. Jacobs
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