Form 10-K
period 2010-12-31
DealerTrack Holdings, Inc.
filed 2011-02-18
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $655 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $16.45 per share).

     As of February 1, 2011, 40,859,942 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting approximately 17,000 dealers with over 950 lenders. Our dealer management system (“DMS”) provides dealers with easy-to-use tools and real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profits. Our sales and finance and insurance (“F&I”) solution enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

On January 31, 2011, we acquired triVIN Holdings, Inc. (“triVIN”), now known as DealerTrack Processing Solutions, Inc., a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. This acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including ALG, Inc., Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., and DealerTrack Systems, Inc.

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

Our Market

Dealers and lenders had traditionally relied upon fax and mail delivery methods for processing their F&I offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing or insurance. For example, legacy paper systems required the consumer to fill out a paper credit application for each of the lenders to which he or she applied. The dealer then faxed the credit application to each lender and awaited a series of return faxes. When a lender approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the lender via mail or overnight courier. The lender then manually checked the contract for any errors or omissions and if the contract or ancillary documents were accurate and complete, the lender paid the dealer for the assignment of the contract. The cumbersome nature of this process can limit the range of options available to consumers and delay the availability of financing.

Even when dealers have also employed technology to address inefficiencies in a variety of their traditional workflow processes inefficiencies still remained. For example, dealers have made significant investments in dealer management system (“DMS”) software to streamline their back office functions, such as accounting, inventory, communications with manufacturers, parts and service, and have deployed customer relationship management (“CRM”) software to track consumer behavior and maintain active post-sale relationships with consumers to increase aftermarket sales and future automobile sales. However, these DMS and CRM software systems typically reside within the physical dealership and have not historically been fully integrated with each other, resulting in new inefficiencies. These inefficiencies slow the sales and customer management process, as different and sometimes contradictory information is recorded on separate systems.

We believe our solution set for dealers is the industry’s most comprehensive, providing value for every department in a dealership. DealerTrack’s low cost, high value web-based solutions are generally open and flexible. Our network improves efficiency and reduces processing time for dealers, lenders, and other participants, and integrates the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers.

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

Our Customers

Our primary customers are dealers and lenders. DealerTrack uses a Software-as-a-Service (“SaaS”) model, which the company believes is a superior method for delivering products and services to these customers. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently.

Dealers

We offer franchised and independent dealers a suite of low-cost on-demand DMS, compliance, sales and F&I, and inventory management solutions that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions, except for our DMS agreements, which generally have more flexible terms.

Our automated, web-based credit application-processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each lender to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple lenders and obtain credit decisions quickly and efficiently and at no charge.

We offer a comprehensive DMS, allowing dealers to manage functions across their entire business, and a complete suite of other subscription solutions that complement our credit application processing product, allowing dealers to integrate and better manage their business processes. We offer a compliance solution that helps dealers comply with red flags and other governmental regulations, and offers reporting functions. Additionally, DealerTrack AAX helps dealers manage their inventory and pricing and our sales and F&I solutions streamline the vehicle and aftermarket sales processes.  Included in our sales and F&I solutions are products that allows dealers and consumers to complete finance contracts electronically, which a dealer can then transmit to participating lenders for funding, further streamlining the financing process and reducing transaction costs for both dealers and lenders. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles.

Lenders

Our network of lenders includes national and regional prime, near prime and non-prime lenders; regional and local banks, captive lenders and credit unions. Our agreements with our lender customers are typically transaction based and run for two years, with one-year automatic extensions.

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

OEM’s

We offer vehicle manufacturers comprehensive technology and consulting solutions to improve online interactions and awareness, increase vehicle and accessories sales, and streamline interactions with franchised dealerships. Our solutions help improve residual vehicle values and consumer brand perception with automotive original equipment manufacturer (“OEM”) consulting services and tools from ALG. Our solutions boost the selling power of a dealer website and maximize accessories sales with fully functional and customizable build, price and competitive-comparison solutions from Chrome. In addition, the DealerTrack DMS streamlines manufacturer interactions by integrating warranty claims, part orders and returns, and financial statement submission.

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

Our Web-based Credit Application Network

Our U.S. and Canadian web-based credit application networks are independent and do not give any single lender preference over any other lender. Each dealer sees its individualized list of available lenders listed alphabetically, based on our proprietary matching process, and can typically transmit credit application information simultaneously to multiple lenders that they select. Lenders’ responses to requests for financing through our network are presented back to the dealer in their order of response.

Our Growth Strategy

Our growth strategy is to leverage our position as a leading provider of on-demand software solutions to the U.S. and Canadian automotive retail industries. Key elements of our growth strategy are:

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and lender customer base through the efforts of our direct sales force. While as of December 31, 2010 we had over 950 active lender customers in the United States, we will focus on adding select regional banks, credit unions, financing companies and the captive financing affiliates of automotive manufacturers to our network. We also intend to increase the number of other service and information providers in our networks by adding, among others, insurance and other aftermarket service providers. Additionally, we have increased our installation capacity for our DMS business and streamlined the installation process for our inventory solutions in order to help expand our customer base in these areas.

Sell Additional Products and Services to Our Existing Customers

We believe that a significant market opportunity exists for us to sell additional products and services to our approximately 17,000 dealer customers that utilize our credit application processing product, or have purchased one or more of our subscription-based products or services. Similarly, the over 950 lenders that utilize our U.S. credit application processing network represent a market opportunity for us to sell our electronic and digital contracting solutions.

Expand Our Offerings

We expect to expand our suite of products and services to address the evolving needs of our customers. We market our products as four integrated solutions: DMS, Sales/Finance & Insurance, Data Services and Inventory Management. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, lenders and other service and information providers.

For example, with regards to the DealerTrack DMS, we expanded our penetration of OEM accounts with the signing of Porsche, Volvo and Toyota. The deployments at Porsche and Toyota are scheduled for the first quarter of 2011, and the Volvo deployment is slated for the second quarter of 2011. We also provided significant DMS enhancements for Honda and General Motors in the United States and introduced our DMS in Canada. We are committed to being an open technology partner with our dealers and further integrating our solutions with third parties to meet their needs. We also are continuing to add reporting capability to our compliance solution and third-party integrations to our DMS and inventory management solutions.

Pursue Acquisitions and Strategic Alliances

We have augmented the growth of our business by completing strategic acquisitions including, most recently, our acquisition of triVIN on January 31, 2011. In executing our acquisition strategy, we have focused on identifying businesses that we believe will increase our market share or that have products, services and technology that are complementary to our product and service offerings. We believe that our success in completing these acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships and accelerate our growth. We intend to continue to grow and advance our business through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our networks, strengthen technology offerings and/or increase our market share.

Our Solutions

DealerTrack markets its dealer-facing solutions under the DealerTrack Performance Suite umbrella brand. Each solution fits within four categories: DMS, Sales/Finance & Insurance, Inventory Management and Data Services.

Solutions	Products and Services	Revenue Type
DMS:	• DealerTrack DMS	• Subscription
	• SalesMaker ™	• Subscription
	• DealerTrack eMenu™	• Subscription
	• DealerTrack Aftermarket Network™	• Transaction
Sales/Finance & Insurance:	• DealerTrack credit application network (On-line credit application processing platform and credit	• Transaction
bureau access platform)
	• BookOut	• Subscription
	• DealerTrack Compliance Solution™	• Subscription and Transaction
	• DealerTrack eContracting ™	• Subscription and Transaction
	• eDocs (for lenders)	• Transaction
	• DealTransfer ®	• Subscription
Inventory Management:	• DealerTrack AAX ®	• Subscription
Data Services:	• ALG Residual Value Guides	• Subscription
	• ALG Data Services	• Subscription and Transaction
	• Chrome New Vehicle Data	• Subscription
	• Chrome Carbook Pro	• Subscription
	• Chrome Construct	• Subscription
	• Chrome Automotive Description Services	• Subscription
	• Chrome IQ	• Subscription
	• Chrome BookLink	• Subscription
	• Chrome Carbook Showroom ®	• Subscription
	• Chrome PC Carbook ®	• Subscription
	• Chrome Fleet Edition	• Subscription
	• Chrome Interactive Media	• Subscription
	• Chrome Accessories Solution	• Subscription

DMS Solutions:

DealerTrack DMS —DealerTrack DMS is a dealer management system that gives dealers control of their business across every department. It is an open and secure platform that allows dealers to integrate and manage all the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order, service price guides, vehicle inventory, contact management, payroll and personnel management.

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

DealerTrack Aftermarket Network ™ — The DealerTrack Aftermarket Network, provides real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network include extended service contracts, GAP, etch, credit life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network is fully integrated into the DealerTrack network, we expect both dealers and aftermarket providers will benefit from improved accuracy and elimination of duplicate data entry.

Sales/Finance & Insurance:

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

Inventory Management Solution:

DealerTrack AAX ® — DealerTrack AAX is a full-featured inventory system.  Dealers can identify high-profit, fast turning vehicles quickly and easily adjust price to be more competitive.  The robust enterprise reporting is designed for multi-store inventory optimization.  Daily performance tracking is enabled by real time reporting and custom built inventory modeling.  Consulting services optimize inventory management and enhance product performance. The solution also includes functionality to help a dealer appraise vehicles, merchandise vehicles, source vehicles and access vehicle pricing recommendations, vehicle performance scores, as well as dealership transactional history. In addition, DealerTrack Mobile AAX, a wireless appraisal solution with direct access to all the leading value guidebooks, allows dealers to provide immediate vehicle valuations from nearly any location using the built-in VIN scanning capability.

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

Chrome Carbook Pro – Chrome Carbook Pro is a flexible, multi-user, web-based research and reporting tool for fleet professionals.  Fleet professionals can license only the components they need or the complete set and activate components on a user-by-user basis.

Chrome Construct — Chrome Construct combines vehicle research, configuration and comparison tools into a single web service. The data is provided and maintained by Chrome.

Chrome Automotive Description Service (“ADS”) and ChromeIQ — Chrome ADS is a web service that turns a VIN into a rich description of a vehicle, including prices, options, colors and standard equipment. Chrome IQ converts batches of VINs into rich vehicle descriptions.

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

Chrome Accessories Solution — Chrome Accessories Solution provides OEMs with a complete digital marketing and accessories sales system for their dealer network and websites. This includes a catalog of accessories with eCommerce capabilities for dealer websites and an in-showroom sales and fulfillment system. A dealer/reseller version is also available, Accessories Essential, which is a simple, seamless and cost-effective solution that plugs-in dealership websites.

International

Our subsidiary, DealerTrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. Historically, we have provided our Canadian customers with only our credit application and contract processing products. Presently, we are also offering them select subscription products. For the year ended December 31, 2010, 2009 and 2008, our Canadian operations generated approximately 12%, 11% and 11% of our net revenue, respectively.

Technology

Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Product development expense for the years ended December 31, 2010, 2009 and 2008 was $13.4 million, $14.0 million and $11.7 million, respectively. Our technology includes the following primary components:

Web-Based Interface

Our customers access the majority of our on-demand application products and services through an easy-to-use web-based interface. Our web-based delivery method gives us control over our applications and permits us to make modifications at a single central location for each application. We easily add new functionality and deliver new products to our customers by updating our software on a regular basis.

Partner Integration

We utilize a variety of various integration technologies to facilitate the interfaces to our many partners. We are a member of both Standards for Technology in Automotive Retail (“STAR”) and American Financial Services Association (“AFSA”) and are committed to supporting published standards as they evolve.

Infrastructure

Our technology infrastructure is hosted externally and consists of a production site and disaster recovery sites. Our production sites are fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we employ system redundancy in order to minimize system downtime.

Security

DealerTrack offers a secure, reliable and trusted service and has built our Security Program utilizing a “Defense in Depth” security strategy. Our multi layered approach is designed to protect DealerTrack’s applications, physical infrastructure and network infrastructure. The DealerTrack website environments adhere to the highest security standards and have deployed a multi-tiered firewall infrastructure that allows for highly controlled data segmentation. DealerTrack has also deployed intrusion detection systems to alert of any potential network security threats. Our firewalls and intrusion detection systems are both managed and monitored continuously by an independent security management company. Our internet communications are encrypted using https/SSL 128-bit encryption. We also utilize a commercial software solution to securely manage user access to our applications. Incoming traffic is authenticated before it is authorized for access in-to the application. Once a user has been authorized, access control to specific functions within the site is performed by the application. Our access control system is highly granular and includes the granting and revocation of user permissions to functions on the website. DealerTrack’s Security Program includes having external and internal vulnerability assessments performed on a regular basis to test for security vulnerabilities.  We have implemented robust patch management and server hardening processes to protect against security vulnerabilities inherent in many industry-standard software, systems and applications.  DealerTrack uses a leading anti-virus solution to protect its servers and workstations.

DealerTrack maintains a certification from Cybertrust, Inc. (Verizon Business Services), a leading industry security certification body. This certification program entails a comprehensive evaluation of our Security Program, including extensive testing of our website’s perimeter defenses.

Customer Development and Retention

Sales

Our sales resources are focused on four primary areas: dealers, lenders, aftermarket providers and other industry providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. Our dealer sales resources focus on selling our subscription-based products and services to dealers through field sales and telesales efforts, and also support the implementation of subscription-based and transaction-based products for dealers. Lender relationships are managed by a team that also focuses on adding more lenders to our DealerTrack credit application network and increasing the use of our eContracting and eDocs solutions. Relationships with our aftermarket providers are managed by a team that also focuses on adding more aftermarket providers to the network. Relationships with automotive manufacturers are managed by a dedicated OEM relationship management team that is also responsible for introducing our solutions to the automotive manufacturers. Relationships with other providers are managed across various areas of our organization.

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

Competition

The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including AppOne, CUDL, Finance Express, Open Dealer Exchange, and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp., Volkswagen Credit and BMW Financial Services;

•	dealer management system providers, including ADP, Inc., The Reynolds and Reynolds Company, Auto/Mate Dealership Systems and AutoSoft, Inc.;

•	automotive retail sales desking providers, including ADP, Inc. and Market Scan Information Systems, Inc.;

•	vehicle configuration providers, including Autodata Solutions Company and JATO Dynamics, Inc.;

•	providers of vehicle electronic registration solutions, including CVR and TitleTec;

•	providers of services related to aftermarket products, including MenuVantage and the StoneEagle Group;

•	providers of inventory analytic tools, including First Look, LLC, vAuto, Inc., vinSolutions and eLEAD, and;

•	providers of compliance solutions; including Compli, RouteOne, CREDCO and the three credit reporting agencies.

DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. In particular, RouteOne, a joint venture formed and controlled by Chrysler Financial Corporation (“CFC”), Ford Motor Credit Corporation (“FMCC”), General Motors Acceptance Corporation now known as Ally Financial (“Ally”) and Toyota Financial Services (“TFS”). RouteOne has relationships with FMCC and TFS and other affiliated captive lenders that are not part of our network and had an exclusive relationship with Ally until February 10, 2010, when we entered into a strategic relationship with Ally. Under the terms of the agreement, Ally will be listed as a financing option on the DealerTrack credit application processing network. Ally is available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that Ally elects to do business with.  Ally will continue to accept credit applications through a competitive system. Additionally, on January 21, 2009, ADP, Inc. and Reynolds, announced a joint venture, Open Dealer Exchange, who may have the ability to build on its joint venture partner’s relationships in providing DMS software to over 80% of U.S. franchised dealers. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of product development and customer support.

Government Regulation

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other lenders, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, the Gramm-Leach-Bliley Act (the “GLB Act”), the FACT Act of 2003, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board’s regulations relating to consumer protection and privacy, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (“FTC”) Privacy Rule, Safeguards Rule, and Consumer Report Information Disposal Rule, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act (“FCRA”) and other state and local laws and regulations. In addition, entities such as the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the National Credit Union Administration and the FTC have the authority to promulgate rules and regulations that may impact our customers, which could place additional demands on us.

On July 21, 2011, authority to promulgate and enforce federal consumer financial law, including many consumer protection regulations, will transfer to the Bureau of Consumer Financial Protection (“CFPB”) established by the Dodd-Frank Act.  While most franchised auto dealers are exempted from the supervisory authority of the CFPB, independent and buy-here-pay-here dealers generally are not.  For those dealers, DealerTrack may be subject to supervision and examination by the CFPB as a “service provider.”  Similar to its clients, DealerTrack may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB.  The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry.  It is possible that the FTC will issue regulations that may affect DealerTrack and the products and services we offer to dealers.

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

Legislation is pending on the federal level and in most states that could impose additional duties on us relating to the collection, use or disclosure of consumer information, as well as obligations to secure that information. For example, Massachusetts has issued specific security requirements for data of Massachusetts residents.  Currently, 46 states and the District of Columbia have laws mandating notices to affected consumers in the event of an actual or suspected unauthorized access to or use of information contained within our system. In December 2009, the U.S. House of Representatives passed a bill that would provide for a uniform national notice policy for security breaches and the U.S. Senate held hearings on a similar bill in September 2010. The FTC and federal banking regulators have also issued regulations requiring regulated financial institutions to obtain certain assurances and contractual protections relating to the security and disposal of information maintained by service providers such as us.

While we believe our current business model is consistent with existing laws and regulations, emerging case law and regulatory enforcement initiatives, as well as the passage of new laws and regulations, may limit our ability to use information in our current products and to develop additional revenue streams in the future.

     Fair Credit Reporting Act

The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that qualifies as a consumer report, and imposes requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information in their consumer reports or seek to obtain information involving theft of their identity. The communication or use of consumer report information in violation of the FCRA could, among other things, result in a provider of information or reseller of consumer reports being deemed a consumer reporting agency, which would subject the provider or reseller to all of the compliance requirements applicable to consumer reporting agencies contained in the FCRA and applicable regulations. Willful violations of the FCRA can result in statutory and punitive damages. A new regulation, the Risk-Based Pricing Rule, requires creditors to give risk-based pricing notices to certain consumers whose credit score precluded them from getting the best terms for credit or alternatively to provide a credit score disclosure notice to all credit applicants.

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

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act (the “E-SIGN Act”), a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act (“UETA”), a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically are obtained. The Revised Uniform Commercial Code Section 9-105 (“UCC 9-105”) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting (“eContracting”) product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to this effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

Internet Regulation

We are subject to federal, state and local laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy, restrictions on email and wireless device communications, data security requirements, taxation, access charges and so-called “net neutrality”, liability for third-party activities such as unauthorized database access, and jurisdiction. The FTC has expressed its desire for regulation of Internet tracking mechanisms such as “cookies” or “web bugs.” Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

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

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. The United States and global economies are currently undergoing a period of economic uncertainty, and the financing environment, automobile industry and stock markets are experiencing high levels of volatility. The relative tightening of the credit markets has caused a significant decline in the number of lending relationships between the various lenders and dealers available through our network as dealers and lenders have exited the market, as well as reduced the total number of vehicles financed. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased in 2010 over 2009, overall they will remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors (“GM”) filed and then emerged from bankruptcy. This has had a significant impact on their franchised dealers both in terms of dealer closing and the financial viability of their remaining dealers. Toyota suffered significant recalls that limited its ability to sell new vehicles for a period of time. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

Due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2009 and 2010. GM and Chrysler stated that they notified approximately 1,124 and 789 dealers, respectively, that one or more of their franchise licenses would be terminated. Federal legislation has led GM and Chrysler to agree to reinstatement of some of these dealers. Ford Motor Company announced in October 2010, plans to close 35%, or about 175 of their 500 Lincoln dealerships. As a result of these factors, we cannot predict the timing and impact these dealership reductions will have on our subscription revenue. The elimination by GM, Ford, and Chrysler dealers with subscription products has led to an increase in cancellations and will most likely result in additional cancellations of those subscriptions and corresponding loss of revenue. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in a potential increase in our bad debt expense.

Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could impair the carrying value of our goodwill, deferred tax assets and other long-lived assets. Due to cumulative U.S. book losses incurred in recent years, and uncertainty as to the extent and timing of profitability in future periods, management has recorded a valuation allowance on our U.S. deferred tax assets. Additionally, we may be required to write off some of our goodwill or long-lived assets if these conditions worsen for a period of time.

Employees

        As of December 31, 2010, we had approximately 1,200 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

In connection with the acquisition of triVIN, on January 31, 2011, we added approximately 500 employees to our workforce.

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

        Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by further reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of lender or automotive dealer customers that subscribe to our products and services or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could continue to adversely affect our lender and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. While new car sales increased slightly in 2010, they remain below historical levels. Additionally, a certain number of our lender customers are dependent on continued access to the capital markets, in order to fund their lending activities. These negative trends may result in our lenders further reducing the number of automobile dealers that they service or the number of contracts that they make which could result in a reduction in the number of credit applications that are processed through our network.  Additionally, due to the economic downturn, there has been continued automotive dealer consolidation and the number of franchised automotive dealers declined in 2010. To the extent that these dealers have subscription products, the consolidation will result in cancellation of those products. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debt.

Any such reductions in transactions or subscriptions or an increase in our bad debt could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to continue to compete effectively in our industry.

        Competition in the automotive retail technology industry is intense. The indirect automotive retail finance industry is highly fragmented and is served by a variety of entities, including DMS providers, web-based automotive finance credit application processors, the proprietary credit application processing systems of the lender affiliates of automobile manufacturers, automotive retail sales desking providers and vehicle configuration providers. DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for DMS, menu-selling products and services, compliance products, electronic registration solutions, and inventory analytics. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

We may face increased competition from AppOne, CUDL, Finance Express, Open Dealer Exchange and RouteOne.

       ADP, Inc. and Reynolds and Reynolds, the two largest providers of DMS systems, have formed Open Dealer Exchange as a joint venture to compete with our online portal application business. ADP and Reynolds and Reynolds are also the owners of CVR, a joint venture that competes in the electronic registration solution space.  Open Dealer Exchange plans to leverage its owners’ penetration of the DMS space to better integrate the loan origination process into the dealer's transactional, point-of-sale system, thereby giving them a competitive advantage. Additionally, our network of lenders does not include the captive lenders affiliated with Ford Motor Company or Toyota Motor Corporation, two of the owners of RouteOne. This gives RouteOne the ability to offer its dealers access to captive or other lenders that are not in our network. RouteOne was launched in November 2003, and officially re-launched in July 2004. A significant number of independent lenders, including many of the independent lenders in our network, are participating on the RouteOne credit application processing and routing portal. If either Open Dealer Exchange and/or RouteOne increases the number of independent lenders on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, and/or our dealer customers more integrated systems, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to Open Dealer Exchange or RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish. We believe that both Open Dealer Exchange and RouteOne have repeatedly approached certain of our largest lender customers seeking to have them join their credit application processing and routing portal. In addition, CU Direct Corporation, through its CUDL portal, has directly targeted credit unions, which comprise a large number of our lender customers. Finance Express and AppOne have targeted the independent dealer channel.

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

Our network and systems may be vulnerable to interruptions or failures.

        From time to time, we have experienced, and may experience in the future, network or system slowdowns and interruptions. These network and system slowdowns and interruptions may interfere with our ability to do business. Although we regularly back up data and take other measures to protect against data loss and system failures, there is still risk that we may lose critical data or experience network failures. Such failures or disruptions may result in lost revenue opportunities for our customers, which could result in litigation against us or a loss of customers. Additionally, we have service level agreement with certain of our customer that may result in penalties or trigger cancelation rights in the event of a network slowdown or interruption. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

        Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating lender customers;

•	the timing, size and nature of our subscriptions and any cancellations thereof;

•	automobile manufacturers or their captive lenders offering special incentive programs such as discount pricing or low cost financing;

•	the timing of acquisitions or divestitures of businesses, products and services;

•	unpredictable sales cycles;

•	product and price competition regarding our products and services and those of our participating lenders;

•	changes in our operating expenses;

•	the seasonality of car sales;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	foreign currency fluctuations, particularly the U.S. dollar vs. the Canadian dollar;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

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

        We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients and to us as a service provider that certain regulations obligate our clients to monitor. These include the GLB Act and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act and applicable FCC telemarketing rules, and the Federal Trade Commission’s Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, and Red Flags Rule, as well as the FCRA. If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business prospects, financial condition and results of operations.

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

         If a federal or state government or agency, such as the federal CFPB or FTC, imposes additional legislative and/or regulatory requirements on us or our customers, or prohibits or limits our activities as currently conducted, we may be required to modify or terminate our products and services in a manner which could undermine our attractiveness or availability to dealers and/or lenders doing business in that jurisdiction.

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

     Our proprietary software is designed to work in conjunction with certain software and hardware from third-party vendors, including Microsoft, IBM, Oracle, SAP and eOriginal. Any significant interruption in the supply of such third-party software or hardware could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products and services. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality provided by the third-party software currently incorporated into our products or services in the event that such technologies becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business operations may be disrupted if our planned Enterprise Resource Planning (“ERP”) system implementation is not successful

     We are in the process of converting our various business information systems to a single ERP.  We have committed significant resources to this conversion and it will be phased in over multiple years.  The conversion process is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated.  We are using a controlled project plan that we believe will provide an adequate allocation of resources.  However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions.  During the conversion process, we may be limited in our ability to integrate any business that we may want to acquire.  Failure to properly or adequately address these issues could result in significant costs or impact our ability to perform necessary business operations which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     We own the Internet domain names “dealertrack.com,” “alg.com,” “chrome.com,”  “delaertrack.ca”and certain other domain names. The regulation of domain names in the United States and foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our domain names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting intellectual property rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights.

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

        Since 2001, we have acquired numerous businesses, including, most recently, our acquisition of triVIN, on January 31, 2011. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

        Our company has grown significantly in size and scope in recent years, and our management remains concentrated in a small number of key employees. Our future success depends to a meaningful extent on our executive officers and other key employees, including members of our direct sales force and technology staff, such as our software developers and other senior technical personnel. We rely primarily on our direct sales force to sell subscription products and services to automotive dealers. We may need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. The loss of the services of any individual or group of individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. For ten days between October 24, 2008 and November 21, 2008, the day of January 21, 2009 and for six trading days between March 3, 2009 and March 10, 2009, our market capitalization dropped below the carrying value of our consolidated net assets.  Despite the fact that our market capitalization was below our book value for twelve days we do not believe that there has been an impairment based on the duration and depth of the market decline as well as an implied control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the market capitalization, in order to acquire a controlling interest.  The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from the cost savings and revenue enhancements. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill.  In the event we had to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

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

•	Large block of trades of our common stock; and

•	additions or departures of key employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

        Our corporate headquarters are located in Lake Success, New York, where we lease approximately 75,000 square feet of office space. Our principal offices are located in Santa Barbara, California; Portland, Oregon; Wilmington, Ohio; Mississauga, Ontario; Dallas, Texas; Memphis, Tennessee; Irvine, California; and South Jordan, Utah. We lease all of the office space for our principle offices.

In connection with the acquisition of triVIN, on January 31, 2011, we assumed approximately 27,000 square feet of office space in Groton, Connecticut and approximately 92,000 square feet of office space in Sacramento, California.

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

On July 8, 2009, the court  held Claims 1-4 of DealerTrack’s patent 7,181,427 was invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski.  On August 11, 2009, the court entered into a judgment granting summary judgment.  On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. In October 2010, the United States Court of Appeals set a briefing schedule. DealerTrack filed its appellant’s brief in the case on October 29, 2010 and reply briefs were filed by both RouteOne and Finance Express in early December 2010. DealerTrack filed its reply brief on January 18, 2011.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     As of January 31, 2011, there were 27 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2010 and 2009, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$21.27	$16.47
Third Quarter	$17.94	$14.40
Second Quarter	$18.63	$15.03
First Quarter	$19.99	$13.33
Year Ended December 31, 2009
Fourth Quarter	$19.69	$15.86
Third Quarter	$21.80	$14.94
Second Quarter	$17.94	$12.71
First Quarter	$14.50	$9.27

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

     The following table sets forth the repurchases for the three months ended December 31, 2010:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2010	—	$—	n/a	n/a
November 2010	1,697	$18.61	n/a	n/a
December 2010	—	$—	n/a	n/a

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2008, 2007 and December 31, 2006 and for each of the two years in the period ended December 31, 2007 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share and share amounts)
Consolidated Statements of Operations Data:
Net revenue	$243,826	$225,626	$242,706	$233,845	$173,272
Income (loss) from operations	$655	$(10,950)	$7,052	$27,531	$20,739
Income (loss) before (provision for) benefit from income taxes	$2,764	$(7,853)	$5,697	$32,786	$26,133
Net (loss) income	$(27,833)	$(4,334)	$1,736	$19,752	$19,336
Basic net (loss) income per share applicable to common stockholders (1)	$(0.69)	$(0.11)	$0.04	$0.49	$0.53
Diluted net (loss) income per share applicable to common stockholders (1)	$(0.69)	$(0.11)	$0.04	$0.47	$0.51
Weighted average common stock outstanding (basic)	40,322,939	39,524,544	40,461,896	39,351,138	36,064,796
Weighted average common stock outstanding (diluted)	40,322,939	39,524,544	41,538,379	40,886,482	37,500,164

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term and long-term investments	$195,307	$202,964	$203,198	$220,144	$171,195
Working capital (2)	$200,942	$191,894	$197,797	$222,810	$168,817
Total assets	$458,963	$472,327	$437,215	$482,926	$321,513
Capital lease obligations (short and long-term), due to acquirees (short and long-term), deferred revenue (short and long-term) and other long-term liabilities	$11,572	$13,398	$17,272	$15,888	$13,269
(Accumulated deficit) retained earnings	$(11,909)	$15,924	$20,258	$18,522	$(1,230)
Total stockholders’ equity	$408,917	$420,886	$396,220	$438,362	$284,337

(1)
Earnings per share data for the years ended December 31, 2008, 2007 and 2006 had been retroactively adjusted to conform to the provisions of ASC Topic 260, Earnings Per Share, which did not have a significant impact on our historical earnings per share calculation. For further information, please refer to Note 2 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview

        DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting approximately 17,000 dealers with over 950 lenders. Our dealer management system (“DMS”) provides dealers with easy-to-use tools with real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profits. Our sales and finance & insurance (“F&I”) solution enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

On January 31, 2011, we acquired triVIN, a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. This acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers.

        We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries including ALG, Inc., Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., and DealerTrack Systems, Inc.

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

        The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are adjusted EBITDA, adjusted net income, capital expenditure data and transactions processed):

	Year Ended December 31,
	2010	2009	2008
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$42,070	$34,438	$47,912
Adjusted net income (Non-GAAP) (1)	$21,943	$19,967	$34,714
Capital expenditures, software and website development costs	$30,938	$21,336	$16,783
Active dealers in our network as of end of the year (2)	16,829	16,690	19,652
Active lenders in our network as of end of year (3)	970	823	733
Active lender to dealer relationships as of end of the year (4)	137,058	118,209	156,437
Subscribing dealers in our network as of end of the year (5)	13,996	13,852	14,342
Transactions processed (6)	49,373	51,402	79,655
Average transaction price (7)	$2.10	$1.84	$1.66
Average monthly subscription revenue per subscribing dealership (8)	$749	$676	$550

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income excluding interest, taxes, depreciation and amortization expenses, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, realized gains or (losses) on securities and certain other non-recurring items. Adjusted net income is a non-GAAP financial measure that represents GAAP net (loss) income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue and may also exclude certain items such as: impairment charges, restructuring charges, acquisition-related earn-out compensation expense and professional service fees, realized gains or (losses) on securities and certain other non-recurring items. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact. Adjusted EBITDA and adjusted net income are presented because management believes they provide additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as a primary measure to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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

•
Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it from adjusted net income when evaluating our ongoing performance for a particular period;

•	Adjusted EBITDA and adjusted net income do not reflect the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies may calculate adjusted EBITDA and adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, and adjusted net income only as a supplement to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2010	2009	2008
GAAP net (loss) income	$(27,833)	$(4,334)	$1,736
Interest income	(525)	(1,081)	(4,720)
Interest expense	175	221	324
Provision for (benefit from) income taxes	30,597	(3,519)	3,961
Depreciation of property and equipment and amortization of capitalized software and website costs	17,329	14,719	13,295
Amortization of acquired identifiable intangibles	19,424	20,341	26,781
EBITDA (Non-GAAP)	39,167	26,347	41,377
Adjustments:
Restructuring costs (including amounts related to stock-based compensation)	—	6,686	—
Acquisition related and other non-recurring professional fees	1,905	2,407	579
Contra-revenue (9)	1,580	—	—
Realized (gain) loss on securities	(582)	(1,393)	5,956
Reversal of pre-acquisition accrued contingency	—	(609)	—
Acquisition related earn-out compensation expense	—	1,000	—
Adjusted EBITDA (Non-GAAP)	$42,070	$34,438	$47,912

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2010	2009	2008
GAAP net (loss) income	$(27,833)	$(4,334)	$1,736
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (10)	28,406	—	—
Amortization of acquired identifiable intangibles	19,424	20,341	26,781
Restructuring costs (including amounts related to stock-based compensation)	—	6,686	—
Acquisition related and other non-recurring professional fees	1,905	2,407	579
Contra-revenue (9)	1,580	—	—
Realized (gain) loss on securities (non-taxable)	(582)	(1,393)	5,956
Reversal of pre-acquisition accrued contingency (non-taxable)	—	(609)	—
Acquisition related earn-out compensation expense	—	1,000	—
Amended state tax returns impact (non-taxable)	101	(1,070)	—
Stock-based compensation (excluding restructuring costs)	11,233	13,104	13,991
Tax impact of adjustments (11)	(12,291)	(16,165)	(14,329)

Adjusted net income (Non-GAAP)	$21,943	$19,967	$34,714

(2)
We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the DealerTrack network.

(3)	We consider a lender to be active in the DealerTrack network as of a date if it is accepting credit application data electronically from U.S. dealers in the DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships with one or more active subscriptions on the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Digital Services and DealerTrack Canada networks at the end of a given period.

(7)
Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Digital Services and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back contra-revenue.

(8)	Represents net subscription revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks.

(9)	For further information please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(10)
At December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, for the year ended December 31, 2010. For further information please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(11)
The tax impact of adjustments for the year ended December 31, 2010, are based on a U.S. statutory tax rate of 36.9% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 35.4% and 36.7%, respectively. The tax impact of adjustments for the year ended December 31, 2009, are based on a U.S. effective tax rate of 37.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.0% and 37.8%, respectively. The tax impact of adjustments for the year ended December 31, 2008, are based on a U.S. effective tax rate of 34.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 34.6% and 34.8%, respectively.

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

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned from our inventory management solution.

Operating Expenses

        Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which a portion of certain revenue is owed to those third parties (revenue share) and direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel.

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

We allocated the restructuring costs related to our January 5, 2009 realignment of our workforce and business to the appropriate cost of revenue and operating expense categories based on each of the terminated employees’ respective functions. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

On January 31, 2011, we acquired triVIN for a purchase price of $131.0 million in cash, net of acquired cash and a working capital adjustment. triVIN is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. This acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in 2010. We expect to expense an additional approximately $0.2 million of professional fees in the first quarter of 2011. We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the first quarter of 2011.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

        Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket, accessory and credit report providers, for each fee-bearing product accessed by dealers.

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

        Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three years. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value when the delivered product has stand alone value.

Other Revenue.  Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned form our inventory management solution. Other revenue is recognized upon performance.

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

Software and Website Development Costs and Amortization

We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to five years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $29.9 million and $21.2 million as of December 31, 2010 and 2009, respectively. Amortization expense totaled $9.7 million, $7.6 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill, Intangibles and Long-lived Assets

We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for potential goodwill impairment by comparing the fair value of our one reporting unit to our carrying value. If the fair value of the reporting unit is less than its carrying value the second step is to record an impairment loss to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2010 and 2009 did not indicate any impairment of our goodwill. As of October 1, 2010, our market capitalization was approximately $689 million compared to our book value, including goodwill, of approximately $430 million.  As of October 1, 2009, our market capitalization was approximately $750 million compared to our book value, including goodwill, of approximately $418 million.

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
▪
the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, and the number of dealers within our network;

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

Income Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to cumulative U.S. book losses in current and recent years and uncertainty as to the extent and timing of profitability in future years management has recorded a full valuation allowance on our U.S. net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. For further information please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The total liability for the uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of December 31, 2010 and December 31, 2009, was $1.0 million and $0.8 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2010 and December 31, 2009, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million and $47,000, respectively.

Retail Sales Tax

The Ontario Ministry of Revenue (the “Ministry”) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003 (“Audit Period”). We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we disputed the Ministry’s findings, the assessment, including interest, was paid in order to avoid potential future interest and penalties.

As part of the purchase agreement dated December 31, 2003 between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. The potential sales tax liability for the period covered by this indemnification is now closed due to the statutory expiration of the periods open for audit by the Ministry. All amounts paid to the Ministry by us for this assessment were reimbursed by the Bank of Montreal under this indemnity.

We undertook a comprehensive review of the audit findings of the Ministry using external tax experts. Our position has been that these lender revenue transactions were not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and he recommended his confirmation to senior management of the Ministry.

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. A Notice of Appeal was timely filed on our behalf with the Superior Court of Justice on March 18, 2008 to challenge the assessment because we did not believe these services were subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterated the Ministry’s position that the transactions were subject to Ontario retail sales tax.

In October 2010, the parties agreed to settlement of this matter. The Minutes of Settlement provided that the Ministry reimburse us $0.1 million, plus interest, for a total payment of $0.2 million, which was received on October 29, 2010. Under the terms of the indemnity agreement with The Bank of Montreal, we forwarded the settlement payment to the bank.

This settlement applied only to the Audit Period and did not cover any potential liability for subsequent periods, which were not included in the audit. Additionally, this settlement did not conclude on the taxability of our lender revenue transactions. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these lender revenue transactions. This appeal was supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions agreed to participate in the cost of the litigation. In January 2011, we were notified by the Ministry that they will now conduct an Ontario retail sales tax audit in March 2011 for the period March 1, 2007 through June 30, 2010.

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.0 million (CAD) to $5.5 million (CAD), including penalties and interest.

Stock-Based Compensation Expense and Assumptions

Stock-Based Compensation Expense

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We have four types of stock-based compensation expense programs: stock options, restricted common stock, restricted stock units, and performance stock units.

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options	$5,732	$10,535	$8,630
Restricted common stock	1,670	4,599	5,361
Restricted stock units	3,354	1,855	—
Performance stock units	477	—	—

Total stock-based compensation expense	$11,233	$16,989	$13,991

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted common stock, restricted stock units and performance stock units is presented below:

		Weighted
	Unamortized	Average
	Stock -Based	Remaining
	Compensation Expense (in thousands)	Amortization Period (in years)
Stock options	$8,522	2.39
Restricted common stock	$311	0.53
Restricted stock units	$8,508	2.55
Performance stock units	$1,220	2.09

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected options, restricted stock units, restricted common stock or performance stock units that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards.

Expected Life

Due to our limited public company history, the expected life for stock-based awards granted before December 31, 2007 was determined based on the “simplified” method under the provisions of ASC Topic 718-10, Compensation – Stock Compensation. Beginning with options granted in 2008 the expected life was determined based upon the experience of similar entities whose shares are publicly traded, with the exception of options granted under the Stock Option Exchange Program (“SOEP”). We continue to apply this expected life methodology to future award grants.

The expected life under the SOEP was determined with the assistance of  an independent third party by means of Monte-Carlo simulations of future stock price based upon “in-the-money”, vesting schedule, contractual term, current life to date and applied an annual termination rate (after vesting) to the outstanding options in the simulation to reflect the probability of exercise behavior. For further information on the SOEP, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Expected Stock Price Volatility

Due to our limited public company history, the expected volatility for stock-based awards granted before September 2009 was determined based on the expected volatility and of similar entities whose shares are publicly traded. Beginning in September 2009, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded. We continued to apply this volatility methodology to future award grants.

Risk-Free Interest Rate and Dividend Yield

The risk-free interest rates used for all stock-based awards granted were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.

The expected dividend yield is not applicable to any stock-based awards granted as we have not paid any dividends and intend to retain any future earnings for use in our business.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date, with the exception of options granted under the SOEP. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise. Exchanged options granted under the SOEP will vest 25% after six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options grant date each month thereafter.

Restricted Common Stock and Restricted Stock Unit Vesting Requirements

Restricted common stock and restricted stock unit’s granted are generally subject to an annual cliff  vest of four years (one year for directors) from the vesting commencement date, with the exception of the Long-Term Incentive Plan (“LTIP”) and performance stock unit awards (noted below).

LTIP and Performance Stock Unit Vesting Requirements

The LTIP awards were earned upon the achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009 and the grantee’s continuous employment in active service until January 31, 2010.

The performance stock unit awards are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until January 31, 2013.

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

Financial assets measured at fair value on a recurring basis include the following as of December 31, 2010 and 2009 (in thousands):

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (3) (4)	40	—	450	490
Long-term investments (5)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4) (5)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

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

(3)
As of December 31, 2010 and 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of underlying securities. During the year ended December 31, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 investments include an auction rate security (“ARS”) invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets, and $1.6 million, or 0.3% of our total assets, as of December 31, 2010 and 2009, respectively. Our intent is not to hold the ARS invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. As of December 31, 2009, we classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace. As of December 31, 2010, this security was re-classified to short-term due to the maturity date of September 2011. In October 2010, approximately $1.1 million of this security was redeemed by the issuer at par.

(5)
Level 3 long-term investments include a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of our total assets and $2.4 million, or 0.5% of our total assets, as of December 31, 2010 and 2009, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances of Level 3 investments as of December 31, 2009 and 2010, is as follows (in thousands):
Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (6)	1,360
Realized gain on securities included in the statement of operations (6)	716
Unrealized gain on securities recorded in other comprehensive income (6)	345
Balance as of December 31, 2009	$3,971
Unrealized loss on securities recorded in other comprehensive income (6)	(167)
Partial redemption of auction rate security (4)	(1,100)
Balance as of December 31, 2010	$2,704

(6)
Level 2 investments in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the underlying preferred stock investments were distributed during 2009. As a result of these dissolutions, we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution, we re-measured the fair value on December 31, 2009 and 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.3 million and approximately $0.2 million, respectively. The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 investments as of December 31, 2009 is  $2.4 million. The total value of the tax-advantaged preferred stock of a financial institution included in the $2.7 million of Level 3 investments as of December 31, 2010 is $2.3 million.

2008 Other-than-temporary impairment charge

    During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge related to certain ARS invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. Based upon our assessment we reduced the fair value of the investments in the preferred stock from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings. These ARS were associated with failed auctions.

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

The table below sets forth the significant cash components and activity associated with the realignment of workforce and business under the restructuring program for the year ended December 31, 2009 (in thousands):

	Balance as of January 1, 2009	Charges	Cash Payments	Balance as of December 31, 2009
Severance	$—	$2,683	$2,683	$—
Other benefits	—	156	156	—

Total	$—	$2,839	$2,839	$—

Results of Operations

     The following table sets forth the selected consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(in thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$243,826	100.0%	$225,626	100.0%	$242,706	100.0%

Operating expenses:
Cost of revenue (1)	124,070	50.9	113,875	50.5	113,731	46.9
Product development (1)	13,386	5.5	13,994	6.2	11,658	4.8
Selling, general and administrative (1)	105,715	43.3	108,707	48.2	110,265	45.4

Total operating expenses	243,171	99.7	236,576	104.9	235,654	97.1

Income (loss) from operations	655	0.3	(10,950)	(4.9)	7,052	2.9
Interest income	525	0.2	1,081	0.5	4,720	1.9
Interest expense	(175)	(0.1)	(221)	(0.1)	(324)	(0.1)
Other income, net	1,177	0.5	844	0.4	205	0.1
Realized gain (loss) on securities	582	0.2	1,393	0.6	(5,956)	(2.4)

Income (loss) before (provision for) benefit from income taxes	2,764	1.1	(7,853)	(3.5)	5,697	2.4
(Provision for) benefit from income taxes, net	(30,597)	(12.5)	3,519	1.6	(3,961)	(1.7)

Net (loss) income	$(27,833)	(11.4)%	$(4,334)	(1.9)%	$1,736	0.7%

(1) Stock-based compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 was classified as follows:

	Year Ended December 31,
	2010		2009		2008
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(in thousands, except percentages)
Cost of revenue	$1,640	0.7%	$2,354	1.0%	$2,497	1.0%
Product development	614	0.3	755	0.3	712	0.3
Selling, general and administrative	8,979	3.7	13,880	6.2	10,782	4.4

Years Ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Transaction services revenue	$102,000	$94,406	$7,594	8%
Subscription services revenue	123,547	114,931	8,616	7%
Other	18,279	16,289	1,990	12%

Total net revenue	$243,826	$225,626	$18,200	8%

Total net revenue increased $18.2 million, or 8%, to $243.8 million for the year ended December 31, 2010 from $225.6 million for the year ended December 31, 2009.

Transaction Services Revenue. Transaction services revenue increased $7.6 million, or 8%, to $102.0 million for the year ended December 31, 2010 from $94.4 million for the year ended December 31, 2009. The increase in transaction revenue is due to improving credit markets, an increase in automobile sales and the addition of Ally to our lender network. As seen in the table below, these industry trends had a positive impact on many of our key business metrics for the year ended December 31, 2010 as compared to the same period in 2009.

	Year Ended December 31,		Variance
	2010	2009	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.10	$1.84	$0.26	14%
Active lenders in our network as of end of period	970	823	147	18%
Active lender to dealer relationships (“LDRs”)	137,058	118,209	18,849	16%
Transactions processed (in thousands, except percentages)	49,373	51,402	(2,029)	(4)%

Our average transaction price increased 14% which resulted in a $12.8 million increase in revenue; this increase was partially offset by a $3.7 million decrease due to a 4% decline in the volume of transactions processed through the DealerTrack network, and $1.6 million in contra-revenue related to revenue earned from our strategic relationship with Ally recorded during the year ended December 31, 2010. Contributing factors to the increase in average transaction price and decrease in the number of transactions processed were the significant decrease in revenue generating credit bureau transactions that impacted the number of transactions, but did not materially impact revenue due to their low price point; the decrease in transactions processed through the DealerTrack network was negatively impacted by an increase in demand in the third quarter of 2009 due to the cash for clunkers program; an 18% increase in lender customers active on our network who are generally lower transaction volume customers with a higher price per transaction; and a 16% increase in our number of LDRs. The increase in our number of LDRs was impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue. Subscription services revenue increased $8.6 million, or 7%, to $123.5 million for the year ended December 31, 2010 from $114.9 million for the year ended December 31, 2009. The increase in subscription revenue is due to the following improvements in our key business metrics for the year ended December 31, 2010 as compared to the same period in 2009.

	Year Ended December 31,		Variance
	2010	2009	Amount	Percent
Average monthly spend per subscribing dealer	$749	$676	$73	11%
Subscribing dealers in our network as of end of the period	13,996	13,852	144	1%

The 11% increase in average monthly spend per subscribing dealer contributed $12.1 million to subscription services revenue, offset by a decrease of $3.5 million related to a decline in the average number of subscribing dealers in our network. The increase in average monthly spend per subscribing dealer is primarily due to the continued success of selling DMS, inventory management and compliance solutions, including our ability to cross sell those solutions to existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidate, go out of business, or cut-costs.

Other Revenue. Other revenue increased $2.0 million, or 12%, to $18.3 million for the year ended December 31, 2010 from $16.3 million for the year ended December 31, 2009. The $2.0 million increase was primarily due to an increase in training and consulting revenue and hardware sales from our DMS business.

Operating Expenses

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$124,070	$113,875	$10,195	9%
Product development	13,386	13,994	(608)	(4)%
Selling, general and administrative	105,715	108,707	(2,992)	(3)%

Total operating expenses	$243,171	$236,576	$6,595	3%

      Cost of Revenue. Cost of revenue increased $10.2 million, or 9%, to $124.1 million for the year ended December 31, 2010 from $113.9 million for the year ended December 31, 2009. The $10.2 million increase was primarily the result of a $3.2 million increase in technology expense, which includes hosting expenses, technology support and other consulting expenses, $1.6 million in third party costs related to an increase in the number of subscriptions sold for our compliance and inventory management solutions, $1.1 million in increased hardware costs on equipment sales and maintenance costs associated with our DMS solution, $1.8 million in increased temporary labor and shipping costs as a result of growing volume of eDocs transactions, an increase of $1.3 million in amortization and depreciation charges and an increase of $4.6 million in salary compensation and related benefit costs primarily due to headcount additions and an increase in payroll and other taxes. These changes were partially offset by a decrease of $2.0 million in bonus compensation, a decrease of $0.4 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business, a decrease of $0.4 million in revenue share and a decrease of $0.7 million in stock-based compensation expense.

Product Development Expenses. Product development expenses decreased $0.6 million, or 4%, to $13.4 million for the year ended December 31, 2010 from $14.0 million for the year ended December 31, 2009. The $0.6 million decrease was primarily a result of a reduction in bonus and other discretionary compensation of $0.6 million and $0.2 million of severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business. These changes were partially offset by an increase of $0.4 million in salary compensation and related benefit costs primarily due to headcount additions and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.0 million, or 3%, to $105.7 million for the year ended December 31, 2010 from $108.7 million for year ended December 31, 2009. The $3.0 million decrease in selling, general and administrative expenses was primarily the result of a $6.1 million severance and stock-based compensation charge recorded during the first quarter of 2009 resulting from the realignment of our workforce and business. Additionally, there were decreases of $0.9 million in bad debt expense due to successful collections efforts and as fewer dealerships consolidate or go out of business, $1.4 million in bonus compensation expense, $1.5 million in selling and marketing expenses due to continued cost containment efforts, $1.0 million in stock-based compensation expense, $1.3 million of professional fees related to decreased consulting services and litigation, $0.7 million in deal related costs, and $1.0 million of additional consideration related to the acquisition of AutoStyleMart, Inc. that was recorded during the three months ended September 30, 2009. These changes were partially offset by $8.0 million of increased salary compensation and related benefit costs primarily due to general and acquired headcount additions, severance, commission and an increase in payroll and other taxes, $1.3 million in travel related expenses, $0.5 million in office and computer related supplies and materials resulting from headcount additions and increased replacement supplies and equipment needs, $0.3 million in depreciation expense, $0.2 million in temporary labor costs primarily associated with our DMS business, and a $0.2 million gain from the sale of the SCS business in 2009, which was classified as a contra expense in SG&A.

Interest Income

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Interest Income	$525	$1,081	$(556)	(51)%

     Interest income decreased $0.6 million, or 51%, to $0.5 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. The $0.6 million decrease is primarily related to the decline in our weighted average interest rate to approximately 0.3% for the year ended December 31, 2010 from approximately 0.7% for the year ended December 31, 2009.

Other Income

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Other income	$1,177	$844	$333	39%

Other income increased $0.3 million, or 39%, to $1.2 million for the year ended December 31, 2010 from $0.8 million for the year ended December 31, 2009. The $0.3 million increase is primarily due to $0.8 million of income earned from our sales solution resulting from non-recurring activities outside its ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business. These changes were partially offset by decreases of $0.6 million due to a reversal of a pre-acquisition sales tax liability and $0.2 million relating to a settlement received from a lender that exited the indirect lending market in Canada and terminated their contract.

Realized Gain on Securities

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Realized gain on securities	$582	$1,393	$(811)	(58)%

During the year ended December 31, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For the year ended December 31, 2009, the gain on securities of $1.4 million is primarily due to the sale of a portion of our investments in tax-advantaged preferred securities for approximately $2.1 million which resulted in a gain recorded in the statement of operations of approximately $0.9 million. For further information, please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(Provision for) Benefit from Income Taxes, net

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
(Provision for) benefit from income taxes, net	$(30,597)	$3,519	$(34,116)	(969)%

The net provision for income taxes for the year ended December 31, 2010 of $30.6 million consisted primarily of the recognition of a U.S. deferred tax valuation allowance of $28.4 million, $2.1 million of state income tax expense and $2.2 million of tax expense for our Canadian subsidiary, partially offset by $2.1 million of federal income tax benefit. The primary component of the federal income tax benefit of $2.1 million is the result of tax loss carry backs. The benefit for income taxes for the year ended December 31, 2009 of $3.5 million consisted primarily of $5.5 million of federal income tax benefit and $1.6 million of state income tax benefit, offset by $3.6 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the years ended December 31, 2010 and 2009 is $0.7 million, for a permanent item relating to intangible amortization. These amounts have a 27.0% and 8.9% impact on the effective tax rate for the year ended December 31, 2010 and 2009, respectively. Our effective tax rate for the year ended December 31, 2010 is 1,107.0% compared with 44.8% for the year ended December 31, 2009.

While we have been forecasting sufficient U.S. book taxable income in future periods, we are currently in a three-year cumulative pretax book loss position in the United States.  In connection with the acquisition of triVIN we expect the amortization expense associated with the acquired intangibles will negatively impact our future U.S. income streams.  Due to the negative impact from the amortization expense associated with the acquired triVIN intangibles we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets for the year ended December 31, 2010.

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Years Ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,		Variance
	2009	2008	$ Amount	Percent
	(in thousands, except percentages)
Transaction services revenue	$94,406	$132,419	$(38,013)	(29)%
Subscription services revenue	114,931	94,690	20,241	21%
Other	16,289	15,597	692	4%

Total net revenue	$225,626	$242,706	$(17,080)	(7)%

     Total net revenue decreased $17.1 million, or 7%, to $225.6 million for the year ended December 31, 2009 from $242.7 million for the year ended December 31, 2008.

      Transaction Services Revenue. Transaction services revenue decreased $38.0 million, or 29%, to $94.4 million for the year ended December 31, 2009 from $132.4 million for the year ended December 31, 2008. The decrease in transaction revenue was due to the negative trends in the economy, including availability of credit and record low automobile sales. As seen in the table below, these negative trends adversely impacted many of our key business metrics for the year ended December 31, 2009 as compared to the same period in 2008, namely active lender to dealer relationships and transactions processed.

	Year Ended December 31,		Variance
	2009	2008	Amount	Percent
Average transaction price	$1.84	$1.66	$0.18	11%
Active lenders in our network as of end of period	823	733	90	12%
Active lender to dealer relationships (“LDRs”)	118,209	156,437	(38,228)	(24)%
Transactions processed (in thousands, except percentages)	51,402	79,655	(28,253)	(35)%

The volume of transactions processed through the DealerTrack network decreased 35% which resulted in a $46.9 million decline in revenue; this decrease was partially offset by a $9.3 million increase in revenue due to an 11% increase in our average transaction price. Contributing factors to the decrease in the number of transactions processed and the increase in average transaction price were the significant decrease in revenue generating credit bureau transactions which impacted the number of transactions, but did not materially impact revenue due to their low price point; a 24% decrease in the number of LDRs, and a 12% increase in lender customers active in our network who are generally lower transaction volume customers with a higher price per transaction. In addition, the tightening of the credit market together with the continual decline in vehicle sales, increased market share of captive lenders, and in particular captive lenders not on the DealerTrack network, and independent finance companies and credit unions collectively losing share, caused a meaningful impact on our transaction volume compared to historical levels. The decrease in LDRs was primarily due to lenders continuing to exit the auto financing market, lenders limiting the number of dealers they lend through and dealership closings.

Subscription Services Revenue. Subscription services revenue increased $20.2 million, or 21%, to $114.9 million for the year ended December 31, 2009 from $94.7 million for the year ended December 31, 2008. The increase in subscription revenue was due to the following changes in our key business metrics for the year ended December 31, 2009 as compared to the same period in 2008.

	Year Ended December 31,		Variance
	2009	2008	Amount	Percent
Average monthly spend per subscribing dealer	$676	$550	$126	23%
Subscribing dealers in our network as of end of the period	13,852	14,342	(490)	(3)%

The 23% increase in the average monthly spend per subscribing dealer contributed $21.3 million to subscription services revenue, offset by a decrease of $1.1 million related to the decline in the average number of subscribing dealer in our network. The increase in average monthly spend per subscribing dealer was positively impacted by the acquisition of AAX, and the continued success selling our DMS solution, including our ability to cross sell existing customers and by the cancellation of a disproportionate number of lower priced subscriptions as dealerships consolidated, went of business, or cut-costs. Subscription revenue includes $14.3 million related to acquired customers.

Other Revenue. Other revenue increased $0.7 million, or 4%, to $16.3 million for the year ended December 31, 2009 from $15.6 million for the year ended December 31, 2008. The $0.7 million increase was primarily due to a $1.7 million increase in forms programming, data conversion and training revenue from our DMS business, offset by a decrease of $0.4 million in revenue associated with our SCS business which we exited in February 2009 and a decrease in ALG consulting and analytical revenue of $0.5 million.

Operating Expenses

	Year Ended December 31,		Variance
	2009	2008	$ Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$113,875	$113,731	$144	0%
Product development	13,994	11,658	2,336	20%
Selling, general and administrative	108,707	110,265	(1,558)	(1)%

Total operating expenses	$236,576	$235,654	$922	0%

      Cost of Revenue. Cost of revenue increased $0.2 million to $113.9 million for the year ended December 31, 2009 from $113.7 million for the year ended December 31, 2008. The $0.2 million increase was primarily the result of increased bonus compensation of $2.7 million, increases in salary compensation and related benefits of $1.5 million related to the acquisition of AAX and $0.5 million primarily due to headcount additions, $0.4 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business, increased technology expense of $1.9 million which includes hosting expenses, technology support, and other consulting expenses, $0.6 million in software amortization and depreciation charges, $3.5 million in third party costs related to our compliance and inventory management solutions as a result of the acquisition of AAX, $0.9 million in compensation related to an increase in installation headcount and hardware costs associated with our DMS product offering, and $0.4 million in costs due to opening of a second processing facility in Memphis, Tennessee for our eDocs solution. These changes were partially offset by a decrease in salary compensation and related benefit costs of $2.6 million due to the sale of the SCS business in 2009, decrease in amortization of intangible assets of approximately $6.6 million resulting from fully amortized acquired intangibles, and an increase in amortization of intangible assets during the year ended December 31, 2008 of approximately $1.9 million related to an impaired application processing contract with a service provider where the remaining amortization was accelerated and recorded to cost of revenue. Additionally, there were decreases in revenue share expenses of $2.1 million, cost of revenue for eContracting of $0.5 million due to a decrease in revenue as a result of decreased volume, and $0.3 million in marketing expenses due to continued cost containment efforts.

Product Development Expenses. Product development expenses increased $2.3 million, or 20%, to $14.0 million for the year ended December 31, 2009 from $11.7 million for the year ended December 31, 2008. The $2.3 million increase was primarily a result of increased bonus compensation of $0.8 million, an increase of $0.2 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business, an increase of $1.9 million in salary compensation and related benefit costs related to the acquisition of AAX. These changes were partially offset by decreases in salary compensation and related benefits of $0.6 million related to the sale of the SCS business in 2009 and $0.4 million primarily due to a 5% reduction in base pay and no merit increases for employees in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million, or 1%, to $108.7 million for the year ended December 31, 2009 from $110.3 million for year ended December 31, 2008. The $1.6 million decrease in selling, general and administrative expenses was primarily the result of a decrease in professional fees of $6.6 million related primarily to litigation, a decrease in salary compensation and related benefits of $6.4 million primarily due to a 5% reduction in base pay and no merit increases for employees in 2009, a decrease of $1.9 million in marketing and travel related expenses due to continued cost containment efforts, a decrease of $2.1 million in bad debt expense, a decrease in accounting and other professional fees of $1.3 million, and a decrease of $0.6 million in public company costs related primarily to recruiting fees paid in 2008 to search for a new member for the board of directors, reduced compliance costs as a result of hiring internal resources and a decrease in printing related costs, a decrease of $0.8 million in stock-based compensation expense primarily due to cancellations during the year and a decrease in expense from our employee stock purchase plan during 2009. These changes were partially offset by a $6.1 million severance and stock-based compensation charge recorded during the first quarter of 2009 resulting from the realignment of our workforce and business. Additionally, there were increases in salary compensation and related benefits of $6.0 million related to the acquisition of AAX, bonus compensation of $1.8 million, $0.6 million in depreciation expense, $2.2 million of professional fees primarily due to an increase in deal-related costs resulting from the acquisition of AAX and another potential acquisition we decided not to complete, $0.8 million in selling and an increase of $1.0 million of contingent earn-out compensation expense relating to AutoStyleMart acquisition.

Interest Income

	Year Ended December 31,		Variance
	2009	2008	$ Amount	Percent
	(in thousands, except percentages)
Interest Income	$1,081	$4,720	$(3,639)	(77)%

     Interest income decreased $3.6 million to $1.1 million for the year ended December 31, 2009 from $4.7 million for the year ended December 31, 2008. The $3.6 million decrease is primarily related to the decrease in our weighted average interest rate to approximately 0.7% for the year ended December 31, 2009 from approximately 2.4% for the year ended December 31, 2008.

Other Income

	Year Ended December 31,		Variance
	2009	2008	$ Amount	Percent
	(in thousands, except percentages)
Other income	$844	$205	$639	312%

Other income increased $0.6 million to $0.8 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. The $0.6 million increase is primarily due to a reversal of a pre-acquisition sales tax liability. The contingency was resolved subsequent to the close of the purchase accounting allocation period, as such, the $0.6 million was recorded as other income in the 2009 consolidated statement of operations.

Realized Gain (Loss) on Securities

	Year Ended December 31,		Variance
	2009	2008	$ Amount	Percent
	(in thousands, except percentages)
Realized gain (loss) on securities	$1,393	$(5,956)	$7,349	123%

For the year ended December 31, 2009, the gain on securities of $1.4 million was primarily due to the sale of a portion of our investments in tax-advantaged preferred securities for approximately $2.1 million which resulted in a gain recorded in the statement of operations of approximately $0.9 million. For further information, please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

We measured the fair value of our auction rate securities at each of the quarters in 2008, and determined in the third and fourth quarters of 2008 that the valuation of certain of our auction rate securities had significantly declined from the previously reported amounts. As a result, we recognized a $6.0 million impairment charge during the year ended December 31, 2008.

Benefit from (Provision for) for Income Taxes, Net

	Year Ended December 31,		Variance
	2009	2008	$ Amount	Percent
	(in thousands, except percentages)
Benefit from (provision for) income taxes, net	$3,519	$(3,961)	$7,480	189%

The benefit for income taxes for the year ended December 31, 2009 of $3.5 million consisted primarily of $5.5 million of federal income tax benefit and $1.6 million of state income tax benefit, offset by $3.6 million of tax expense for our Canadian subsidiary. Included in our state income tax benefit for the year ended December 31, 2009 is $1.1 million, net of reserves of $0.3 million, for refunds receivable due to the filing of amended tax returns for certain states.  This had a 13.6% impact on the effective tax rate for the year ended December 31, 2009.  The provision for income taxes for the year ended December 31, 2008 of $4.0 million consisted primarily of $0.7 million of federal tax expense, $0.6 million of state income tax benefit, and $3.9 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the year ended December 31, 2009 and 2008 is $0.7 million and $1.2 million, respectively, for a permanent item relating to intangible amortization. These amounts had an 8.9% and 20.2% impact on the effective tax rate for the year ended December 31, 2009 and 2008, respectively. Our effective tax rate for the year ended December 31, 2009 was 44.8% compared with 69.5% for the year ended December 31, 2008. The primary reason for the variation in tax rates was the impairment loss on auction rate securities recorded during the year ended December 31, 2008.  No tax benefit was recorded with respect to the impairment loss recorded on the auction rate securities.  If such securities were sold and the losses were realized for tax purposes, the losses on such sales would be capital losses.  Capital losses generally may only be used to offset income from capital gains.  Since we did not anticipate any capital gains in the foreseeable future, no tax benefit was recorded with respect to the impairment losses as it was not more likely than not that tax benefits would ultimately be realized from such losses. A full valuation allowance was booked for the losses. Had it not been for the significant tax rate variation resulting from the impact of the impairment losses, our effective tax rate for the year ended December 31, 2008 would have been 34.0%. The primary reason for the increase in tax rate in 2009 compared to the 2008 rate excluding the impact of the impairment losses, was the impact of filing the amended income tax returns offset by the impact of rate changes on deferred taxes, tax return true-ups, effect of foreign repatriation, and a decrease in tax exempt or tax preferred income as a percentage of overall pre-tax income.

Quarterly Results of Operations

     The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters ended December 31, 2010. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
	(in thousands, except for share and per share data)
2010
Net revenue	$56,785	$61,907	$63,128	$62,006
Gross profit	26,068	30,642	31,444	31,602
Operating (loss) income	(4,938)	43	2,411	3,139
Net (loss) income	(2,451)	(117)	1,182	(26,447)
Basic net (loss) income per share applicable to common stockholders (1)	$(0.06)	$(0.00)	$0.03	$(0.65)
Diluted net (loss) income per share applicable to common stockholders (1)	$(0.06)	$(0.00)	$0.03	$(0.65)
Weighted average common stock outstanding (basic)	40,154,275	40,271,983	40,404,126	40,595,939
Weighted average shares common stock outstanding (diluted)	40,154,275	40,271,983	41,354,680	40,595,939

	First	Second	Third	Fourth
	Quarter (2)	Quarter	Quarter	Quarter
	(Unaudited)
	(in thousands, except for share and per share data)
2009
Net revenue	$55,700	$57,870	$58,809	$53,247
Gross profit	26,579	29,018	30,144	26,010
Operating (loss) income	(9,871)	224	1,282	(2,585)
Net (loss) income	(5,625)	2,187	(215)	(681)
Basic net (loss) income per share applicable to common stockholders (1)	$(0.14)	$0.05	$(0.01)	$(0.02)
Diluted net (loss) income per share applicable to common stockholders (1)	$(0.14)	$0.05	$(0.01)	$(0.02)
Weighted average common stock outstanding (basic)	39,095,730	39,499,313	39,705,553	39,787,985
Weighted average shares common stock outstanding (diluted)	39,095,730	40,458,174	39,705,553	39,787,985

(1)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(2)
Included in the first quarter of 2009 net loss is a restructuring cost of approximately $6.7 million, including approximately $3.9 million of net non-cash compensation expense, related to the realignment of our workforce and business on January 5, 2009. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2010 were $30.9 million, of which $27.7 million was in cash. We expect to finance our future liquidity needs through working capital and cash flows from operations, however future acquisitions or other strategic initiatives may require us to incur or seek additional financing. Additionally, we are currently negotiating a $125.0 million credit facility expected to be completed in the first quarter of 2011 for future acquisitions and general corporate expenses.

     As of December 31, 2010, we had $192.6 million of cash and cash equivalents, $0.5 million in short-term investments, $2.3 million in long-term investments and $200.9 million in working capital, as compared to $197.5 million of cash and cash equivalents, $1.5 million in short-term investments, $4.0 million in long-term investments and $191.9 million in working capital as of December 31, 2009.

Under the terms of a merger agreement with AutoStyleMart, Inc., entered into on August 1, 2007, we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational targets were probable of being achieved and recorded a liability of $1.0 million. The $1.0 million was deemed compensation for services, as payment was contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. Additional purchase consideration, if any, is not expected to be significant and will be recorded as compensation expense when the contingency is resolved.

On February 10, 2010, DealerTrack, Inc., entered into a strategic relationship with Ally.  Under the terms of the agreement, Ally was listed as a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million that was paid in May 2010.

On March 31, 2010, in connection with our DMS business, we entered into a non-cancellable equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software in 2011 totaling approximately $2.7 million, excluding applicable taxes. As of December 31, 2010, we have not accepted title or risk for loss of the aforementioned equipment or software.

During 2010, we began a project to implement an ERP system. In connection with the ERP project, in April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses and implementation consulting services. For the year ended December 31, 2010, external capital expenditures related to the ERP project were approximately $4.4 million and we expect to spend an additional estimated $3.3 million in 2011.

On January 31, 2011, we acquired triVIN for a purchase price of approximately $131.0 million in cash, net of acquired cash and a working capital adjustment. triVIN is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. This acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in 2010. We expect to expense an additional approximately $0.2 million of professional fees in the first quarter of 2011. We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the first quarter of 2011.

On February 1, 2011, we acquired the Automotive Information Center (“AIC”) price and specifications business from R.L. Polk & Co. for a purchase price of approximately $3.2 million in cash. This acquisition will allow our Data Services business to expand its customer base. We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the first quarter of 2011.

 The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$19,148	$45,467	$61,494
Net cash (used in) provided by investing activities	(28,208)	(8,283)	94,874
Net cash provided by (used in) financing activities	3,525	2,109	(47,816)

Operating Activities

Net cash provided by operating activities of $19.1 million for the year ended December 31, 2010 was primarily attributable to net loss of $27.8 million, which includes depreciation and amortization of $36.8 million, stock-based compensation expense of $11.2 million,  a provision for doubtful accounts and sales credits of $5.5 million, and a deferred tax provision of $29.2 million primarily due to a tax valuation allowance recorded during 2010, partially offset by a decrease in accounts payable and accrued expenses of $1.4 million, an increase in accounts receivable of $12.1 million due to an increase in both transaction and subscription revenue, a gain of $0.6 million realized on the sale of securities, a stock-based compensation windfall tax benefit of $1.7 million, and an increase in prepaid expenses and other assets of $9.6 million due to prepaid taxes of $6.7 million and Ally costs of $3.2 million, and an increase in other assets of $10.6 million due to the $15.0 million payment to Ally in May 2010. Net cash provided by operating activities of $45.5 million for the year ended December 31, 2009 was primarily attributable to net loss of $4.3 million, which includes depreciation and amortization of $35.1 million, stock-based compensation expense of $17.0 million, a provision for doubtful accounts and sales credits of $7.7 million, an increase in accounts payable and accrued expenses of $3.0 million, a decrease in prepaid expenses and other current assets of $3.7 million, partially offset by a deferred tax benefit of $7.3 million, an increase in accounts receivable of $6.3 million due to an increase in subscription revenues and the acquisition of AAX , a stock-based compensation windfall tax benefit of $0.7 million, a gain of $1.4 million realized on the sale or conversion of securities, a decrease in other long-term liabilities of $0.6 million, and a $0.6 million reversal of a pre-acquisition sales tax liability contingency resolved subsequent to the close of the purchase accounting allocation period. Net cash provided by operating activities of $61.5 million for the year ended December 31, 2008 was primarily attributable to net income of $1.7 million, which includes depreciation and amortization of $40.1 million, stock-based compensation expense of $14.0 million, a provision for doubtful accounts and sales credits of $9.6 million, an impairment recognized on auction rate securities of $6.0 million, an increase to deferred revenue and other current liabilities of $1.7 million, and an increase in other long-term liabilities of $1.5 million, partially offset by decreases in accounts payable and accrued expenses of $6.7 million, a deferred tax benefit of $2.1 million, a stock-based compensation windfall tax benefit of $0.4 million, an increase in prepaid expenses and other current assets of $2.9 million, and an increase in accounts receivable of $1.6 million.

 Investing Activities

     Net cash used in investing activities of $28.2 million for the year ended December 31, 2010 was primarily attributable to the payment for the acquisition of intangible assets of $3.0 million, capital expenditures of $10.8 million and capitalized software and website development costs of $16.9 million, partially offset by the net sale of short-term investments of $2.5 million. Net cash used in investing activities of $8.3 million for the year ended December 31, 2009 was primarily attributable to the sale of short-term investments of $44.6 million offset by the payment for the acquisition of AAX business and intangible assets of $30.9 million, the payment of the Curomax additional purchase consideration of $1.8 million, the payment of ALG additional purchase consideration of $1.9 million, capital expenditures of $5.4 million, capitalized software and website development costs of $13.0 million. Net cash provided by investing activities of $94.9 million for the year ended December 31, 2008 was primarily attributable to the net sale of investments of $115.8 million offset by capital expenditures of $6.5 million, capitalized software and website development costs of $8.6 million, and the payment for net assets acquired of $6.0 million.

Financing Activities

     Net cash provided by financing activities of $3.5 million for the year ended December 31, 2010 was primarily attributable to net proceeds received from the exercise of employee stock options of $2.3 million, employee stock purchases under our employee stock purchase plan of $0.7 million and a stock-based compensation windfall tax benefit of $1.7 million, partially offset by payment for shares surrendered for taxes of $0.6 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.5 million. Net cash provided by financing activities of $2.1 million for the year ended December 31, 2009 was primarily attributable to net proceeds received from the exercise of employee stock options of $2.2 million, employee stock purchases under our employee stock purchase plan of $0.9 million, and a stock-based compensation windfall tax benefit of $0.7 million, partially offset by payment for shares surrendered for taxes of $0.4 million related to restricted stock vesting, principal payments on notes payable of $0.8 million, and principal payments on capital lease obligations of $0.4 million. Net cash used in financing activities of $47.8 million for the year ended December 31, 2008 was primarily attributable to the repurchase of 3.0 million shares of common stock for an aggregate price of approximately $49.8 million, offset by net proceeds received from employee stock purchases under our employee stock purchase plan of $1.7 million and the exercise of employee stock options of $1.0 million.

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$29,620	$5,245	$9,310	$7,262	$7,803
Capital lease obligations	507	339	150	18	—
Purchase commitment	2,655	2,655

Total contractual cash obligation	$32,782	$8,239	$9,460	$7,280	$7,803

     Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.6 million as of December 31, 2010, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, if there is a change in control, we will also have a commitment to pay additional severance of $1.9 million as of December 31, 2010.

The total liability for the uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of December 31, 2010 and December 31, 2009, was $1.0 million and 0.8 million, respectively. Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2010 and December 31, 2009, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million and $47,000, respectively.

Please refer to the Liquidity and Capital Resources section for contractual obligations related to AutoStyleMart, Inc.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and to provide a gross presentation of the activities, including purchases, sales, issuances, and settlements, within the Level 3 rollforward. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 rollforward, which are effective for fiscal years beginning after December 15, 2010. The adoption of the new disclosure requirements applicable for our first quarter of 2010 did not have a material impact on our consolidated financial statements. We do not expect the full adoption of the guidance to have a material impact on our fair value measurement disclosures.

In December 2010, the FASB issued guidance to amend the disclosure requirements of supplementary pro forma information for business combinations. The guidance addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest Rate Exposure

     As of December 31, 2010, we had cash, cash equivalents, short-term and long-term investments of $195.3 million invested in money market instruments, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk. On January 31, 2011, we acquired triVIN for approximately $131.0 million in cash, net of acquired cash and a working capital adjustment, which will significantly reduce our future interest income.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results.  An interest rate fluctuation of 1% would have an effect of approximately $1.0 million, or $0.2 per share, on future reported operating results.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 17, 2011

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands,
	except share and per share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$192,563	$197,509
Investments	490	1,484
Accounts receivable, net of allowances of $3,258 and $2,677 as of December 31, 2010 and 2009, respectively	24,273	17,478
Prepaid expenses and other current assets	17,929	9,620

Total current assets	235,255	226,091
Investments — long-term	2,254	3,971
Property and equipment, net	18,875	13,514
Software and website developments costs, net	29,875	21,158
Intangible assets, net	23,163	41,604
Goodwill	136,408	134,747
Deferred tax assets – long-term	1,015	29,699
Other assets — long-term	12,118	1,543

Total assets	$458,963	$472,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,241	$3,919
Accrued compensation and benefits	10,823	11,717
Accrued liabilities — other	12,511	11,324
Deferred revenues	5,010	4,992
Deferred tax liability	411	—
Due to acquirees	—	1,820
Capital leases payable	317	425

Total current liabilities	34,313	34,197

Capital leases payable — long-term	165	281
Deferred tax liabilities — long-term	9,488	11,083
Deferred revenues — long-term	3,254	3,299
Other liabilities — long-term	2,826	2,581

Total liabilities	50,046	51,441

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 43,748,237 shares issued and 40,673,042 shares outstanding as of December 31, 2010; and 43,469,945 shares issued and 40,430,330 shares outstanding as of December 31, 2009	437	435
Treasury stock, at cost, 3,075,195 and 3,039,615 shares as of December 31, 2010 and 2009, respectively	(51,083)	(50,440)
Additional paid-in capital	463,614	448,816
Accumulated other comprehensive income	7,858	6,151
(Accumulated deficit) retained earnings	(11,909)	15,924

Total stockholders’ equity	408,917	420,886

Total liabilities and stockholders’ equity	$458,963	$472,327

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share and share amounts)
Revenue
Net revenue	$243,826	$225,626	$242,706

Operating expenses :
Cost of revenue (1)	124,070	113,875	113,731
Product development (1)	13,386	13,994	11,658
Selling, general and administrative (1)	105,715	108,707	110,265

Total operating expenses	243,171	236,576	235,654

Income (loss) from operations	655	(10,950)	7,052
Interest income	525	1,081	4,720
Interest expense	(175)	(221)	(324)
Other income	1,177	844	205
Realized gain (loss) on securities (Note 3)	582	1,393	(5,956)

Income (loss) before (provision for) benefit from income taxes	2,764	(7,853)	5,697
(Provision for) benefit from income taxes, net	(30,597)	3,519	(3,961)

Net (loss) income	$(27,833)	$(4,334)	$1,736

Basic net (loss) income per share applicable to common stockholders (2)	$(0.69)	$(0.11)	$0.04
Diluted net (loss) income per share applicable to common stockholders (2)	$(0.69)	$(0.11)	$0.04
Weighted average common stock outstanding (basic)	40,322,939	39,524,544	40,461,896
Weighted average common stock outstanding (diluted)	40,322,939	39,524,544	41,538,379

(1)	Stock-based compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 was classified as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cost of revenue	$1,640	$2,354	$2,497
Product development	614	755	712
Selling, general and administrative	8,979	13,880	10,782

Included in stock-based compensation expense for the year ended December 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, which was primarily allocated to selling, general. and administrative expenses. For further information, please refer to Note 15.

(2)
Earnings per share data presented for the year ended December 31, 2008 had been retroactively adjusted to conform to the provisions of ASC Topic 260, Earnings Per Share, which did not have a significant impact on our historical earnings per share calculation. For further information, please refer to Note 2.

The accompanying notes are an integral part of these financial statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities:
Net (loss) income	$(27,833)	$(4,334)	$1,736
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,753	35,060	40,076
Deferred tax provision (benefit)	29,174	(7,262)	(2,051)
Stock-based compensation expense	11,233	16,989	13,991
Provision for doubtful accounts and sales credits	5,488	7,698	9,639
Loss (gain) on sale of property and equipment	23	(184)	—
Reversal of pre-acquisition accrued contingency	—	(609)	—
Amortization of bond premium	—	55	132
Amortization of deferred interest	68	152	178
Deferred compensation	—	300	264
Amortization of bank financing costs	—	—	30
Stock-based compensation windfall tax benefit	(1,714)	(673)	(418)
Realized (gain) loss on securities	(582)	(1,393)	5,956
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,059)	(6,342)	(1,634)
Prepaid expenses and other current assets	(9,627)	3,725	(2,928)
Accounts payable and accrued expenses	(1,403)	3,025	(6,678)
Deferred revenue	7	14	1,650
Other liabilities — long-term	(1)	(642)	1,501
Deferred rent	195	145	473
Other assets — long-term	(10,574)	(257)	(423)

Net cash provided by operating activities	19,148	45,467	61,494

Investing activities:
Capital expenditures	(10,801)	(5,360)	(6,502)
Restricted cash	—	142	149
Purchase of investments	—	—	(549,159)
Sale of investments	2,519	44,569	664,932
Capitalized software and website development costs	(16,899)	(13,021)	(8,560)
Proceeds from sale of property and equipment	1	109	3
Payment for acquisition of business and intangible assets, net of acquired cash	(3,028)	(34,722)	(5,989)

Net cash (used in) provided by investing activities	(28,208)	(8,283)	94,874

Financing activities:
Principal payments on capital lease obligations	(513)	(414)	(742)
Proceeds from the exercise of employee stock options	2,270	2,202	951
Proceeds from employee stock purchase plan	697	875	1,691
Purchase of treasury stock	(643)	(379)	(49,922)
Principal payments on notes payable	—	(848)	(212)
Stock-based compensation windfall tax benefit	1,714	673	418

Net cash provided by (used in) financing activities	3,525	2,109	(47,816)

Net (decrease) increase in cash and cash equivalents	(5,535)	39,293	108,552
Effect of exchange rate changes on cash and cash equivalents	589	2,760	(3,660)
Cash and cash equivalents, beginning of year	197,509	155,456	50,564

Cash and cash equivalents, end of year	$192,563	$197,509	$155,456

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Supplemental disclosure:
Cash paid for:
Income taxes	$6,776	$4,961	$6,995
Interest	57	60	128
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	2,872	2,515	795
Assets acquired under capital leases	289	307	—
Capitalized stock-based compensation	77	133	59
Asset sale through note receivable	—	500	—
Deferred compensation reversal to equity	—	300	264
Acquisition of capitalized software through note payable	—	—	867
Payable for acquired intangible assets	—	—	500

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

									Accumulated
					Common Stock,		Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Earnings	Equity	Income
	(in thousands, except share amounts)
Balance as of January 1, 2008	—	$—	42,556,925	$426	4,202	$(139)	$413,428	$(2,056)	$8,181	$18,522	$438,362	$—
Exercise of stock options	—	—	102,182	1	—	—	950	—	—	—	951
Directors deferred compensation stock units	—	—	17,638	—	—	—	264	—	—	—	264
Issuances of common stock under employee stock purchase plan	—	—	123,587	1	—	—	1,690	—	—	—	1,691
Compensation expense related to employee stock purchase plan	—	—	—	—	—	—	299	—	—	—	299
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	(1)	—	—	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(10,926)	—	(10,926)	(10,926)
Treasury stock	—	—	—	—	3,003,919	(49,922)		—	—	—	(49,922)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	15	—	15	15
Issuance of restricted common stock grants	—	—	49,357	—	—	—	—	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	1,196	—	—	1,196
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	7,191	—	—	—	7,191
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	342	—	—	342
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	5,022	—	—	—	5,022
Options and restricted common stock cancellations	—	—	(7,952)	—	—	—	(72)	72	—	—	—
Net income	—	—	—	—	—	—	—	—	—	1,736	1,736	1,736

Comprehensive income												$18,721

Balance as of December 31, 2008	—	$—	42,841,737	$428	3,008,121	$(50,061)	$428,771	$(446)	$(2,730)	$20,258	$396,220

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

									Accumulated
					Common Stock,		Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Equity	Income
	(in thousands, except share amounts)
Exercise of stock options	—	$—	592,964	$6	—	$—	$2,196	$—	$—	$—	$2,202	$
Directors deferred compensation stock units	—	—	18,097	—	—	—	300	—	—	—	300
Issuances of common stock under employee stock purchase plan	—	—	61,595	1	—	—	874	—	—	—	875
Compensation expense related to employee stock purchase plan	—	—	—	—	—	—	60	—	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,928	—	7,928	7,928
Treasury stock	—	—	—	—	31,494	(379)		—	—	—	(379)
Unrealized gain on auction rate securities	—	—	—	—	—	—	—	—	968	—	968	968
Reversal of unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	(15)	—	(15)	(15)
Issuance of restricted common stock grants	—	—	61,243	1	—	—	(1)	—	—	—	—
Stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	280	—	—	280
Stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	10,314	—	—	—	10,314
Restricted common stock-based compensation expense (APB 25)	—	—	—	—	—	—	—	118	—	—	118
Restricted common stock-based compensation expense (FAS 123(R))	—	—	—	—	—	—	6,350	—	—	—	6,350
Options and restricted common stock cancellations	—	—	(105,691)	(1)	—	—	(48)	48	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(4,334)	(4,334)	(4,334)

Comprehensive income												$23,268

Balance as of December 31, 2009	—	$—	43,469,945	$435	3,039,615	$(50,440)	$448,816	$—	$6,151	$15,924	$420,886

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

									Accumulated
					Common Stock,		Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		In Treasury		Paid-In	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Loss
	(in thousands, except share amounts)
Exercise of stock options	—	$—	372,269	$3	—	$—	$2,267	$—	$—	$—	$2,270	$
Expired stock options							(841)				(841)
Issuances of common stock under employee stock purchase plan	—	—	42,098	—	—	—	697	—	—	—	697
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	—	—	1,364	—	—	—	1,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,481	—	2,481	2,481
Treasury stock	—	—	—	—	35,580	(643)		—	—	—	(643)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(185)	—	(185)	(185)
Reversal of unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	(589)	—	(589)	(589)
Issuance of restricted common stock grants	—	—	169,728	2	—	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,809	—	—	—	5,809
Restricted common stock-based compensation expense	—	—	—	—	—	—	5,501	—	—	—	5,501
Restricted common stock cancellations	—	—	(305,803)	(3)	—	—	3	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(27,833)	(27,833)	(27,833)

Comprehensive loss												$(2,858)

Balance as of December 31, 2010	—	$—	43,748,237	$437	3,075,195	$(51,083)	$463,614	$—	$7,858	$(11,909)	$408,917

The accompanying notes are an integral part of these financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

    Business Description

     DealerTrack’s intuitive and high-value software solutions enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting approximately 17,000 dealers with over 950 lenders. Our dealer management system (“DMS”) provides dealers with easy-to-use tools with real-time data access that will streamline any automotive business. Dealers using DealerTrack AAX get the inventory management tools and services needed to accelerate turns and increase profits. Our sales and finance & insurance (“F&I”) solution enables dealers to streamline the entire sales process while structuring all types of deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack’s family of companies also includes data and consulting services providers ALG and Chrome Systems.

    Basis of Presentation

     The consolidated financial statements of DealerTrack Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements include the accounts of DealerTrack Holdings, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2. Summary of Significant Accounting Policies

      Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     On an on-going basis, we evaluate our estimates, including those related to the accounts receivable allowance, the fair value of financial assets, acquired intangible assets, goodwill, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software and website development costs; assumptions used to calculate stock-based compensation including volatility, expected life and forfeiture rate; and income taxes (including recoverability of deferred taxes), among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

    Revenue Recognition

      Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket, accessory and credit report providers, for each fee-bearing product accessed by dealers.

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

      Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically. These subscription services are typically sold based upon contracts that include fixed or determinable prices and that do not include the right of return or other similar provisions or significant post service obligations. We recognize revenue from such contracts ratably over the contract period. We recognize set-up fees, if any, ratably over the expected customer relationship of three years. For contracts that contain two or more products or services, we recognize revenue in accordance with the above policy using relative fair value when the delivered product has stand alone value.

Other Revenue.  Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned from our inventory management solution. Other revenue is recognized upon performance.

     Our revenue is presented net of a provision for sales credits, which is estimated based on historical results, and established in the period in which services are provided.

    Shipping Costs

     Shipping charges billed to customers are included in net revenue and the related shipping costs are included in cost of revenue.

    Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturity of three months or less.

    Short-term and long-term Investments

     Short-term and long-term investments as of December 31, 2010 and 2009 consist of auction rate securities that are invested in tax-exempt state government obligations and tax-advantaged preferred securities. We classify investment securities as available for sale and report them at fair value. For the year ended December 31, 2010, there were unrealized losses of $0.2 million, and for the years ended December 31, 2009 and 2008, there were unrealized gains of $1.0 million, and $15,000, respectively, which is included in accumulated other comprehensive income. For further information regarding the fair value measurements of our investments, please refer to Note 3.

    Translation of Non-U.S. Currencies

     We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were not material for the years ended December 31, 2010, 2009 and 2008.

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

Software and Website Development Costs and Amortization

     We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to five years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $29.9 million and $21.2 million as of December 31, 2010 and 2009, respectively. Amortization expense totaled $9.7 million, $7.6 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

    Goodwill, Intangibles and Long-lived Assets

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2010 and 2009 did not indicate any impairment of our goodwill. As of October 1, 2010, our market capitalization was approximately $689 million compared to our book value, including goodwill, of approximately $430 million. As of October 1, 2009, our market capitalization was approximately $750 million compared to our book value, including goodwill, of approximately $418 million.

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
▪
the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, and the number of dealers within our network;

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

Income Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to cumulative U.S. book losses in current and recent years and uncertainty as to the extent and timing of profitability in future years management has recorded a full valuation allowance as of December 31, 2010 on our U.S. net deferred tax assets excluding deferred tax liabilities related to indefinite-lived assets. For further information please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The total liability for the uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of December 31, 2010 and December 31, 2009, was $1.0 million and $0.8 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2010 and December 31, 2009, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million and $47,000, respectively.

Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.0 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Concentration of Credit Risk

     Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and receivables from clients. We place our cash, cash equivalents, short-term and long-term investments with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition. As of December 31, 2010 and 2009, no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2010, no customer accounted for more than 10% of our revenue.

     Our revenue is generated from customers associated with the automotive industry.

    Net (Loss) Income per Share

     We compute net (loss) income per share in accordance with FASB ASC Topic 260, Earnings Per Share, (“ASC Topic 260”). Under ASC Topic 260, stock-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. Our nonvested restricted common stock, which includes our long-term incentive equity awards, are considered participating securities since the stock-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest and, therefore, have been included in the denominator of both the basic and diluted earnings per share calculations.

Basic earnings per share is calculated by dividing net (loss) income, adjusted for amounts allocated to participating securities under two-class method, if applicable, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. Diluted earnings per share is calculated by dividing net (loss) income, adjusted for amounts allocated to participating securities under two-class method, if applicable, by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

     The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2010, 2009, and 2008, (in thousands, except share and per share amounts):

	December 31,
	2010	2009	2008
Numerator:
Net (loss) income	$(27,833)	$(4,334)	$1,736
Net income allocated to participating securities under two-class method (2)	—	—	(36)
Net (loss) income applicable to common stockholders	$(27,833)	$(4,334)	$1,700

Denominator:
Weighted average common stock outstanding (basic)	40,322,939	39,524,544	40,461,896
Common equivalent shares from options to purchase common stock and restricted common stock units (1)	—	—	1,076,483

Weighted average common stock outstanding (diluted)	40,322,939	39,524,544	41,538,379

Basic net (loss) income per share applicable to common stockholders (2)	$(0.69)	$(0.11)	$0.04

Diluted net (loss) income per share applicable to common stockholders (2)	$(0.69)	$(0.11)	$0.04

     The following is a summary of the weighted securities outstanding during the years ended December 31, 2010, 2009, and 2008, that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive:

	December 31,
	2010	2009	2008
Stock options	4,815,508	4,292,789	2,252,509
Restricted stock units (1)	804,895	629,041	—
Performance stock units	48,240	—	—

Total antidilutive awards	5,668,643	4,921,830	2,252,509

(1)
Our restricted common stock units are not considered participating securities since they do not contain a non-forfeitable right to dividends and have, therefore, not been included in the denominator for basic earnings per share calculations.

(2)
Earnings per share data for the year ended December 31, 2008 had been retroactively adjusted to conform to the provisions of ASC Topic 260, which did not have a significant impact on our historical earnings per share calculation. Additionally, as the two-step method does not allocate losses to participating securities there is no allocation for 2009 and 2010.

 Stock-Based Compensation Expense and Assumptions

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We have four types of stock-based compensation programs: stock options, restricted common stock, restricted stock units and performance stock units.

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31,
	2010	2009	2008
Stock options	$5,732	$10,535	$8,630
Restricted common stock (1)	1,670	4,599	5,361
Restricted stock units	3,354	1,855	—
Performance stock units (2)	477	—	—

Total stock-based compensation expense (3)	$11,233	$16,989	$13,991

(1)
Awards granted under the Long-Term Incentive Plan (“LTIP”) consisted of restricted common stock.  Each individual’s total award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization (“EBITDA Performance Award”) and 50% to the market value of our common stock (“Market Value Award”).  For further information regarding our stock-based compensation plans, please refer to Note 11.

The expense recorded to restricted common stock includes expense related to the EBITDA Performance Award and the Market Value Award for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
EBITDA Performance Award	$40	$486	$682
Market Value Award	45	258	750

Total	$85	$744	$1,432

(2)
Performance stock units granted to certain executive officers consisted of restricted stock units.  Each individual’s total award was allocated 50% to achieving adjusted net income (“ANI”) targets for the year ended December 31, 2010 (“ANI Performance Award”) and 50% to the total shareholder return (“TSR”) of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2010, 2011 and 2012 (“TSR Performance Award”). For further information regarding our stock-based compensation plans, please refer to Note 11.

The expense recorded to performance stock units includes expense related to the ANI Performance Award and the TSR Performance Award for the year ended December 31, 2010 is as follows (in thousands):

December 31, 2010
ANI Performance Award	$157
TSR Performance Award	320

Total	$477

(3)
Included in stock-based compensation expense for the year ended December 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business, please refer to Note 15.

The income tax benefit related to stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, was $4.0 million (offset by a full valuation allowance), $6.2 million and $5.0 million, respectively.

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted common stock, restricted stock units and performance stock units is presented below:

		Weighted
	Unamortized	Average
	Stock -Based	Remaining
	Compensation Expense (in thousands)	Amortization Period (in years)
Stock options	$8,522	2.39
Restricted common stock	$311	0.53
Restricted stock units	$8,508	2.55
Performance stock units	$1,220	2.09

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of the stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of expected options, restricted stock units, restricted common stock or performance stock units that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards.

Expected Life

Due to our limited public company history, the expected life for stock-based awards granted before December 31, 2007 was determined based on the “simplified” method under the provisions of ASC Topic 718-10, Compensation – Stock Compensation. Beginning with options granted in 2008 the expected life was determined based upon the experience of similar entities whose shares are publicly traded, with the exception of options granted under the Stock Option Exchange Program (“SOEP”). We continue to apply this expected life methodology to future award grants.

The expected life under the SOEP was determined with the assistance of  an independent third party by means of Monte-Carlo simulations of future stock price based upon “in-the-money”, vesting schedule, contractual term, current life to date and applied an annual termination rate (after vesting) to the outstanding options in the simulation to reflect the probability of exercise behavior. For further information on the SOEP, please refer to Note 11.

Expected Stock Price Volatility

Due to our limited public company history, the expected volatility for stock-based awards granted before September 2009 was determined based on the expected volatility of similar entities whose shares are publicly traded. Beginning in September 2009, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly traded. We continued to apply this volatility methodology to future award grants.

Risk-Free Interest Rate and Dividend Yield

The risk-free interest rates used for all stock-based awards granted were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.

The expected dividend yield is not applicable to any stock-based awards granted as we have not paid any dividends and intend to retain any future earnings for use in our business.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date, with the exception of options granted under the SOEP. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise. Exchanged options granted under the SOEP will vest 25% after six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options grant date each month thereafter.

Restricted Common Stock and Restricted Stock Unit Vesting Requirements

Restricted common stock and restricted stock unit’s granted are generally subject to an annual cliff vest of four years (one year for directors) from the vesting commencement date, with the exception of the LTIP and performance stock unit awards (noted below).

LTIP and Performance Stock Unit Vesting Requirements

The LTIP awards were earned upon the achievement of EBITDA and market-based targets for the fiscal years 2007, 2008 and 2009 and the grantee’s continuous employment in active service until January 31, 2010.

The performance stock unit awards are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until January 31, 2013.

For the year ended December 31, 2010, 2009 and 2008, the fair market value of each share-based award grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	December 31,
	2010	2009	2008
Expected volatility	50.3%	48.6 – 51.6%	47.0 – 48.6%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.18	4.18 – 4.47	4.33 – 4.47
Risk-free interest rate	0.94 – 1.91%	1.62 – 2.12%	2.35 – 3.14%
Weighted-average fair value of stock options granted	$6.32	$5.79	$9.61
Weighted-average fair value of restricted common stock granted	—	$15.43	$19.91
Weighted-average fair value of restricted stock units granted	$15.30	$12.03	—

 The fair value of the EBITDA Performance Award has been estimated on the date of grant using a Black-Scholes valuation pricing model with the following weighted-average assumptions:

	July 21, 2007	November 2, 2006	August 2, 2006
Expected volatility	47.0%	40.0%	40.0%
Expected dividend yield	0%	0%	0%%
Expected life (in years)	2.37%	3.16	3.42
Risk-free interest rate	4.43%	4.91%	4.99%
Weighted-average fair value of EBITDA Performance Award	$38.01	$25.39	$18.95

     The fair value of the Market Value Award has been estimated on the date of grant using a binomial lattice-based valuation pricing model with the following weighted-average assumptions:

	July 21, 2007	November 2, 2006	August 2, 2006
Expected volatility	47.0%	40.0%	40.0%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.37	1.16-3.16	1.41-3.42
Risk-free interest rate	4.43%	4.55-4.91%	4.83-4.99%
Weighted-average fair value of Market Value Award	$29.77	$15.86	$7.49

The fair value of the ANI Performance Award has been estimated on the date of grant using a Black-Scholes valuation pricing model with the following weighted-average assumptions

Expected volatility	50.3%
Expected dividend yield	0%
Expected life (in years)	4.18
Risk-free interest rate	1.33%
Weighted-average fair value of ANI Performance Award	$16.91

The fair value of the TSR Award has been estimated on the date of grant using a binomial lattice-based valuation pricing model with the following weighted-average assumptions:

Expected volatility	50.3%
Expected dividend yield	0%
Expected life (in years)	4.18
Risk-free interest rate	1.33%
Weighted-average fair value of TSR Award	$17.52

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

For further information on our stock-based compensation programs, please refer to Note 11.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and to provide a gross presentation of the activities, including purchases, sales, issuances, and settlements, within the Level 3 rollforward. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 rollforward, which are effective for fiscal years beginning after December 15, 2010. The adoption of the new disclosure requirements applicable for our first quarter of 2010 did not have a material impact on our consolidated financial statements. We do not expect the full adoption of the guidance to have a material impact on our fair value measurement disclosures.

In December 2010, the FASB issued guidance to amend the disclosure requirements of supplementary pro forma information for business combinations. The guidance addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Financial assets measured at fair value on a recurring basis include the following as of December 31, 2010 and 2009 (in thousands):

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (3) (4)	40	—	450	490
Long-term investments (5)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Cash equivalents (1) (2)	$163,615	$—	$—	$163,615
Short-term investments (3)	1,484	—	—	1,484
Long-term investments (4)(5)	—	—	3,971	3,971

Total	$165,099	$—	$3,971	$169,070

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
In our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, Level 1 cash equivalents of approximately $163.6 million as of December 31, 2009 was revised from $127.6 million as previously disclosed in the fair value measurements footnoted in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010 to reflect the inclusion of a money market account held at December 31, 2009 that was incorrectly omitted from our original footnote disclosure. Amounts classified as cash and cash equivalent on our audited balance sheet at December 31, 2009 were correctly stated.

(3)
As of December 31, 2010 and 2009, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of underlying securities. During the year ended December 31, 2010, we sold a portion of our Level 1 investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

(4)
Level 3 investments include an auction rate security (“ARS”) invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets, and $1.6 million, or 0.3% of our total assets, as of December 31, 2010 and 2009, respectively. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity. As of December 31, 2009, we have classified this as long-term due to the maturity date of the security being September 2011, coupled with ongoing failed auctions in the marketplace. As of December 31, 2010, this security was re-classified to short-term due to the maturity date of September 2011. In October 2010, approximately $1.1 million of this security was redeemed by the issuer at par.

(5)
Level 3 long-term investments include a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of our total assets and $2.4 million, or 0.5% of our total assets, as of December 31, 2010 and 2009, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.

A reconciliation of the beginning and ending balances of Level 3 investments as of December 31, 2009 and 2010, is as follows (in thousands):

Balance as of January 1, 2009	$1,550
Reclassification from Level 2 investments to Level 3 investments (6)	1,360
Realized gain on securities included in the statement of operations (6)	716
Unrealized gain on securities recorded in other comprehensive income (6)	345
Balance as of December 31, 2009	$3,971
Unrealized loss on securities recorded in other comprehensive income (6)	(167)
Partial redemption of auction rate security (4)	(1,100)
Balance as of December 31, 2010	$2,704

(6)
Level 2 investments in certain tax-advantaged preferred stock trusts held as of January 1, 2009 dissolved and the underlying preferred stock investments were distributed during 2009. As a result of these dissolutions, we measured the fair value of the Level 3 long-term tax-advantaged preferred stock on the distribution date and determined that the value increased from $1.4 million as of December 31, 2008 to $2.1 million on the distribution date and as a result we recorded a realized gain in the statement of operations of $0.7 million. Subsequent to the trust dissolution, we re-measured the fair value on December 31, 2009 and 2010 and determined that the value had increased and recorded a gain in other comprehensive income of $0.3 million and approximately $0.2 million, respectively. The total value of the tax-advantaged preferred stock of a financial institution included in the $4.0 million of Level 3 investments as of December 31, 2009 is $2.4 million. The total value of the tax-advantaged preferred stock of a financial institution included in the $2.7 million of Level 3 investments as of December 31, 2010 is $2.3 million.

2008 Other-than-temporary impairment charge

During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge related to certain ARS invested in tax-advantaged preferred stock trusts in which the underlying equities are preferred stock. Based upon our assessment we reduced the fair value of the investments in the preferred stock from $9.6 million to $3.7 million and recorded an other-than-temporary charge of $6.0 million to earnings. These ARS were associated with failed auctions.

4. Business Combinations

AAX Acquisition

On January 23, 2009, we acquired the AAX® suite of inventory management solutions and other assets, including without limitation all of the capital stock of AAX (collectively, AAX), from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million (net of a purchase price adjustment of $1.7 million, which is discussed below). For the year ended December 31, 2009, we expensed approximately $0.5 million of professional fees associated with this acquisition, which is classified in selling, general and administrative expenses.

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

Certain acquired intangibles in our AAX acquisition are being amortized using an accelerated method of amortization.  In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the total expected cash flows over the estimated life of the asset.  We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period.  Based on the nature of the asset and how the asset is valued in purchase accounting, we believe that this method better approximates the distribution of cash flows generated by the acquired intangible asset.  We will also continue to use the straight line method for certain intangible assets if there is no better pattern in which the asset’s economic benefits are consumed or otherwise used up.

The results of AAX were included in our consolidated statement of operations from the date of acquisition. AAX revenue for 2009 was $18.4 million. We are unable to provide AAX earnings since acquisition since we do not have stand-alone earnings reporting for AAX.

Under the terms of the purchase agreement the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of any future products or services of DealerTrack. These service credits expire on January 23, 2013. The service credits are being recorded as a reduction in revenue as they are utilized. As of December 31, 2010, approximately $0.2 million of the service credits have been utilized by the seller.

AutoStyleMart, Inc. (“ASM”) Contingent Purchase Price

Under the terms of a merger agreement with ASM, entered into on August 1, 2007, we have a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational targets were probable of being achieved and recorded a liability of $1.0 million. The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010. Additional purchase consideration, if any, is not expected to be significant and will be recorded as compensation expense when the contingency is resolved.

Automotive Lease Guide (“ALG”) Purchase Price Adjustment

In connection with the purchase of ALG on May 25, 2005, we had a contractual agreement with the seller to pay an additional $0.8 million per year for 2006 through 2010. During the year ended December 31, 2010, we made the final payment of $0.8 million relating to this agreement. There was additional contingent consideration of up to $11.3 million that could be paid contingent upon future increases in revenue of ALG and another one of our subsidiaries through December 2009. The total amount of contingent consideration paid or accrued as of December 31, 2010 was $3.1 million, of which, the final payment of $1.1 million was accrued in 2009 and paid in the first quarter of 2010. The additional purchase price consideration was recorded as goodwill in the applicable period on our consolidated balance sheet.

5. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful
	Life	December 31,
	(in years)	2010	2009
Computer equipment	3 - 5	$32,525	$22,662
Office equipment	5	3,784	3,550
Furniture and fixtures	5	3,378	3,343
Leasehold improvements	3 -13	3,361	3,188

Total property and equipment, gross		43,048	32,743
Less: Accumulated depreciation and amortization		(24,173)	(19,229)

Total property and equipment, net		$18,875	$13,514

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
Depreciation and amortization expense	$7,621	$7,126	$5,884

6. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(in years)
Customer contracts	$37,028	$(30,283)	$40,352	$(24,769)	2-7
Database	13,292	(12,421)	13,825	(10,945)	3-6
Trade names	10,601	(6,135)	12,510	(6,924)	2-10
Technology	27,543	(16,991)	27,170	(11,110)	1-5
Non-compete agreements	1,389	(860)	6,585	(5,090)	3-5

Total	$89,853	$(66,690)	$100,442	$(58,838)

Amortization expense related to intangibles for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
Intangible amortization expense	$19,424	$20,341	$26,781

     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the December 31, 2010 book value, as follows (in thousands):

2011	$10,913
2012	5,803
2013	3,744
2014	1,840
2015	863
Thereafter	—

Total	$23,163

During May 2006, as a part of our acquisition of Global Fax, LLC, we recorded an intangible asset of $4.4 million related to an application processing contract with a service provider. During the fourth quarter of 2008, we were notified by the service provider that they would be cancelling their contract and as such management concluded that this asset was impaired and accelerated the remaining amortization of approximately $1.9 million to cost of revenue.

7. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 is as follows (in thousands):

Balance as of January 1, 2009	$114,886
Acquisition of AAX (Note 4)	15,348
Impact of change in Canadian dollar exchange rate	3,587
Purchase price adjustment – ALG (Note 4)	1,126
Other	(200)
Balance as of December 31, 2009	$134,747
Impact of change in Canadian dollar exchange rate	1,301
Other	360

Balance as of December 31, 2010	$136,408

8. Accrued Liabilities - Other

Following is a summary of the components of other accrued liabilities (in thousands):

	December 31,
	2010	2009
Customer deposits	$2,398	$2,357
Professional fees	2,178	2,280
Computer equipment	1,693	21
Software licenses	1,262	1,325
Sales taxes	1,102	883
Revenue share	1,043	1,284
Other	2,835	3,174

Total accrued liabilities - other	$12,511	$11,324

9. Retirement Plans

At December 31, 2010, we maintained two retirement plans in which employees are eligible to participate.

U.S. employees are eligible to participate in a 401(k) plan which covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Effective April 1, 2009, we discontinued new matching contributions to the plan. As of December 31, 2009, we elected to make a 1% matching contribution on eligible earnings under the 401(k) plan. Effective January 1, 2010, we reinstated the employer matching contributions to the 401(k) plan. In addition, at December 31, 2010, we elected to make an additional matching contribution covering all employees who were active participants on the last day of the plan year in the amount of $0.5 million, or approximately 70% of matching contributions made during the year. Total contributions under the plan for the years ended December 31, 2010, 2009 and 2008 were $1.3 million, $1.0 million and $1.5 million, respectively.

Canadian employees are eligible to participate in a registered retirement savings plan (“RRSP”) which covers all full time employees. Under the provisions of the RRSP, we are required to match 100% of employee contributions to the plan up to 6% of eligible earnings. Our contributions under the RRSP for the years ended December 31, 2010, 2009 and 2008 were $0.6 million, $0.3 million and $0.5 million respectively.

10. Income Taxes

The components of our income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
United States	$(2,375)	$(16,676)	$(2,467)
Canada	5,139	8,823	8,164

Total income (loss) before taxes	$2,764	$(7,853)	$5,697

The components of our (provision for) benefit from income taxes for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
Current tax:
Federal	$1,476	$(383)	$(2,440)
State and local	(810)	1,066	(290)
Canada	(2,089)	(4,426)	(3,283)

Total current tax	(1,423)	(3,743)	(6,013)

Deferred tax:
Federal	(27,759)	5,915	1,783
State and local	(1,306)	498	913
Canada	(109)	849	(644)

Total deferred tax	(29,174)	7,262	2,052

(Provision for) benefit from income taxes, net	$(30,597)	$3,519	$(3,961)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse. During the year ended December 31, 2010, due to cumulative U.S. book losses and anticipated insufficient taxable income management determined the need for a full valuation allowance, and recorded it against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets.

Deferred tax assets and liabilities as of December 31, 2010 and 2009 consisted of the amounts shown below:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,497	$3,363
Depreciation and amortization	—	77
Deferred compensation	14,740	15,438
Acquired intangibles	17,600	4,973
Tax credits	1,938	1,367
Impairment loss	1,141	1,135
Other	3,361	4,290

Total deferred tax assets	42,277	30,643

Deferred tax liabilities:
Acquired Intangibles	(11,324)	(738)
Capitalized software and website development	(4,484)	(3,564)
Depreciation and amortization	(12)	—
Other	(2,574)	(1,088)

Total deferred tax assets, net	23,883	25,253
Deferred tax asset valuation allowance	(32,637)	(3,862)

Total Deferred tax (liabilities) assets, net	$(8,754)	$21,391

As of December 31, 2010, our $23.9 million net deferred tax asset is the result of temporary differences between book and tax accounting.  These temporary differences primarily relate to stock compensation, intangible amortization and net operating losses.  Deferred tax assets are recognized subject to managements judgment that realization is more likely than not.  Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income.  The establishment of a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis and reflects that likelihood of realization of the deferred tax assets.

While we have been forecasting sufficient U.S. book taxable income in future periods, we are currently in a three-year cumulative pretax book loss position in the United States.  In connection with the acquisition of triVIN Holdings, Inc. (“triVIN”), we expect the amortization expense associated with the acquired intangibles will negatively impact our future U.S. income streams.  Due to the negative impact from the amortization expense associated with the acquired triVIN intangibles we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, for the year ended December 31, 2010.

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, we did not recognize any deferred tax benefits related to U.S. operations during the year ended December 31, 2010. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company’s deferred tax assets as of December 31, 2010 have been reduced in accordance with ASC Topic 718. As such, foreign tax credit carryforwards which were increased due to excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Instead such amounts will be recorded as an addition to stockholders’ equity and will reduce current taxes payable if and when the carryovers are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by the $1.3 million effect of excess tax deductions from stock options.

For the year ended December 31, 2010, we had a valuation allowance of $32.6 million, of which approximately $1.1 million represents an allowance against our state net operating losses, $1.2 million represents an allowance against our impairment loss for auction rate securities, $1.9 million represents an allowance against our foreign tax credits and $28.4 million represents an allowance against our net U.S. deferred tax assets excluding deferred tax liabilities related to indefinite-lived assets. For the year ended December 31, 2009 we had a valuation allowance of $3.9 million, of which approximately $1.1 million represents an allowance against our state net operating losses, $1.5 million represents an allowance against our impairment loss for auction rate securities, and $1.3 million represents an allowance against our foreign tax credits.

As of December 31, 2010 and 2009, we had U.S. federal net operating loss carryforwards of $6.3 million. These loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022. We have state net operating losses which expire in various times and amounts through 2027.

As of December 31, 2010 and 2009, we had U.S. federal foreign tax credit carryovers of $1.9 million and $1.3 million respectively. These credits are available to offset future federal income tax subject to limitation and expire in varying amounts beginning in 2018.

As of December 31, 2009, all Canadian net operating loss carryforwards from prior periods were fully utilized.

The difference in income tax expense between the amount computed using the statutory federal income tax rate and our effective tax rate is primarily due to state taxes and the valuation allowance recorded on our net deferred tax assets. The effect of change in tax rate for 2010 and 2009 is primarily due to state taxes, differences in foreign tax rates and the valuation allowance recorded on our net U.S. deferred tax assets. The effect of change in tax rate for 2009 and 2008 is primarily due to state taxes, differences in foreign tax rates, benefits derived from tax exempt income, effects of foreign repatriation and changes in earnings mix.

The analysis of the effective tax rate for the years ended December 31, 2010, 2009 and 2008, is as follows:

	December 31,
	2010	2009	2008
Pre-tax book income	35.0%	35.0%	35.0%
State taxes	5.1	2.3	(2.7)
Foreign rate differential	(14.5)	(6.2)	18.8
Deferred tax rate adjustment	(5.4)	2.2	(7.9)
Valuation allowance	1,020.5	(9.7)	38.3
Adjust tax balances	25.7	(2.2)	(7.0)
Other	11.6	23.4	(5.0)

Total	1,107.0%	44.8%	69.5%

We do not provide for deferred taxes on the temporary differences related to investments in foreign subsidiaries since such profits are considered to be permanently reinvested. The amount of deferred taxes on the temporary differences related to investments in foreign subsidiaries is not practicable to determine at this time.

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

We file a consolidated US income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (“IRS”) has concluded a review of our consolidated federal income tax return for the periods ended December 31, 2006 and December 31, 2007 with no income tax adjustments. The IRS completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended March 31, 2006 (pre-acquisition period). The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2006. Our amended return filings in California, Pennsylvania, New York and Texas are under review by each of the respective states.   In addition, we are appealing Pennsylvania’s assessment to our 2006 and 2007 tax return filings.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. At December 31, 2010 and December 31, 2009, we accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million and $47,000, respectively.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows (dollars in millions):

Balance January 1, 2010	$0.8
Additions	0.2
Statue expiration	—
Payments	—

Balance December 31, 2010	$1.0

Balance January 1, 2009	$0.5
Additions	0.4
Statue expiration	(0.1)
Payments	—

Balance December 31, 2009	$0.8

Balance January 1, 2008	$0.1
Additions	0.4
Payments	—

Balance December 31, 2008	$0.5

As of December 31, 2010, approximately $0.7 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

11. Stock Option and Deferred Compensation Plans

Third Amended and Restated 2005 Incentive Award Plan

Currently, we grant stock options, restricted common stock awards, and restricted stock units, under the 2005 Incentive Award Plan. There is an aggregate of 14,105,847 shares authorized for issuance under the 2005 Plan. As of December 31, 2010, there are 3,766,217 shares available for future issuance.

Stock Options

The following table summarizes the activity under our stock option plans as of December 31, 2010:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2010	4,434,842	$15.01
Options Granted	800,720	15.20
Options Exercised	(372,269)	6.10
Options Forfeited	(77,976)	17.66
Options Expired	(66,882)	22.68

Outstanding as of December 31, 2010	4,718,435	15.59	4.37	$28,602

Vested and unvested expected to vest as of December 31, 2010	4,641,375	15.59	4.36	28,246

Options exercisable as of December 31, 2010	3,229,005	$15.49	3.84	$21,352

The exercise prices range from $2.80 to $47.98 for stock options outstanding and exercisable for the year ended December 31, 2010. The aggregate intrinsic value of options outstanding, vested and unvested expected to vest, and exercisable, represents the total pre-tax intrinsic value, based on our closing stock price of $20.07 on December 31, 2010.

The intrinsic value of the stock options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $4.2 million, $6.1 million and $1.1 million, respectively.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the status of the non-vested shares of restricted common stock awards, restricted common stock units and performance stock units as of December 31, 2010:

	Restricted Common Stock Awards		Restricted Common Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares as of January 1, 2010	620,868	$12.32	683,925	$12.04	—	$—
Shares granted	—	—	385,491	15.30	129,860	17.22
Shares vested	(279,439)	14.32	(169,769)	12.02	—	—
Shares canceled/expired/forfeited	(305,803)	8.20	(44,287)	13.25	—	—

Non-vested shares as of December 31, 2010	35,626	$32.06	855,360	$13.45	129,860	$17.22

The total fair value for restricted common stock awards and restricted common stock units that vested during the year ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
Restricted common stock awards	$4,856	$2,939	$2,735
Restricted common stock units	$3,064	$—	$—

Employee Stock Purchase Plan (“ESPP”)

For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 95% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2010, the total number of shares of common stock reserved, issued and available for future issuance under the ESPP is 1,500,000, 328,619 and 1,171,381, respectively.

Employees’ Deferred Compensation Plan

The Employees’ Deferred Compensation Plan is a non-qualified retirement plan that allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2010, 2,177 deferred stock units were recorded under a memo account, 1,309 shares have been distributed, and 147,823 shares of common stock are reserved and available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2010, 58,785 deferred stock units were recorded under a memo account, 8,972 shares have been distributed, and 16,215 shares of common stock are reserved and available for distribution under the Directors’ Deferred Compensation Plan.

LTIP

Awards granted under the LTIP, consisted of 455,000 shares of restricted common stock (net of cancellations). Each individual’s total award was allocated 50% to achieving EBITDA, as adjusted to reflect any future acquisitions (“EBITDA Performance Award”) and 50% to the market value of our common stock (“Market Value Award”). The total fair value of the entire EBITDA Performance Award was $6.0 million (prior to estimated forfeitures), of which, in 2007, we began expensing the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. The EBITDA target for 2007 was achieved. As of December 31, 2009, no amounts were expensed related to the EBITDA Performance Awards for 2008 and 2009 as the targets were not achieved. The total value of the entire Market Value Award was $2.5 million (including estimated forfeitures), which was expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition was satisfied, the expense was not reversible, even if the market conditions were not satisfied.

During the year ended December 31, 2009, 96,667 shares of long-term performance equity awards were cancelled and the vesting of 38,333 shares of long-term performance equity awards were accelerated due to the departure of certain executive officers, most of which were in connection with the realignment of our workforce and business as discussed in Note 15. For the year ended December 31, 2009, we reversed approximately $0.5 million of stock-based compensation expense related to the cancelled shares and recorded stock-based compensation expense of approximately $0.2 million related to the accelerated shares.

On January 31, 2010, 151,697 shares of long-term performance equity awards vested relating to the 2007 EBITDA Performance Award and the 2007 Market Value Award and the remaining 303,303 shares of long-term performance equity awards were cancelled as the 2008 and 2009 EBITDA and Market Value targets were not achieved.

Performance Stock Units

On March 9, 2010, 129,860 performance stock units were granted to certain executive officers. The actual number of performance stock units to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. Each individual’s award was allocated 50% to achieving ANI targets for the year ended December 31, 2010 (“ANI Performance Award”) and 50% to the TSR of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2010, 2011 and 2012 (“TSR Performance Award”). The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service until January 31, 2013. In addition, the performance stock units are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control. We have valued the ANI Performance Award and the TSR Performance Award using the Black-Scholes and Monte Carlo valuation pricing models, respectively. The total fair value of the ANI Performance Award was $0.6 million, which we began expensing during the first quarter of 2010 as it was deemed probable that we would achieve a portion of the ANI targets for 2010. For the year ended December 31, 2010, 51% of the ANI Performance Award, or 33,114 shares, were earned based on actual 2010 results. The total fair value of the TSR Performance Award was $1.1 million, which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Performance Award targets are not achieved. The measurement period for the TSR Performance Award is through December 31, 2012 and, as such, no awards have been earned as of December 31, 2010.

SOEP

On August 7, 2009, the Company commenced a tender offer to its employees (excluding executive officers and members of the board of directors) to exchange outstanding options to purchase shares of our common stock granted prior to August 7, 2008, that have an exercise price per share greater than $22.82 (“Eligible Options”) for a lesser number of new options to purchase shares of the Company’s common stock with an exercise price equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of grant, subject to certain conditions. The exchange offer expired on September 3, 2009 and pursuant to the exchange offer, 571,763 Eligible Options were tendered, representing 64% of the total Eligible Options qualified for the exchange. On September 4, 2009, we granted an aggregate of 435,247 stock options in exchange for the Eligible Options surrendered. The incremental fair value stock-based compensation expense related to the 435,247 exchanged stock options is approximately $54,000. The incremental expense of $54,000 will be amortized over the new vesting schedule of 25% six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options date each month thereafter. We adopted the pooling method of accounting, whereby we are recognizing the unamortized stock-based compensation expense of the original award plus the incremental expense of the new grant over the new vesting schedule.

12. Stock Repurchase Program

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

13. Commitments and Contingencies

Operating Leases

We lease our office space and various office equipment under cancelable and noncancelable operating leases which expire on various dates through October 15, 2018. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to 5 years.

In connection with the acquisition of triVIN, on January 31, 2011, we assumed approximately 27,000 square feet of office space in Groton, Connecticut and 92,000 square feet of office space in Sacramento, California.

Operating lease expense for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
Operating lease expense	$5,366	$5,479	$5,006

Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2011	$5, 245
2012	4,913
2013	4,397
2014	3,745
2015	3,517
Thereafter	7,803

Total	$29,620

Capital Leases

The following is an analysis of the leased property under capital leases by major property class as of December 31, 2010 and 2009 (in thousands):
	December 31,
	2010	2009
Computer equipment	$1,880	$1,591
Furniture and fixtures	197	197

	2,077	1,788

Less: Accumulated depreciation	(1,656)	(1,229)

Total capital leases, net	$421	$559

     Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,
2011	$339
2012	134
2013	16
2014	16
2015	2

Total minimum lease payments	507
Less: Amount representing taxes, included in total minimum lease payments	(20)

Net minimum lease payments	487
Less: Amount representing interest	(25)

Present value of net minimum lease payments	$462

Purchase Commitment

On March 31, 2010, in connection with our DMS business, we entered into a non-cancellable equipment and software purchase agreement with a vendor. Under the terms of the agreement, we committed to purchasing certain equipment and software in 2011 totaling approximately $2.7 million, excluding applicable taxes. As of December 31, 2010, we have not accepted title or risk of loss of the aforementioned equipment or software.

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

Refer to Note 4 for additional contingencies resulting from our business combinations.

Retail Sales Tax

The Ontario Ministry of Revenue (the “Ministry”) has conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003 (“Audit Period”). We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we disputed the Ministry’s findings, the assessment, including interest, was paid in order to avoid potential future interest and penalties.

As part of the purchase agreement dated December 31, 2003 between us and Bank of Montreal for the purchase of 100% of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. The potential sales tax liability for the period covered by this indemnification is now closed due to the statutory expiration of the periods open for audit by the Ministry. All amounts paid to the Ministry by us for this assessment were reimbursed by the Bank of Montreal under this indemnity.

We undertook a comprehensive review of the audit findings of the Ministry using external tax experts. Our position has been that these lender revenue transactions were not subject to Ontario retail sales tax. We filed a formal Notice of Objection with the Ministry on December 12, 2005. We received a letter dated November 2, 2007 from an appeals officer of the Ministry stating that the assessment was, in his opinion, properly raised and he recommended his confirmation to senior management of the Ministry.

We received a letter dated December 21, 2007 from the Ministry stating that no change should be made to the appeals officer’s opinion. A Notice of Appeal was timely filed on our behalf with the Superior Court of Justice on March 18, 2008 to challenge the assessment because we did not believe these services were subject to sales tax. On December 15, 2008, the Ministry filed its response to our Notice of Appeal. The response reiterated the Ministry’s position that the transactions were subject to Ontario retail sales tax.

In October 2010, the parties agreed to settlement of this matter. The Minutes of Settlement provided that the Ministry reimburse us $0.1 million, plus interest, for a total payment of $0.2 million, which was received on October 29, 2010. Under the terms of the indemnity agreement with The Bank of Montreal, we forwarded the settlement payment to the bank.

This settlement applied only to the Audit Period and did not cover any potential liability for subsequent periods, which were not included in the audit. Additionally, this settlement did not conclude on the taxability of our lender revenue transactions. We have not accrued any related sales tax liability for the period subsequent to May 31, 2003 for these lender revenue transactions. This appeal was supported by the financial institutions whose source revenue transactions were subject to the assessment. These financial institutions agreed to participate in the cost of the litigation. In January 2011 we were notified by the Ministry that they will now conduct an Ontario retail sales tax audit in March 2011 for the period March 1, 2007 through June 30, 2010.

In the event we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $5.0 million (CAD) to $5.5 million (CAD), including penalties and interest.

   Employment Agreements

Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $4.6 million as of December 31, 2010, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, if there is a change in control, we will also have a commitment to pay additional severance of $1.9 million as of December 31, 2010.

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

On July 8, 2009, the court  held Claims 1-4 of DealerTrack’s patent 7,181,427 was invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski.  On August 11, 2009, the court entered into a judgment granting summary judgment.On September 8 , 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. In October 2010, the United States Court of Appeals set a briefing schedule. DealerTrack filed its appellant’s brief in the case on October 29, 2010 and reply briefs were filed by both RouteOne and Finance Express in early December 2010. DealerTrack filed its reply brief on January 18, 2011.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

14. Segment Information

The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the years ended December 31, 2010, 2009 and 2008 is approximately 12%, 11% and 11% of our revenue, respectively.

Supplemental disclosure of revenue by service type for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	December 31,
	2010	2009	2008
Transaction services revenue	$102,000	$94,406	$132,419
Subscription services revenue	123,547	114,931	94,690
Other	18,279	16,289	15,597

Total net revenue	$243,826	$225,626	$242,706

15. Realignment of Workforce and Business

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

16. Strategic Agreement with Ally Financial (“Ally”)

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally. Under the terms of the agreement, Ally is listed as a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million that was paid in May 2010. Ally is available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that Ally elects to do business with. Ally will continue to accept credit applications through a competitive system.

The one-time $15.0 million payment is being recorded as a reduction in revenue over the period of expected benefit of approximately five years. For the year ended December 31, 2010, we recorded contra revenue related to revenue earned from the Ally strategic relationship of $1.6 million. As of December 31, 2010, we have classified $3.2 million in prepaid expenses and other current assets and $10.2 million in other long-term assets.

17. Settlement with Service Provider

During the year ended December 31, 2010, we received a settlement of approximately $0.4 million related to the cancellation of a services agreement for our eDocs business, which has been recorded to other income in the statement of operations.

18. Subsequent Events

triVIN Holdings, Inc. Acquisition

On January 31, 2011, we acquired triVIN Holdings, Inc. (“triVIN”), now known as DealerTrack Processing Solutions, Inc., for a purchase price of $131.0 million in cash, net of acquired cash and a working capital adjustment. triVIN is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. This acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in 2010. We expect to expense an additional approximately $0.2 million of professional fees in the first quarter of 2011 We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the first quarter of 2011.

Automotive Information Center (“AIC”) Acquisition

On February 1, 2011, we acquired the AIC price and specifications business from R.L. Polk & Co. for a purchase price of approximately $3.2 million in cash. This acquisition will allow our Data Services business to expand its customer base. We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the first quarter of 2011.

DEALERTRACK HOLDINGS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance at
	Beginning of	Charged to		Other	End of
Description	Period	Expenses	Deductions	Adjustments	Period
	(in thousands)
As of December 31, 2010:
Allowance for doubtful accounts	$756	$1,176	$(1,280)	$—	$652
Allowance for sales credits	1,921	4,312	(3,627)	—	2,606
Deferred tax valuation allowance	3,862	28,415	(209)	569	32,637	(1)
As of December 31, 2009:
Allowance for doubtful accounts	$948	$2,127	$(2,319)	$—	$756
Allowance for sales credits	900	5,571	(4,550)	—	1,921
Deferred tax valuation allowance	3,322	1,246	(488)	(218)	3,862	(2)
As of December 31, 2008:
Allowance for doubtful accounts	$1,730	$4,225	$(5,007)	$—	$948
Allowance for sales credits	885	5,414	(5,399)	—	900
Deferred tax valuation allowance	954	141	—	2,227	3,322	(3)

(1)
For the year ended December 31, 2010, the deferred tax valuation allowance was increased by $28.8 million consisting of an increase of $28.4 million due to the company being in a cumulative U.S. book loss position and posting a full valuation allowance on the net U.S. deferred tax assets excluding deferred tax liabilities related to indefinite-lived assets and an increase of $0.6 million due to an increase in unrealizable foreign tax credit carryovers, offset by a decrease of $0.2 million in deferred tax assets related to capital loss carryforwards. For further information, please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)
For the year ended December 31, 2009, the deferred tax valuation allowance was increased by $0.5 million consisting of an increase of $1.2 million due to an increase in unrealizable foreign tax credit carryovers, offset by a decrease of $0.5 million due to a decrease in deferred tax assets related to auction rate securities and $0.2 million decrease related to state and local net operating loss carryovers. For further information, please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)
For the year ended December 31, 2008, the deferred tax valuation allowance was increased by $2.2 million primarily due to realized loss on auction rate securities and was further increased by expenses in various states. For further information, please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2011.

Item 10. Directors, Executive Officers of Corporate Governance

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15. Exhibits, Financial Statement Schedule

     (a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the three years ended December 31, 2010

Consolidated Statements of Cash Flows for the three years ended December 31, 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule — Schedule II

(3) Exhibits

Number	Description
3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (3)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.3 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.4 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Mark F. O’Neil

10.5 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.6 *	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.7 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Richard McLeer

10.8 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.9*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

Number	Description
10.10 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Rick G. Von Pusch

10.11 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.12 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.13 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Eric D. Jacobs.

10.14 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.15 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between DealerTrack Holdings, Inc. and Rajesh Sundaram

10.17 (8)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.18 (8)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.19 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.20 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.21 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.22 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.23 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.24 (12)	Third Amended and Restated 2005 Incentive Award Plan, effective as of June 17, 2009.

10.25 (5)	Form of Stock Option Agreement.

10.26 (5)	Form of Restricted Stock Agreement.

10.27 (10)	Form of Restricted Stock Unit Agreement.

10.28 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

Number	Description
10.29 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.30 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.31 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.32 (9)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.33 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.34 (9)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.35 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.36 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.

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

Date: February 17, 2011
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

Signature	Title	Date

/s/ Mark F. O’Neil Mark F. O’Neil	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 17, 2011

/s/ Eric D. Jacobs Eric D. Jacobs	Senior Vice President, Chief Financial and Administrative Officer (principal financial and accounting officer)	February 17, 2011

/s/ Mary Cirillo-Goldberg Mary Cirillo-Goldberg	Director	February 17, 2011

/s/ Ann B. Lane Ann B. Lane	Director	February 17, 2011

/s/ John J. McDonnell, Jr. John J. McDonnell, Jr.	Director	February 17, 2011

/s/ James David Power III James David Power III	Director	February 17, 2011

/s/ Howard L. Tischler Howard L. Tischler	Director	February 17, 2011

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 17, 2011

/s/ James Foy James Foy	Director	February 17, 2011

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

Number	Description
3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (3)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.3 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.4 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Mark F. O’Neil

10.5 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.6 *	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.7 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Richard McLeer

10.8 *	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.9*	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.10 *	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Rick G. Von Pusch

10.11 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.12 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.13 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Eric D. Jacobs.

Number	Description
10.14 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.15 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between DealerTrack Holdings, Inc. and Rajesh Sundaram

10.17 (8)	Unfair Competition and Nonsolicitation Agreement, dated as of May 25, 2005, by and between Raj Sundaram and Automotive Lease Guide (alg), Inc.

10.18 (8)	Amendment No. 1 to Unfair Competition and Nonsoliciation Agreement, made as of August 21, 2006, by and between Automotive Lease Guide (alg), Inc. and Raj Sundaram.

10.19 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.20 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.21 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.22 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.23 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.24 (12)	Third Amended and Restated 2005 Incentive Award Plan, effective as of June 17, 2009.

10.25 (5)	Form of Stock Option Agreement.

10.26 (5)	Form of Restricted Stock Agreement.

10.27 (10)	Form of Restricted Stock Unit Agreement.

10.28 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.29 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.30 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.31 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.32 (9)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.33 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

Number	Description
10.34 (9)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.35 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.36 (2)	Lease Agreement, dated as of August 5, 2004, between iPark Lake Success, LLC and DealerTrack, Inc.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.