Form 10-Q
period 2011-03-31
DealerTrack Holdings, Inc.
filed 2011-05-10
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 41,114,789 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$57,549	$192,563
Investments	578	490
Customer funds	2,408	—
Customer funds receivable	14,141	—
Accounts receivable, net of allowances of $3,774 and $3,258 as of March 31, 2011 and December 31, 2010, respectively	33,864	24,273
Prepaid expenses and other current assets	25,905	17,929

Total current assets	134,445	235,255

Investments — long-term	2,390	2,254
Property and equipment, net	22,504	18,875
Software and website developments costs, net	32,625	29,875
Intangible assets, net	102,728	23,163
Goodwill	212,223	136,408
Deferred tax assets — long-term	31,887	1,015
Other assets — long-term	11,772	12,118

Total assets	$550,574	$458,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,965	$5,241
Accrued compensation and benefits	8,980	10,823
Accrued liabilities — other	15,410	12,511
Customer funds payable	16,549	—
Deferred revenue	7,196	5,010
Deferred tax liability	411	411
Capital leases payable	392	317

Total current liabilities	56,903	34,313

Capital leases payable — long-term	245	165
Deferred tax liabilities — long-term	43,171	9,488
Deferred revenue — long-term	5,434	3,254
Other liabilities — long-term	3,699	2,826

Total liabilities	109,452	50,046
Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 44,204,160 shares issued and 41,107,142 shares outstanding as of March 31, 2011; and 175,000,000 shares authorized; 43,748,237 shares issued and 40,673,042 shares outstanding as of December 31, 2010	442	437
Treasury stock, at cost, 3,097,018 shares and 3,075,195 shares as of March 31, 2011 and December 31, 2010, respectively	(51,520)	(51,083)
Additional paid-in capital	470,118	463,614
Accumulated other comprehensive income	9,263	7,858
Retained earnings (accumulated deficit)	12,819	(11,909)

Total stockholders’ equity	441,122	408,917

Total liabilities and stockholders’ equity	$550,574	$458,963

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and
	per share amounts)
Revenue:
Net revenue	$77,191	$56,785

Operating expenses:
Cost of revenue (1)	42,866	30,717
Product development (1)	3,742	3,598
Selling, general and administrative (1)	31,601	27,408

Total operating expenses	78,209	61,723

Loss from operations	(1,018)	(4,938)
Interest income	104	126
Interest expense	(32)	(59)
Other income	174	624
Realized gain on securities	—	582

Loss before benefit from income taxes	(772)	(3,665)
Benefit from income taxes, net	25,500	1,214

Net income (loss)	$24,728	$(2,451)

Basic net income (loss) per share	$0.61	$(0.06)
Diluted net income (loss) per share	$0.59	$(0.06)
Weighted average common stock outstanding (basic)	40,851,659	40,154,275
Weighted average common stock outstanding (diluted)	42,103,811	40,154,275

(1)   Stock-based compensation expense recorded for the three months ended March 31, 2011 and 2010 was classified as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$427	$403
Product development	185	151
Selling, general and administrative	2,330	2,188

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating Activities:
Net income (loss)	$24,728	$(2,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,745	9,240
Deferred tax (benefit) provision	(24,670)	13,372
Stock-based compensation expense	2,942	2,742
Provision for doubtful accounts and sales credits	1,737	1,463
Amortization of deferred interest	—	41
Deferred compensation	50	—
Stock-based compensation windfall tax benefit	(1,304)	(629)
Realized gain on securities	—	(582)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,420)	(5,004)
Customer funds and customer funds receivable	(6,057)	—
Prepaid expenses and other current assets	(3,301)	(18,016)
Accounts payable and accrued expenses	(11,350)	5,219
Customer funds payable	6,057	—
Deferred revenue	788	(69)
Other liabilities — long-term	705	184
Deferred rent	92	30
Other assets — long-term	809	(13,206)

Net cash used in operating activities	(3,449)	(7,666)

Investing Activities:
Capital expenditures	(3,102)	(2,527)
Capitalized software and website development costs	(3,359)	(2,244)
Payment for acquisition of businesses, net of acquired cash	(128,482)	(2,278)

Net cash used in investing activities	(134,943)	(7,049)

Financing Activities:
Principal payments on capital lease obligations	(159)	(126)
Proceeds from the exercise of employee stock options	2,215	97
Proceeds from employee stock purchase plan	175	236
Purchase of treasury stock	(437)	(590)
Stock-based compensation windfall tax benefit	1,304	629

Net cash provided by financing activities	3,098	246

Net decrease in cash and cash equivalents	(135,294)	(14,469)
Effect of exchange rate changes on cash and cash equivalents	280	170
Cash and cash equivalents, beginning of period	192,563	197,509

Cash and cash equivalents, end of period	$57,549	$183,210

Supplemental Disclosure:
Cash paid for:
Income taxes	$1,280	$2,536
Interest	14	18
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	3,725	1,843
Capitalized stock-based compensation	31	18
Receivable for sale of securities	—	1,419
Assets acquired under capital leases	—	289

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description and Basis of Presentation

Business Description

DealerTrack’s intuitive and high-value software solutions and services enhance efficiency and profitability for all major segments of the retail automotive industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting approximately 17,000 dealers with more than 1,000 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency, while DealerTrack AAX delivers the inventory management tools and services needed to accelerate used-vehicle turn rates and help increase profits for dealers. Our sales and F&I (finance & insurance) solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack also offers additional solutions for  the automotive industry including electronic motor vehicle registration and titling applications, paper title storage, and digital document services. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2010 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of a statement of results of operations, financial position and cash flows.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 18, 2011. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

The preparation of financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, except as set forth below as it relates to the acquisition of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc. (“DealerTrack Processing Solutions”):

Revenue Recognition

Collateral Management Services Transaction Revenue

Our collateral management solution provides paper and electronic based title services. Customer contracts are principally comprised of two elements: (1) title perfection and (2) title administration.

Collateral management services are delivered either manually (for paper-based) or electronically. Paper-based title management services require us to physically hold, store and manually release the title.  Electronic title management services require an electronic title and data storage; the release of the title can be accomplished by the lien holder and does not require manual action by us.

Deliverables for paper and electronic title management arrangements are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) delivery of the undelivered element(s) is probable and substantially in our control, and (iii) evidence of fair value is available.

Based on the above criteria, both paper and electronic based collateral management service revenue is separated into two units of accounting.  We recognize a portion of the paper-based transaction fee upon completion of the lien documentation and for electronic-based transactions upon receipt of the title record. For customers in which we bill the entire transaction fee in advance, a portion of both the paper and electronic-based transaction fee is deferred and recognized over the title administration period estimated at 39 months.  Amounts allocated to each unit of accounting are based upon the price charged when each element is sold separately.

Collateral management services revenue also includes revenue earned from converting a new lender’s title portfolio to our collateral management solution and other ancillary services.  Amounts earned from converting a new lender’s portfolio are recognized over the lender’s estimated portfolio loan life which varies depending on the lender and amounts earned from ancillary services are recognized on a per transaction basis after services have been rendered.

Registration and Titling Services Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau automotive vehicle registration services to customers.  Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

Customer Funds

Under its contractual arrangements, our registration and titling services solution collects funds from its customers and remits such amounts to the various state departments of motor vehicle registries (“registries”). Customer funds receivable primarily represents transactions processed by our customers for which we have not collected our fees or the fees payable to the various registries. In addition, payments made to the various registries in advance of receipt from the customer, are recorded as customer funds receivable. Customer funds payable primarily includes transactions processed by our customers for which we have not remitted the fees to the various registries.   Customer funds are maintained in separate bank accounts and are segregated from operating cash.

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

Financial assets measured at fair value on a recurring basis include the following as of March 31, 2011 and December 31, 2010 (in thousands):

As of March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2011
Cash equivalents (1)	$4,085	$—	$—	$4,085
Short-term investments (2) (3)	128	—	450	578
Long-term investments (4)	—	—	2,390	2,390

Total	$4,213	$—	$2,840	$7,053

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (2) (3)	40	—	450	490
Long-term investments (4)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of March 31, 2011 and December 31, 2010, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of underlying securities.

(3)
Level 3 short-term investments include an auction rate security (“ARS”) invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets, as of both March 31, 2011 and December 31, 2010. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity, which is September 2011. In October 2010, approximately $1.1 million of this security was redeemed by the issuer at par.

(4)
Level 3 long-term investments include a tax-advantaged preferred stock of a financial institution with a fair value of $2.4 million, or 0.4% of our total assets and $2.3 million, or 0.5% of total assets, as of March 31, 2011 and December 31, 2010, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. We measure the fair value of the Level 3 long-term tax-advantaged preferred stock on a quarterly basis.

A reconciliation of the beginning and ending balances for Level 3 investments as of March 31, 2011 and December 31, 2010, is as follows (in thousands):

Balance as of January 1, 2010	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (3)	(1,100)
Balance as of December 31, 2010	2,704
Unrealized gain on securities recorded in other comprehensive income	136

Balance as of March 31, 2011	$2,840

4. Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”).  Under ASC Topic 260, basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income (loss)	$24,728	$(2,451)

Denominator:
Weighted average common stock outstanding (basic)	40,851,659	40,154,275
Common equivalent shares from options to purchase common stock and restricted common stock units	1,252,152	—

Weighted average common stock outstanding (diluted)	42,103,811	40,154,275

Basic net income (loss) per share	$0.61	$(0.06)

Diluted net income (loss) per share	$0.59	$(0.06)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net  income (loss) per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2011	2010

Stock options	1,190,084	4,628,996
Restricted stock units	133,832	665,677
Performance stock units	40,692	13,275

Total antidilutive awards	1,364,608	5,307,948

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$24,728	$(2,451)
Foreign currency translation adjustments	1,181	1,410
Unrealized gain on available for sale securities	224	15
Reversal of unrealized gain on available for sale securities	—	(589)

Total comprehensive income (loss)	$26,133	$(1,615)

For the three months ended March 31, 2011 and 2010, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to an acquisition in Canada.

6. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We have four types of stock-based compensation programs: stock options, restricted common stock, restricted stock units, and performance stock units. For further information see Notes 2 and 11 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

The following summarizes stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$1,293	$1,473
Restricted common stock	208	566
Restricted stock units	1,237	665
Performance stock units	204	38

Total stock-based compensation expense	$2,942	$2,742

7. Business Combinations

triVIN Holdings, Inc. Acquisition

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc. (“DealerTrack Processing Solutions”), for a purchase price of $125.5 million, net of acquired cash and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million and $0.2 million of professional fees associated with the acquisition in 2010 and 2011, respectively.

This acquisition was recorded under the purchase method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$33,442
Property and equipment	825
Non-current assets	6,526
Intangible assets	83,760
Goodwill	74,547

Total assets acquired	199,100
Total liabilities assumed	(58,736)

Net assets acquired	$140,364

Included in current assets is approximately $14.9 million of cash acquired. The liabilities assumed includes a $33.5 million deferred tax liability that relates to the future amortization of certain acquired intangibles.

Goodwill represents the excess of the purchase price over the fair values, of the acquired net tangible and intangible assets. In accordance with the provisions of ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill of $74.5 million primarily relates to the anticipated synergies resulting from combining DealerTrack Processing Solutions with our current products and the acquired workforce. Both the acquired goodwill and intangible assets are non-deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:
		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)

Customer relationships	$43,900	6.4
Technology	27,500	5
State DMV contractual relationships	6,190	6
Non-compete agreements	5,180	3
Trade names	990	3

Total acquired identifiable intangible assets	$83,760	5.7

The results of DealerTrack Processing Solutions were included in our consolidated statement of operations from the date of acquisition. DealerTrack Processing Solutions revenue from the date of acquisition through March 31, 2011, was $10.0 million. We are unable to provide DealerTrack Processing Solutions earnings since acquisition since we do not have stand alone earnings reporting for that entity.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisition of DealerTrack Processing Solutions had been completed as of the beginning of 2010. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, professional fees associated with the acquisition, and interest expense on short-term and long-term debt which was not acquired by DealerTrack. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Net revenue	$81,970	$69,727
Net loss	(2,716)	(4,099)
Basic net loss per share	(0.07)	(0.10)
Diluted net loss per share	(0.07)	(0.10)

8. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2011	2010
Computer equipment	3 – 5	$37,498	$32,525
Office equipment	5	4,156	3,784
Furniture and fixtures	5	3,462	3,378
Leasehold improvements	3 – 13	3,529	3,361

Total property and equipment, gross		48,645	43,048
Less: Accumulated depreciation		(26,141)	(24,173)

Total property and equipment, net		$22,504	$18,875

     Depreciation expense related to property and equipment for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Depreciation expense	$1,916	$1,936

9. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$83,060	$(33,738)	$37,028	$(30,283)	4-7
Database	13,292	(12,909)	13,292	(12,421)	3-6
Trade names	11,593	(6,457)	10,601	(6,135)	2-10
Technology	55,537	(19,012)	27,543	(16,991)	1-5
Non-compete agreements	6,569	(1,225)	1,389	(860)	4-5
State DMV relationships	6,190	(172)	—	—	6

Total	$176,241	$(73,513)	$89,853	$(66,690)

Amortization expense related to intangibles for the three months ended March 31, 2011 and 2010, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Intangible amortization expense	$6,860	$5, 234

Amortization expense that will be charged to income for the remaining period of 2011 and for each of the subsequent five years and thereafter is estimated, based on the March 31, 2011 book value, as follows (in thousands):

Remainder of 2011	$21,381
2012	23,316
2013	20,070
2014	16,146
2015	13,271
2016	6,232
Thereafter	2,312

Total	$102,728

10. Goodwill

The change in carrying amount of goodwill for the three months ended March 31, 2011 is as follows (in thousands):

Balance as of January 1, 2011	$136,408
Acquisition of DealerTrack Processing Solutions	74,547
Acquisition of Automotive Information Center (“AIC”)	655
Impact of change in Canadian dollar exchange rate	613

Balance as of March 31, 2011	$212,223

11. Accrued Liabilities – Other

Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2011	2010
Customer deposits	$2,400	$2,398
Professional fees	2,240	2,178
Computer equipment	1,855	1,693
Revenue share	1,521	1,043
Sales taxes	1,297	1,102
Software licenses	430	1,262
Other	5,667	2,835

Total accrued liabilities – other	$15,410	$12,511

12. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (“IRS”) has initiated a review of our consolidated federal income tax return for the period ended December 31, 2009. All of our other significant taxing jurisdictions are closed for years prior to 2006. Our amended return filings in California and New York are under review by each of the respective states. We have filed a formal request for redetermination with the State of Texas as a result of the States denial of our amended returns refund requests for report years 2005, 2006 and 2007. In addition, we are appealing Pennsylvania’s assessment to our 2007 and 2008 tax return filings.

The total liability for uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of March 31, 2011 and December 31, 2010, was $1.2 million and $1.0 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.  As of both March 31, 2011 and December 31, 2010, accrued interest and penalties related to tax positions taken on our tax returns are approximately $0.1 million.

As of December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, for the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million. As of March 31, 2011, DealerTrack’s valuation allowance was approximately $8.3 million.

13. Commitments and Contingencies

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

   Retail Sales Tax

The Ontario Ministry of Revenue (the “Ministry”) conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003 (the “Audit Period”). We received a formal assessment from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we disputed the Ministry’s findings, the assessment, including interest, was paid in order to avoid potential future interest and penalties.

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

The Ministry conducted a retail sales tax field audit on the financial records of DealerTrack Canada, Inc. for the period from March 1, 2007 through June 30, 2010. We received a proposed settlement from the Ministry indicating unpaid Ontario retail sales tax totaling approximately $63,000, plus interest. The assessment included items for which the Ministry concluded that DealerTrack should have self-assessed but did not. DealerTrack does not intend to dispute the Ministry’s finding and will pay the assessment, which has been recorded as of March 31, 2011. The Ministry did not review or assess on the issue of taxability of our lender revenue transactions.

While we believe that the Ministry is barred from further inquiry or assessment through June 30, 2010, in the event the Ministry later determined that we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $4.8 million (CAD) to $5.3 million (CAD), including penalties and interest.

AAX Service Credit

Under the terms of the purchase agreement with JM Solutions for the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of DealerTrack. These service credits expire on December 31, 2016. The service credits are being recorded as a reduction in revenue as they are utilized. As of March 31, 2011, approximately $0.3 million of the service credits have been utilized by the seller.

ASM Contingent Purchase Price

Under the terms of the merger agreement with AutoStyleMart, Inc., entered into on August 1, 2007, we had a future contingent payment obligation of up to $10.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. During the three months ended March 31, 2011, we reached the end of the contingency period and determined that certain operational conditions were achieved and recorded a liability of approximately $0.1 million, which is expected to be paid during the second quarter of 2011.  The $0.1 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The additional consideration was recorded as compensation expense during the three months ended March 31, 2011.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $5.0 million as of March 31, 2011, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, if there is a change in control, we will also have a commitment to pay additional severance of $2.1 million as of March 31, 2011.

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

On July 8, 2009, the court  held Claims 1-4 of DealerTrack’s patent 7,181,427 were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment.  On September 8, 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. In October 2010, the United States Court of Appeals set a briefing schedule. DealerTrack filed its appellant’s brief in the case on October 29, 2010 and reply briefs were filed by both RouteOne and Finance Express in early December 2010. DealerTrack filed its reply brief on January 18, 2011 and oral argument is scheduled for May 5, 2011.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

14. Segment Information

The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for the three months ended March 31, 2011 and 2010 is approximately 9% and 12%, of our revenue, respectively.

Supplemental disclosure of revenue by service type for the three months ended March 31, 2011 and 2010, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Transaction services revenue	$38,435	$22,870
Subscription services revenue	33,865	29,728
Other	4,891	4,187

Total net revenue	$77,191	$56,785

15. Strategic Agreement with Ally Financial (Ally)

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally. Under the terms of the agreement, Ally is a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million when earned, which was paid in May 2010. Ally is available to General Motors and Chrysler dealers, as well as dealers of other manufacturers that Ally elects to do business with. Ally will continue to accept credit applications through a competitive system.

The one-time $15.0 million payment is being recorded as a reduction in revenue over the period of expected benefit of approximately five years. For the three months ended March 31, 2011, we recorded contra revenue related to revenue from the Ally strategic relationship of $0.8 million. As of March 31, 2011, we have $12.6 million of the payment remaining to be amortized to contra revenue, of which, we have classified $3.2 million in prepaid expenses and other current assets and $9.4 million in other long-term assets.

16. Subsequent Events

Credit Facility

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. The agreement for this revolving credit facility permits us to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders subject to certain conditions. The interest rate on this revolving credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 225 basis points and 275 basis points in the case of Eurodollar/CDOR loans and (b) between 125 basis points and 175 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our subsidiaries (the ratio of consolidated total debt of us and our subsidiaries to consolidated EBITDA) not to exceed 2.75 to 1.00 and an interest coverage ratio (EBITDA to cash interest expense) not to be less than 3.0 to 1.0. As of May 10, 2011, we had no amounts outstanding under this revolving credit facility.

Our revolving credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	make certain investments, loans, advances, guarantees or acquisitions;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	incur additional liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	sell assets;

•	make capital expenditures;

•	make optional payments in respect of and amendments to certain other types of debt;

•	enter into swap agreements;

•	change certain fiscal periods; and

•	enter into new lines of business.

In addition, our revolving credit facility requires us and our subsidiaries to maintain compliance with specified financial ratios on a consolidated basis. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

Our revolving credit facility contains the following affirmative covenants, among others: delivery of financial statements, reports, accountants’ letters, budgets, officers’ certificates and other information requested by the lenders; payment of other obligations; maintenance of existence and rights and privileges; maintenance of property and insurance; right of the lenders to inspect property and books and records; compliance with environmental laws; and covenants regarding additional collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Overview

DealerTrack’s intuitive and high-value software solutions and services enhance efficiency and profitability for all major segments of the retail automotive industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting approximately 17,000 dealers with more than 1,000 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency, while DealerTrack AAX delivers the inventory management tools and services needed to accelerate used-vehicle turn rates and help increase profits for dealers. Our sales and F&I (finance & insurance) solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack also offers additional solutions for the automotive industry including electronic motor vehicle registration and titling applications, paper title storage, and digital document services. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including ALG, Inc., Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc. and DealerTrack Systems, Inc.

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers, lenders and active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, the average transaction price and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time. We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our consolidated statement of operations as the depreciation and amortization expenses associated with acquired assets, as well as particular intangibles (which tend to have a relatively short useful life), can be substantial in the first several years following an acquisition. As a result, we monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended March 31,
	2011	2010
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$12,901	$4,942
Adjusted net income (Non-GAAP) (1)	$7,490	$2,065
Capital expenditures, software and website development costs	$10,216	$6,920
Active dealers in our network as of end of the period (2)	17,373	17,102
Active lenders in our network as of end of the period (3)	1,010	847
Active lender to dealer relationships as of end of the period (4)	146,660	127,724
Subscribing dealers in our network as of end of the period (5)	14,239	13,705
Transactions processed (6)	16,774	11,841
Average transaction price (7)	$2.35	$1.93
Average monthly subscription revenue per subscribing dealership (8)	$798	$719

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2011	2010
GAAP net income (loss)	$24,728	$(2,451)
Interest income	(104)	(126)
Interest expense	32	59
Benefit from income taxes	(25,500)	(1,214)
Depreciation of property and equipment and amortization of capitalized software and website costs	4,885	4,006
Amortization of acquired identifiable intangibles	6,860	5,234

EBITDA (Non-GAAP)	10,901	5,508
Adjustments:
Contra-revenue (9)	943	—
Integration and other related costs (including amounts related to stock-based compensation)	652	—
Acquisition related and other professional fees	330	16
Acquisition related earn-out compensation expense	75	—
Realized gain on securities	—	(582)

Adjusted EBITDA (Non-GAAP)	$12,901	$4,942

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2011	2010
GAAP net income (loss)	$24,728	$(2,451)
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (10)	(24,548)	—
Amortization of acquired identifiable intangibles	6,860	5,234
Stock-based compensation (excluding integration and other related costs)	2,815	2,742
Contra-revenue (9)	943	—
Integration and other related costs (including amounts related to stock based compensation)	652	—
Acquisition related and other professional fees	330	16
Acquisition related earn-out compensation expense (11)	75	—
Amended state tax returns impact (non-taxable)	32	—
Realized gain on securities (non-taxable)	—	(582)
Tax impact of adjustments (12)	(4,397)	(2,894)

Adjusted net income (Non-GAAP)	$7,490	$2,065

(2)
We consider a dealer to be active as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the DealerTrack network.

(3)	We consider a lender to be active in the DealerTrack network as of a date if it is accepting credit application data electronically from U.S. dealers in the DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships with one or more active subscriptions on the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Processing Solutions and DealerTrack Canada networks at the end of a given period.

(7)
Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back contra-revenue.

(8)	Represents subscription services revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks.

(9)	For further information please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(10)
At December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, for the year ended December 31, 2010.  As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, the company evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million. As of March 31, 2011, DealerTrack’s valuation allowance was approximately $8.3 million. For further information please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-Q.

(11)	Approximately $45,000 of the acquisition related earn-out compensation expense is non-taxable.

(12)
The tax impact of adjustments for the three months ended March 31, 2011, are based on a U.S. statutory tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.6% and 38.0%, respectively. The tax impact of adjustments for the three months ended March 31, 2010 are based on a U.S. effective tax rate of 36.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock based compensation expense, which are based on a blended tax rate of 35.9% and 36.8%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for (1) each electronic receipt of credit application or contract data that dealers submit to them through the DealerTrack credit application network; (2) for each financing contract executed via our electronic contracting and digital contract processing solution; (3) for each title record perfected or administered; and (4) for any data services performed.  We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket, accessory, and credit report providers, for each fee bearing product accessed by dealers.

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

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due based on the number of transactions processed,  direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, and compensation, related benefits and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions.

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

Financial assets measured at fair value on a recurring basis include the following as of March 31, 2011 and December 31, 2010 (in thousands):

As of March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2011
Cash equivalents (1)	$4,085	$—	$—	$4,085
Short-term investments (2) (3)	128	—	450	578
Long-term investments (4)	—	—	2,390	2,390

Total	$4,213	$—	$2,840	$7,053

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1) (2)	$139,010	$—	$—	$139,010
Short-term investments (3)	40	—	450	490
Long-term investments (4)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of March 31, 2011 and December 31, 2010, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities.

(3)
Level 3short-term investments include an auction rate security (“ARS”) invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets, as of both March 31, 2011 and December 31, 2010. Our intent is not to hold the ARS invested in tax-exempt state government obligations to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity, which is September 2011. In October 2010, approximately $1.1 million of this security was redeemed by the issuer at par.

(4)
Level 3 long-term investments include a tax-advantaged preferred stock of a financial institution with a fair value of $2.4 million, or 0.4% of our total assets and $2.3 million, or 0.5% of total assets, as of March 31, 2011 and December 31, 2010, respectively. It is uncertain whether we will be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. We measure the fair value of the Level 3 long-term tax-advantaged preferred stock on a quarterly basis.

A reconciliation of the beginning and ending balances for Level 3 investments as of March 31, 2011 and December 31, 2010, is as follows (in thousands):

Balance as of January 1, 2010	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (3)	(1,100)
Balance as of December 31, 2010	2,704
Unrealized loss on securities recorded in other comprehensive income	136

Balance as of March 31, 2011	$2,840

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, except as set for below, as it relates to the acquisition of DealerTrack Processing Solutions.

Revenue Recognition

Collateral Management Services Transaction Revenue

Our collateral management solution provides paper and electronic based title services. Customer contracts are principally comprised of two elements: (1) title perfection and (2) title administration.

Collateral management services are delivered either manually (for paper-based) or electronically. Paper-based title management services require us to physically hold, store and manually release the title.  Electronic title management services require an electronic title and data storage; the release of the title can be accomplished by the lien holder and does not require manual action by us.

Deliverables for paper and electronic title management arrangements are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) delivery of the undelivered element(s) is probable and substantially in our control, and (iii) evidence of fair value is available.

Based on the above criteria, both paper and electronic based collateral management service revenue is separated into two units of accounting.  We recognize a portion of the paper-based transaction fee upon completion of the lien documentation and for electronic-based transactions upon receipt of the title record. For customers in which we bill the entire transaction fee in advance, a portion of both the paper and electronic-based transaction fee is deferred and recognized over the title administration period estimated at 39 months.  Amounts allocated to each unit of accounting are based upon the price charged when each element is sold separately.

Collateral management services revenue also includes revenue earned from converting a new lender’s title portfolio to our collateral management solution and other ancillary services.  Amounts earned from converting a new lender’s portfolio are recognized over the lender’s estimated portfolio loan life which varies depending on the lender and amounts earned from ancillary services are recognized on a per transaction basis after services have been rendered.

Registration and Titling Services Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau automotive vehicle registration services to customers.  Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months March 31,
	2011		2010
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$77,191	100.0%	$56,785	100.0%

Operating expenses:
Cost of revenue	42,866	55.6	30,717	54.1
Product development	3,742	4.8	3,598	6.3
Selling, general and administrative	31,601	40.9	27,408	48.3

Total operating expenses	78,209	101.3	61,723	108.7

Loss from operations	(1,018)	(1.3)	(4,938)	(8.7)
Interest income	104	0.1	126	0.2
Interest expense	(32)	—	(59)	(0.1)
Other income	174	0.2	624	1.1
Realized gain on securities	—	—	582	1.0
Loss before benefit from income taxes	(772)	(1.0)	(3,665)	(6.5)
Benefit from income taxes, net	25,500	33.0	1,214	2.2

Net income (loss)	$24,728	32.0%	$(2,451)	(4.3)%

Three Months Ended March 31, 2011 and 2010

Revenue

	Three Months Ended March 31,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$38,435	$22,870	$15,565	68%
Subscription services revenue	33,865	29,728	4,137	14%
Other	4,891	4,187	704	17%

Total net revenue	$77,191	$56,785	$20,406	36%

Total net revenue increased $20.4 million, or 36%, to $77.2 million for the three months ended March 31, 2011 from $56.8 million for the three months ended March 31, 2010.

Transaction Services Revenue.   Transaction services revenue increased $15.5 million, or 68%, to $38.4 million for the three months ended March 31, 2011 from $22.9 million for the three months ended March 31, 2010. The increase in transaction revenue is due to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $9.9 million to the increase in transaction revenue, improving credit markets, an increase in automobile sales and the addition of Ally as a lender to our U.S. credit application processing network. As seen in the table below, these industry trends had a positive impact on our key business metrics for the three months ended March 31, 2011 as compared to the same period in 2010.

	Three Months Ended March 31,		Variance
	2011	2010	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.35	$1.93	$0.42	22%
Active lenders in our network as of end of period	1,010	847	163	19%
Active lender to dealer relationships (“LDRs”)	146,660	127,724	18,936	15%
Transactions processed (in thousands, except percentages)	16,774	11,841	4,933	42%

Our average transaction price and volume of transactions processed through the DealerTrack network increased 22% and 42%, respectively, which resulted in an increase in revenue of $7.0 million and $9.5 million, respectively; these increases were partially offset by $0.9 million in contra-revenue primarily related to revenue earned from our strategic relationship with Ally recorded during the three months ended March 31, 2011. Contributing factors to the increase in average transaction price and number of transactions processed were the acquisition of DealerTrack Processing Solutions whose transactions are generally at a higher average price than our other transactions and added additional volume; a 19% increase in lender customers active in our U.S. DealerTrack network who are generally lower transaction volume customers with higher price per transaction; and a 15% increase in our number of LDRs. The increase in our number of LDRs was attributable to more active dealers, more lenders on our network, an increase in the average number of lenders that a dealer uses and was also impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue.   Subscription services revenue increased $4.2 million, or 14%, to $33.9 million for the three months ended March 31, 2011 from $29.7 million for the three months ended March 31, 2010. The increase in subscription revenue is due to the following improvements in our key business metrics for the three months ended March 31, 2011 as compared to the same period in 2010.

	Three Months Ended March 31,		Variance
	2011	2010	Amount	Percent
Average monthly spend per subscribing dealer	$798	$719	$79	11%
Subscribing dealers in our network as of end of the period	14,239	13,705	534	4%

The 11% increase in average monthly spend per subscribing dealer contributed $3.3 million to subscription services revenue and the increase in average number of subscribing dealers in our network contributed $0.8 million to subscription services revenue. The increase in average monthly spend per subscribing dealer is primarily due to the continued success of selling DMS, inventory management and compliance solutions, including our ability to cross sell those solutions to existing customers and by the increase in the number of existing dealers as the health of the industry continues to improve.

Other Revenue.   Other revenue increased $0.7 million, or 17%, to $4.9 million for the three months ended March 31, 2011 from $4.2 million for the three months ended March 31, 2010. The $0.7 million increase was primarily due to an increase in installation and training revenue from our DMS business.

Operating Expenses

	Three Months Ended March 31,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$42,866	$30,717	$12,149	40%
Product development	3,742	3,598	144	4%
Selling, general and administrative	31,601	27,408	4,193	15%

Total operating expenses	$78,209	$61,723	$16,486	27%

Cost of Revenue. Cost of revenue increased $12.2 million, or 40%, to $42.9 million for the three months ended March 31, 2011 from $30.7 million for the three months ended March 31, 2010. The $12.2 million increase was primarily the result of an increase of $0.8 million in technology expense, which includes hosting expenses, technology support and other consulting expenses, $2.1 million in costs related to DealerTrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with personnel processing transactions, $1.2 million in increased temporary labor and shipping costs as a result of growing volume of eDocs transactions, an increase of $1.1 million in software amortization and depreciation charges, an increase of $3.0 million in intangible amortization related to DealerTrack Processing Solutions, and $0.6 million in increased occupancy and telecommunications costs. Additionally, there were increases of $0.6 million in bonus compensation and $4.0 million in salary compensation and related benefit costs due to headcount additions, an increase in payroll and other taxes and the acquisition of DealerTrack Processing Solutions. These increases were partially offset by a decrease in intangible amortization expense of $1.4 million primarily due to intangible assets becoming fully amortized during the three months ended March 31, 2011.

Product Development Expenses. Product development expenses increased $0.1 million, or 4%, to $3.7 million for the three months ended March 31, 2011 from $3.6 million for the three months ended March 31, 2010. The $0.1 million increase was primarily the result of increased salary compensation and related benefit costs due to headcount additions and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 15%, to $31.6 million for the three months ended March 31, 2011 from $27.4 million for three months ended March 31, 2010. The $4.2 million increase in selling, general and administrative expenses was primarily the result of an increase of $2.6 million in salary compensation and related benefit costs primarily due to headcount additions, an increase in payroll and other taxes and the acquisition of DealerTrack Processing Solutions, and an increase of $0.8 million in bonus compensation.

Other Income

	Three Months Ended March 31,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Other Income	$174	$624	$(450)	(72)%

Other income decreased $0.4 million, or 72%, to $0.2 million for the three months ended March 31, 2011 from $0.6 million for the three months ended March 31, 2010. The $0.4 million decrease is primarily due to a settlement of approximately $0.4 million received during the three months ended March 31, 2010 related to the cancellation of a services agreement for our eDocs solution.

Realized Gain on Securities

	Three Months Ended March 31,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$—	$582	$(582)	(100)%

During the three months ended March 31, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million.

Benefit from Income Taxes, Net

	Three Months Ended March 31,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Benefit from income taxes, net	$25,500	$1,214	$24,286	2,000%

The benefit for income taxes for the three months ended March 31, 2011 of $25.5 million consisted primarily of $25.5 million of federal income tax benefit, $0.1 million of state income tax benefit and $0.1 million of tax expense for our Canadian subsidiary. The benefit for income taxes for the three months ended March 31, 2010 of $1.2 million consisted primarily of $0.3 million of federal income tax benefit and $1.5 million of state income tax benefit, offset by $0.6 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the three months ended 2010 is $0.3 million for a permanent item relating to intangible amortization. This amounts had a 9.2% impact on the effective tax rate for the three months ended March 31, 2010. For the three months ended March 31, 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense. Our effective tax rate for the three months ended March 31, 2011 is 3,301.9% compared with 33.1% for the three months ended March 31, 2010.

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

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million. As of March 31, 2011, the valuation allowance was approximately $8.3 million. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

     Our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the three months ended March 31, 2011 were $10.2 million, of which $6.5 million was paid in cash.

     As of March 31, 2011, we had $57.5 million of cash and cash equivalents, $0.6 million in short-term investments, $2.4 million in long-term investments and $77.5 million in working capital, as compared to $192.6 million of cash and cash equivalents, $0.5 million in short-term investments, $2.3 million in long-term investments and $200.9 million in working capital as of December 31, 2010.

During 2010, we began a project to implement an ERP system. In connection with the ERP project, in April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses and implementation consulting services. For the three months ended March 31, 2011, external capital expenditures related to the ERP project were approximately $1.0 million and we expect to spend an additional estimated $2.3 million for the remainder of 2011.

On January 31, 2011, we acquired all of the outstanding shares of DealerTrack Processing Solutions for a purchase price of approximately $125.5 million in cash, net of acquired cash and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million and $0.2 million of professional fees associated with the acquisition in 2010 and 2011, respectively. For further information please refer to Note 7 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. As of May 10, 2011, we had no amounts outstanding under this revolving credit facility. For further information please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We expect to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand and our revolving credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(3,449)	$(7,666)
Net cash used in investing activities	$(134,943)	$(7,049)
Net cash provided by financing activities	$3,098	$246

Operating Activities

Net cash used in operating activities of $3.4 million for the three months ended March 31, 2011 was primarily attributable to net income of $24.7 million, which includes depreciation and amortization of $11.7 million, stock-based compensation expense of $2.9 million, a provision for doubtful accounts and sales credits of $1.7 million, an increase in customer funds payable of $6.1 million due to the acquisition of DealerTrack Processing Solutions, and an increase in other long-term liabilities of $0.7 million, partially offset by a deferred tax benefit of $24.7 million primarily due to a reduction in our tax valuation allowance recorded during 2011, a decrease in accounts payable and accrued expenses of $11.4 million, an increase in accounts receivable of $6.4 million due to an increase in both transaction and subscription revenue and the acquisition of DealerTrack Processing Solutions, a stock-based compensation windfall tax benefit of $1.3 million, an increase in prepaid expenses and other assets of $3.3 million primarily due to prepaid taxes of $2.4 million, and an increase in customer funds and customer funds receivable of $6.1 million due to the acquisition of  DealerTrack Processing Solutions. Net cash used in operating activities of $7.7 million for the three months ended March 31, 2010 was primarily attributable to a net loss of $2.5 million, which includes depreciation and amortization of $9.2 million, stock-based compensation expense of $2.7 million and an increase to the provision for doubtful accounts and sales credits of $1.5 million, an increase in accounts payable and accrued expenses of $5.2 million, and a deferred tax provision of $13.4 million, partially offset by an increase in prepaid expenses and other current assets of $18.0 million, an increase in accounts receivable of $5.0 million due to an increase in both transaction and subscription revenues, an increase in other assets of $13.2 million, a gain of $0.6 million realized on the sale of securities, and a stock-based compensation windfall tax benefit of $0.6 million.

Investing Activities

Net cash used in investing activities of $134.9 million for the three months ended March 31, 2011 was primarily attributable to the payment for the acquisition of DealerTrack Processing Solutions and AIC of $125.5 million and $3.0 million, respectively, capital expenditures of $3.1 million and capitalized software and website development costs of $3.4 million. Net cash used in investing activities of $7.0 million for the three months ended March 31, 2010 was primarily attributable to the payment for the acquisition of intangible assets of $2.3 million, capital expenditures of $2.5 million and capitalized software and website development costs of $2.2 million.

Financing Activities

Net cash provided by financing activities of $3.1 million for the three months ended March 31, 2011 was primarily attributable to net proceeds received from the exercise of employee stock options of $2.2 million, employee stock purchases under our employee stock purchase plan of $0.2 million and a stock-based compensation windfall tax benefit of $1.3 million, partially offset by payment for shares surrendered for taxes of $0.4 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.2 million. Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2010 was primarily attributable to net proceeds received from the exercise of employee stock options of $0.1 million, employee stock purchases under our employee stock purchase plan of $0.2 million and a stock-based compensation windfall tax benefit of $0.6 million, partially offset by payment for shares surrendered for taxes of $0.6 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.1 million.

Contractual Obligations

As of March 31, 2011, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011, except as set forth below.

In connection with the acquisition of DealerTrack Processing Solutions on January 31, 2011, we assumed approximately 27,000 square feet of office space in Groton, Connecticut, and 85,000 square feet of office space in Sacramento, California. Under the terms of the lease agreements for Connecticut and California we are required to pay annual rent expense of approximately $0.6 million and $1.4 million, through the expiration of the leases on December 31, 2013 and July 23, 2013, respectively.

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. The agreement for this revolving credit facility permits us to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders subject to certain conditions. The interest rate on this revolving credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 225 basis points and 275 basis points in the case of Eurodollar/CDOR loans and (b) between 125 basis points and 175 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our subsidiaries (the ratio of consolidated total debt of us and our subsidiaries to consolidated EBITDA) not to exceed 2.75 to 1.00 and an interest coverage ratio (EBITDA to cash interest expense) not to be less than 3.0 to 1.0. As of May 10, 2011, we had no amounts outstanding under this revolving credit facility. For further information please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. There are signs that the United States and global economies are beginning to recover and the financing environment, automobile industry and stock markets are improving. However, there are expected headwinds associated with the impact from the March 2011 earthquake and subsequent tsunami in Japan. Due to supply disruptions of both parts and Japanese imports, there may be a notable, but temporary, slowdown in SAAR in the second and third quarters from first quarter rates. Additionally, the recent severe storms in the Southern part of the United States may also impact car sales in that region. The number of lending relationships between the various lenders and dealers available through our network has begun to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased in 2010 over 2009, overall they remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors (“GM”) filed and then emerged from bankruptcy. This has had a significant impact on their franchised dealers both in terms of dealer closing and the financial viability of their remaining dealers. Toyota suffered significant recalls that limited its ability to sell new vehicles for a period of time. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

Due to the economic downturn, there was automotive dealer consolidation and the number of franchised automotive dealers declined significantly in 2009 and 2010. Based on data from NADA, the number of franchised dealers declined, by approximately 2,300, or 11%, in 2009 and 2010. A reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay the amounts owed to us, resulting in a potential increase in our bad debt expense.

Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could impair the carrying value of our goodwill, deferred tax assets and other long-lived assets.  Due to cumulative U.S. book losses incurred in recent years, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance on our U.S. deferred tax assets. Additionally, we may be required to write off some of our goodwill or long-lived assets if these conditions worsen for a period of time.

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

Interest Rate Exposure

As of March 31, 2011, we had cash, cash equivalents, short-term and long-term investments of $60.5 million invested in money market instruments, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk. On January 31, 2011, we acquired DealerTrack Processing Solutions for approximately $125.5 million, net of acquired cash and reflecting the final working capital adjustment, which will significantly reduce our future interest income.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.1 million, or $0.0 per share, on future reported operating results.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at this reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The changes described below were the only changes in our internal control over financial reporting during the quarter ended March 31, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc. now known as DealerTrack Processing Solutions, Inc. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures at DealerTrack Processing Solutions. As a result, the process may result in additions or changes to our internal control over financial reporting.

During the quarter ended March 31, 2011, we completed phase one of our multi-year implementation of a new Company-wide enterprise resource planning software system, SAP. The new SAP system became operational for several divisions during March 2011. The system implementation is being undertaken to enhance our accounting and reporting procedures, provide more standardized and efficient business processes, and provide flexibility to adapt to the planned future growth of our Company. In conjunction with the SAP implementation, the Company modified the design, operation and documentation of its internal controls over financial reporting in the business processes impacted by the new system. Management believes these changes will maintain and strengthen our overall internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described under Note 13 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings” and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of  our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 18, 2011, that could materially affect our business, financial condition or results of operations. The  changes described below in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

Restrictive covenants in our credit facilities may restrict our ability to pursue our business strategies.

Our credit facilities contain restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	make certain investments, loans, advances, guarantees or acquisitions;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	incur additional liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or the applicable subsidiary’s assets;

•	enter into transactions with our or the applicable subsidiary’s affiliates;

•	sell assets;

•	make capital expenditures;

•	make optional payments in respect of and amendments to certain other types of debt;

•	enter into swap agreements;

•	change certain fiscal periods; and

•	enter into new lines of business.

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

The following table sets forth the repurchases for the three months ended March 31, 2011:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2011	15,082	$19.97	n/a	n/a
February 2011	1,172	$20.47	n/a	n/a
March 2011	5,569	$20.06	n/a	n/a

Total	21,823

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc.
(Registrant)

Date: May 10, 2011	/s/ Eric D. Jacobs
Eric D. Jacobs Senior Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1*	Agreement and Plan of Merger, dated as of January 7, 2011, among DealerTrack Holdings, Inc., triVIN Holdings, Inc., PS Acquisition Corp., and American Capital, Ltd.

10.2**
Credit Agreement, dated as of April 20, 2011, among DealerTrack Holdings, Inc., the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Keybank National Association as Syndication Agent.

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

*Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 7, 2011.
** Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 26, 2011.