Form 10-Q
period 2011-06-30
DealerTrack Holdings, Inc.
filed 2011-08-09
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 41,411,298 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$70,061	$192,563
Investments	655	490
Customer funds	2,960	—
Customer funds receivable	13,593	—
Accounts receivable, net of allowances of $4,356 and $3,258 as of June 30, 2011 and December 31, 2010, respectively	37,127	24,273
Prepaid expenses and other current assets	27,693	17,929

Total current assets	152,089	235,255

Investments — long-term	—	2,254
Property and equipment, net	21,532	18,875
Software and website developments costs, net	34,505	29,875
Intangible assets, net	95,026	23,163
Goodwill	211,937	136,408
Deferred tax assets — long-term	26,357	1,015
Other assets — long-term	12,409	12,118

Total assets	$553,855	$458,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,721	$5,241
Accrued compensation and benefits	13,985	10,823
Accrued liabilities — other	13,727	12,511
Customer funds payable	16,553	—
Deferred revenue	7,810	5,010
Deferred tax liabilities	—	411
Capital leases payable	359	317

Total current liabilities	57,155	34,313

Capital leases payable — long-term	173	165
Deferred tax liabilities — long-term	38,691	9,488
Deferred revenue — long-term	5,387	3,254
Other liabilities — long-term	3,166	2,826

Total liabilities	104,572	50,046
Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 44,450,128 shares issued and 41,352,913 shares outstanding as of June 30, 2011; and 175,000,000 shares authorized; 43,748,237 shares issued and 40,673,042 shares outstanding as of December 31, 2010	445	437
Treasury stock, at cost, 3,097,215 shares and 3,075,195 shares as of June 30, 2011 and December 31, 2010, respectively	(51,525)	(51,083)
Additional paid-in capital	475,952	463,614
Accumulated other comprehensive income	9,426	7,858
Retained earnings (accumulated deficit)	14,985	(11,909)

Total stockholders’ equity	449,283	408,917

Total liabilities and stockholders’ equity	$553,855	$458,963

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue:
Net revenue	$89,051	$61,907	$166,242	$118,692

Operating expenses:
Cost of revenue (1)	49,040	31,265	91,906	61,982
Product development (1)	3,500	3,339	7,242	6,937
Selling, general and administrative (1)	30,633	27,260	62,234	54,668

Total operating expenses	83,173	61,864	161,382	123,587

Income (loss) from operations	5,878	43	4,860	(4,895)
Interest income	84	123	188	249
Interest expense	(212)	(60)	(244)	(119)
Other income	92	276	266	900
Realized gain on securities	409	—	409	582

Income (loss) before (provision for) benefit from income taxes	6,251	382	5,479	(3,283)
(Provision for) benefit from income taxes, net	(4,085)	(499)	21,415	715

Net income (loss)	$2,166	$(117)	$26,894	$(2,568)

Basic net income (loss) per share	$0.05	$(0.00)	$0.66	$(0.06)
Diluted net income (loss) per share	$0.05	$(0.00)	$0.64	$(0.06)
Weighted average common stock outstanding (basic)	41,202,939	40,271,983	41,035,681	40,182,567
Weighted average common stock outstanding (diluted)	42,550,398	40,271,983	42,279,986	40,182,567

(1) Stock-based compensation expense recorded for the three and six months ended June 30, 2011 and 2010 was classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$425	$438	$852	$841
Product development	187	156	372	307
Selling, general and administrative	2,414	2,493	4,744	4,681

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating Activities:
Net income (loss)	$26,894	$(2,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,739	18,304
Deferred tax benefit	(23,707)	(3,942)
Stock-based compensation expense	5,968	5,829
Provision for doubtful accounts and sales credits	3,331	2,807
Amortization of deferred interest	—	68
Deferred compensation	100	—
Stock-based compensation windfall tax benefit	(1,890)	(894)
Realized gain on securities	(409)	(582)
Amortization of debt issuance costs	91	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,583)	(8,316)
Customer funds and customer funds receivable	(6,060)	—
Prepaid expenses and other current assets	(4,777)	(3,783)
Accounts payable and accrued expenses	(8,237)	(8,232)
Customer funds payable	6,060	—
Deferred revenue	1,427	(9)
Other liabilities — long-term	147	290
Deferred rent	67	(24)
Other assets — long-term	144	(12,307)

Net cash provided by (used in) operating activities	12,305	(13,359)

Investing Activities:
Capital expenditures	(5,571)	(9,852)
Sale of investments	2,485	1,419
Capitalized software and website development costs	(9,657)	(6,435)
Payment for acquisition of businesses, net of acquired cash	(128,311)	(3,028)

Net cash used in investing activities	(141,054)	(17,896)

Financing Activities:
Principal payments on capital lease obligations	(299)	(260)
Proceeds from the exercise of employee stock options	4,386	396
Proceeds from employee stock purchase plan	340	413
Purchase of treasury stock	(441)	(595)
Stock-based compensation windfall tax benefit	1,890	894

Net cash provided by financing activities	5,876	848

Net decrease in cash and cash equivalents	(122,873)	(30,407)
Effect of exchange rate changes on cash and cash equivalents	371	(141)
Cash and cash equivalents, beginning of period	192,563	197,509

Cash and cash equivalents, end of period	$70,061	$166,961

Supplemental Disclosure:
Cash paid for:
Income taxes	$4,465	$3,954
Interest	32	33
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	1,004	2,977
Assets acquired under capital leases	34	289
Capitalized stock-based compensation	67	34
Deferred compensation reversal to equity	100	—

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description and Basis of Presentation

Business Description

DealerTrack’s intuitive and high-value software solutions and services enhance efficiency and profitability for all major segments of the retail automotive industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting over 17,000 dealers with more than 1,000 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency, while our inventory offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings — leading to accelerated used-vehicle turn rates and higher dealer profits. Our sales and F&I (finance & insurance) solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack also offers additional solutions for the automotive industry including electronic motor vehicle registration and titling applications, paper title storage, and digital document services. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

    Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2010 consolidated balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of a statement of results of operations, financial position and cash flows.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 18, 2011. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, except as set forth below as it relates to the acquisition of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc. (DealerTrack Processing Solutions):

Revenue Recognition

Collateral Management Services Transaction Revenue

Our collateral management solution provides paper and electronic-based title services. Customer contracts are principally comprised of two elements: (1) title perfection and (2) title administration.

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

Based on the above criteria, both paper and electronic-based collateral management service revenue is separated into two units of accounting.  We recognize a portion of the paper-based transaction fee upon completion of the lien documentation and for electronic-based transactions upon receipt of the title record. For customers in which we bill the entire transaction fee in advance, a portion of both the paper and electronic-based transaction fee is deferred and recognized over the title administration period, which we estimate to be at 39 months.  Amounts allocated to each unit of accounting are based upon the price charged when each element is sold separately.

Collateral management services revenue also includes revenue earned from converting a new lender’s title portfolio to our collateral management solution and other ancillary services.  Amounts earned from converting a new lender’s portfolio are recognized over the lender’s estimated portfolio loan life which varies depending on the lender. Amounts earned from other ancillary services are recognized on a per transaction basis after services have been rendered.

Registration and Titling Services Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau automotive vehicle registration services to customers.  Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

Customer Funds

Under contractual arrangements, our registration and titling services solution collects funds from its customers and remits such amounts to the various state departments of motor vehicle registries (registries). Customer funds receivable primarily represents transactions processed by our customers for which we have not collected our fees or the fees payable to the various registries. In addition, payments made to the various registries in advance of receipt from the customer, are recorded as customer funds receivable. Customer funds payable primarily includes transactions processed by our customers for which we have not remitted the fees to the various registries.   Customer funds are maintained in separate bank accounts and are segregated from our operating cash.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance resulting in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us beginning with the quarter ended March 31, 2012. We do not expect the adoption to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. This standard will be effective for us beginning with the quarter ended March 31, 2012. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

     Financial assets measured at fair value on a recurring basis include the following as of June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011
Cash equivalents (1)	$5,119	$—	$—	$5,119
Short-term investments (2) (3)	205	—	450	655

Total	$5,324	$—	$450	$5,774

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (2) (3)	40	—	450	490
Long-term investments (4)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of June 30, 2011 and December 31, 2010, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of underlying securities.

(3)
Level 3 short-term investments include an auction rate security invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets, as of both June 30, 2011 and December 31, 2010. Our intent is not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity, which is September 2011. In October 2010, $1.1 million of this security was redeemed by the issuer at par.

(4)
Level 3 long-term investments as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of total assets. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we classified them as long-term on our consolidated balance sheet. Due to the lack of observable market quotes we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

A reconciliation of the beginning and ending balances for Level 3 investments as of June 30, 2011 and December 31, 2010, is as follows (in thousands):

Balance as of January 1, 2010	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (3)	(1,100)
Balance as of December 31, 2010	2,704
Sale of tax-advantaged preferred stock (4)	(2,485)
Realized gain on securities included in the statement of operations (4)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)

Balance as of June 30, 2011	$450

5. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator:
Net income (loss)	$2,166	$(117)	$26,894	$(2,568)

Denominator:
Weighted average common stock outstanding (basic)	41,202,939	40,271,983	41,035,681	40,182,567
Common equivalent shares from options to purchase common stock and restricted common stock units	1,347,459	—	1,244,305	—

Weighted average common stock outstanding (diluted)	42,550,398	40,271,983	42,279,986	40,182,567

Basic net income (loss) per share	$0.05	$(0.00)	$0.66	$(0.06)

Diluted net income (loss) per share	$0.05	$(0.00)	$0.64	$(0.06)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net  income (loss) per share calculation because the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock options	1,163,365	5,051,340	1,240,235	4,829,268
Restricted stock units	42,640	829,041	249,118	747,810
Performance stock units	—	80,513	71,988	50,710

Total antidilutive awards	1,206,005	5,960,894	1,561,341	5,627,788

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$2,166	$(117)	$26,894	$(2,568)
Foreign currency translation adjustments	400	(2,069)	1,581	(659)
Unrealized gain (loss) on securities	77	(12)	165	3
Reversal of unrealized gain on securities sold	(314)	—	(178)	(589)

Total comprehensive income (loss)	$2,329	$(2,198)	$28,462	$(3,813)

For the three and six months ended June 30, 2011 and 2010, the foreign currency translation adjustment primarily represents the effect on translating the intangibles and goodwill related to previous acquisitions in Canada.

7. Stock-Based Compensation Expense

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

The following summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$1,207	$1,552	$2,500	$3,025
Restricted common stock	70	548	288	1,114
Restricted stock units	1,427	808	2,654	1,473
Performance stock units	322	179	526	217

Total stock-based compensation expense	$3,026	$3,087	$5,968	$5,829

8. Business Combinations

triVIN Holdings, Inc. Acquisition

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc., for a purchase price of $125.5 million, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in the fourth quarter of 2010 and $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$33,442
Property and equipment	825
Non-current assets	6,526
Intangible assets	83,760
Goodwill	74,217

Total assets acquired	198,770
Total liabilities assumed	(58,406	))))

Net assets acquired	$140,364

Included in current assets is approximately $14.9 million of cash acquired. The liabilities assumed includes a $33.5 million deferred tax liability that relates to the future amortization of certain acquired intangibles.

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill of $74.2 million primarily relates to the anticipated synergies resulting from combining DealerTrack Processing Solutions with our current products and the acquired workforce. The allocated value of goodwill was reduced by $0.3 million from March 31, 2011 due to an adjustment made to the liabilities assumed. Neither the acquired goodwill nor intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)

Customer relationships	$43,900	6.4
Technology	27,500	5.0
State DMV contractual relationships	6,190	6.0
Non-compete agreements	5,180	3.0
Trade names	990	3.0

Total acquired identifiable intangible assets	$83,760	5.7

The results of DealerTrack Processing Solutions were included in our consolidated statement of operations from the date of acquisition. DealerTrack Processing Solutions revenue from the date of acquisition through June 30, 2011, was $25.8 million. We are unable to provide DealerTrack Processing Solutions earnings since the date of acquisition as we do not have stand alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisition of DealerTrack Processing Solutions had been completed as of January 1, 2010. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, professional fees associated with the acquisition, and interest expense on short-term and long-term debt which was not acquired by DealerTrack. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net revenue	$89,051	$76,544	$171,021	$146,271
Net income (loss)	2,563	(706)	(152)	(4,804)
Basic net income (loss) per share	0.06	(0.02)	(0.00)	(0.12)
Diluted net income (loss) per share	0.06	(0.02)	(0.00)	(0.12)

9. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2011	2010
Computer equipment	3 – 5	$38,558	$32,525
Office equipment	5	4,317	3,784
Furniture and fixtures	5	3,502	3,378
Leasehold improvements	3 – 13	3,569	3,361

Total property and equipment, gross		49,946	43,048
Less: Accumulated depreciation		(28,414)	(24,173)

Total property and equipment, net		$21,532	$18,875

Depreciation expense related to property and equipment for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation expense	$2,246	$1,979	$4,162	$3,915

10. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer relationships	$83,212	$(37,168)	$37,028	$(30,283)	4-7
Database	492	(410)	13,292	(12,421)	3-6
Trade names	11,594	(6,806)	10,601	(6,135)	2-10
Technology	55,540	(22,024)	27,543	(16,991)	1-5
Non-compete agreements	6,569	(1,733)	1,389	(860)	4-5
State DMV relationships	6,190	(430)	—	—	6

Total	$163,597	$(68,571)	$89,853	$(66,690)

Amortization expense related to intangibles for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Intangible amortization expense	$7,708	$4,929	$14,568	$10,163

Amortization expense that will be incurred for the remaining period of 2011 and for each of the subsequent five years and thereafter is estimated, based on the June 30, 2011 book value, as follows (in thousands):

Remainder of 2011	$13,676
2012	23,317
2013	20,071
2014	16,146
2015	13,271
2016	6,232
Thereafter	2,313

Total	$95,026

11. Goodwill

The change in carrying amount of goodwill for the six months ended June 30, 2011 is as follows (in thousands):

Goodwill, gross, as of January 1, 2011	$136,408
Accumulated impairment losses as of January 1, 2011	—
Goodwill, net, as of January 1, 2011	$136,408

Acquisition of DealerTrack Processing Solutions	74,217
Acquisition of Automotive Information Center	490
Impact of change in Canadian dollar exchange rate	822
Goodwill, gross, as of June 30, 2011	$211,937

Accumulated impairment losses as of June 30, 2011	—
Goodwill, net, as of June 30, 2011	$211,937

12. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Customer deposits	$2,397	$2,398
Professional fees	2,109	2,178
Revenue share	1,336	1,043
Sales taxes	1,223	1,102
Software licenses	378	1,262
Computer equipment	317	1,693
Other	5,967	2,835

Total accrued liabilities – other	$13,727	$12,511

13. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has initiated a review of our consolidated federal income tax return for the period ended December 31, 2009. All of our other significant taxing jurisdictions are closed for years prior to 2006. Our amended return filings in California and New York are under review by each of the respective states. We have filed a formal request for redetermination with the State of Texas as a result of the state’s denial of our amended returns refund requests for report years 2005, 2006 and 2007. In addition, we are appealing Pennsylvania’s assessment to our 2007 and 2008 tax return filings.

The total liability for uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of June 30, 2011 and December 31, 2010, was $1.2 million and $1.0 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.  As of both June 30, 2011 and December 31, 2010, accrued interest and penalties related to tax positions taken on our tax returns are approximately $0.1 million.

As of December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, for the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011.

14. Commitments and Contingencies

Service Credit

Under the terms of the purchase agreement with JM Solutions for the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of DealerTrack. These service credits expire on December 31, 2016. The service credits are being recorded as a reduction in revenue as they are utilized.For the three and six months ended June 30, 2011, we recorded contra revenue related to the service credits of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2010, approximately $39,000 and $0.1 million, respectively, of the service credits were utilized. As of June 30, 2011, approximately $1.9 million of the service credit remains.

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

   Retail Sales Tax

The Ontario Ministry of Revenue conducted a retail sales tax field audit on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. (formerly known as DealerAccess Canada, Inc.), for the period from March 1, 2001 through May 31, 2003 (the “Audit Period”). We received a formal assessment from the ministry indicating unpaid Ontario retail sales tax totaling approximately $0.2 million, plus interest. Although we disputed the ministry’s findings, the assessment, including interest, was paid in order to avoid potential future interest and penalties.

As part of the purchase agreement dated December 31, 2003 between us and Bank of Montreal for the purchase of all of the issued and outstanding capital stock of DealerAccess, Inc., Bank of Montreal agreed to indemnify us specifically for this potential liability for all sales tax periods prior to January 1, 2004. The potential sales tax liability for the period covered by this indemnification is now closed due to the statutory expiration of the periods open for audit by the ministry. All amounts paid to the ministry by us for this assessment were reimbursed by the Bank of Montreal under this indemnity.

We undertook a comprehensive review of the audit findings of the ministry using external tax experts. Our position was that these lender revenue transactions were not subject to Ontario retail sales tax.

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

The ministry conducted a retail sales tax field audit on the financial records of DealerTrack Canada, Inc. for the period from March 1, 2007 through June 30, 2010. We received a proposed settlement from the ministry indicating unpaid Ontario retail sales tax totaling approximately $63,000, plus interest. The assessment included items for which the ministry concluded that DealerTrack should have self-assessed but did not. DealerTrack did not dispute the ministry’s finding and paid the amount assessed in April 2011. The Ministry did not review or assess on the issue of taxability of our lender revenue transactions.

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

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we had a commitment to pay severance of approximately $5.0 million as of June 30, 2011, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, if there is a change in control, we will also have a commitment to pay additional severance of $2.1 million as of June 30, 2011.

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

On July 8, 2009, the court  held Claims 1-4 of DealerTrack’s patent 7,181,427 were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment.  On September 8, 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of patent 6,587,841, the invalidity of patent 7,181,427, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. In October 2010, the United States Court of Appeals set a briefing schedule. DealerTrack filed its appellant’s brief in the case on October 29, 2010 and reply briefs were filed by both RouteOne and Finance Express in early December 2010. DealerTrack filed its reply brief on January 18, 2011 and oral argument was held on May 5, 2011.

We believe that the potential liability from all current litigations will not have a material effect on our financial position or results of operations when resolved in a future period.

15. Segment Information

The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for both the three and six months ended June 30, 2011 is approximately 10% of our revenue. Revenue earned outside of the United States for the three and six months ended June 30, 2010 is approximately 14% and 13% of our revenue, respectively.

Supplemental disclosure of revenue by service type for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Transaction services revenue	$48,505	$26,851	$86,940	$49,721
Subscription services revenue	34,716	30,341	68,581	60,069
Other	5,830	4,715	10,721	8,902

Total net revenue	$89,051	$61,907	$166,242	$118,692

16. Strategic Agreement with Ally

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally Financial (Ally). Under the terms of the agreement, Ally became a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million, which was paid in May 2010. Ally has continued to accept credit applications through a competitive system, which it owns a portion of.

The one-time $15.0 million payment is being recorded as a reduction in revenue over the period of expected benefit of approximately five years. For the three and six months ended June 30, 2011, we recorded contra revenue related to revenue from the Ally strategic relationship of $0.8 million and $1.6 million, respectively. For both the three and six months ended June 30, 2010, we recorded contra revenue related to revenue from the Ally strategic relationship of $0.2 million. As of June 30, 2011, we have $11.8 million of the payment remaining to be amortized to contra revenue, of which, we have classified $3.2 million in prepaid expenses and other current assets and $8.6 million in other long-term assets. As of December 30, 2010, $13.4 million of the payment was remaining to be amortized to contra revenue, of which, $3.2 million was classified in prepaid expenses and other current assets and $10.2 million was classified in other long-term assets.

17. Credit Facility

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. The agreement for this revolving credit facility also permits us, under certain conditions, to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders. The interest rate on this revolving credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 225 basis points and 275 basis points in the case of Eurodollar/CDOR loans and (b) between 125 basis points and 175 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our subsidiaries (the ratio of consolidated total debt of us and our subsidiaries to consolidated EBITDA) not to exceed 2.75 to 1.00 and an interest coverage ratio (EBITDA to cash interest expense) not to be less than 3.0 to 1.0. Additionally, under the credit facility we are required to make quarterly commitment fees payments on any available revolving amounts at a rate between 40 basis points and 50 basis points based on our consolidated leverage ratio. Interest expense related to the credit facility for both the three and six months ended June 30, 2011 was $0.1 million. We capitalized approximately $1.9 million of debt issuance costs associated with the credit facility, of which, $1.8 million was remaining at June 30, 2011. As of June 30, 2011, we had no amounts outstanding under this revolving credit facility.

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

As of June 30, 2011, we were in compliance with all restrictive covenants and financial ratios.

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

18. Subsequent Events

On July 1, 2011, DealerTrack AAX acquired substantially all of the assets of eCarlist, LLC (eCarlist) for an initial purchase price of $35.3 million, subject to working capital and other customary adjustments, consisting of a cash payment of $23.5 million (which constitutes initial cash consideration of $23.7 million minus an initial working capital estimate adjustment) and an $11.6 million unsecured subordinated note. The note was issued by DealerTrack Holdings, Inc. and has a term of either two years or six years, based on certain factors related to the retention of key individuals, which we expect will result in compensation expense of approximately $1.5 million to be recorded in our consolidated statement of operations over two years from the date of acquisition. The sellers may earn additional consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. Additionally, we expect to make payments to certain former employees of eCarlist related to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

eCarlist provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarlist’s solutions and services will be a part of the DealerTrack inventory management solutions group, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will significantly expand our subscription business and further strengthen our relationship with automobile dealers.

We expensed approximately $0.6 million of professional fees associated with the acquisition in the three and six months ended June 30, 2011. We expect to expense an additional approximately $0.6 million of professional fees in the third quarter of 2011. We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the third quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011 . Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Overview

DealerTrack’s intuitive and high-value software solutions and services enhance efficiency and profitability for all major segments of the retail automotive industry, including dealers, lenders, OEM’s, agents and aftermarket providers. We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the industry’s largest online credit application network in the United States, connecting over 17,000 dealers with more than 1,000 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency, while our inventory offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings — leading to accelerated used-vehicle turn rates and higher dealer profits. Our sales and F&I (finance & insurance) solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform. DealerTrack’s compliance solution helps dealers meet legal and regulatory requirements and protect their assets. DealerTrack also offers additional solutions for the automotive industry including electronic motor vehicle registration and titling applications, paper title storage, and digital document services. DealerTrack’s family of companies also includes data and consulting services providers, ALG and Chrome Systems.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including ALG, Inc., Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., General Systems Solutions, Inc., FDI Computer Consulting, Inc., and DealerTrack Systems, Inc.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$21,270	$9,800	$34,171	$14,742
Adjusted net income (Non-GAAP) (1)	$10,835	$5,252	$18,325	$7,303
Capital expenditures, software and website development costs	$6,117	$12,668	$16,333	$19,588
Active dealers in our network as of end of the period (2)	17,660	17,120	17,660	17,120
Active lenders in our network as of end of the period (3)	1,062	891	1,062	891
Active lender to dealer relationships as of the end of the period (4)	149,398	137,919	149,398	137,919
Subscribing dealers in our network as of end of the period (5)	14,488	13,468	14,488	13,468
Transactions processed (6)	19,135	12,239	35,909	24,080
Average transaction price (7)	$2.58	$2.21	$2.47	$2.07
Average monthly subscription revenue per subscribing dealership (8)	$807	$749	$802	$734

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, and contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related compensation expense and professional service fees, realized gains or (losses) on securities and certain other non-recurring items. Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, and contra-revenue and may also exclude certain items such as: impairment charges, restructuring charges, acquisition-related compensation expense and professional service fees, realized gains or (losses) on securities, adjustments to deferred tax asset valuation allowances and certain other non-recurring items. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact. Adjusted EBITDA and adjusted net income are presented because management believes they provide additional information with respect to the performance of our fundamental business activities and are also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as primary measures to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

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

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA, and adjusted net income only as supplements to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP net income (loss)	$2,166	$(117)	$26,894	$(2,568)
Interest income	(84)	(123)	(188)	(249)
Interest expense	212	60	244	119
Provision for (benefit from) income taxes	4,085	499	(21,415)	(715)
Depreciation of property and equipment and amortization of capitalized software and website costs	5,286	4,135	10,171	8,141
Amortization of acquired identifiable intangibles	7,708	4,929	14,568	10,163

EBITDA (Non-GAAP)	19,373	9,383	30,274	14,891
Adjustments:
Contra-revenue (9)	1,114	196	2,057	196
Integration and other related costs (including amounts related to stock-based compensation)	306	—	958	—
Acquisition related and other professional fees	886	221	1,216	237
Acquisition related compensation expense	—	—	75	—
Realized gain on securities	(409)	—	(409)	(582)

Adjusted EBITDA (Non-GAAP)	$21,270	$9,800	$34,171	$14,742

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP net income (loss)	$2,166	$(117)	$26,894	$(2,568)
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (10)	1,001	—	(23,547)	—
Amortization of acquired identifiable intangibles	7,708	4,929	14,568	10,163
Stock-based compensation (excluding amounts included in integration and other related costs)	3,035	3,087	5,850	5,829
Contra-revenue (9)	1,114	196	2,057	196
Integration and other related costs (including amounts related to stock based compensation)	306	—	958	—
Acquisition related and other professional fees	886	221	1,216	237
Acquisition related compensation expense (11)	—	—	75	—
Amended state tax returns impact (non-taxable)	—	—	32	—
Realized gain on securities (non-taxable)	(409)	—	(409)	(582)
Tax impact of adjustments (12)	(4,972)	(3,064)	(9,369)	(5,972)

Adjusted net income (Non-GAAP)	$10,835	$5,252	$18,325	$7,303

(2)
We consider a dealer to be active in our network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. DealerTrack network.

(3)	We consider a lender to be active in our network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships with one or more active subscriptions on the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)
Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks at the end of a given period.

(7)
Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back transaction related contra-revenue. For the three and six months ended June 30, 2010, the average transaction price was updated from the amounts originally reported of $2.19 and $2.09, respectively.

(8)
Represents subscription services revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks. Revenue used in the calculation adds back subscription related contra-revenue.

(9)	For further information please refer to Note 14 and Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(10)
At December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, for the year ended December 31, 2010.  As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, the company evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. For further information please refer to Note 13 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-Q.

(11)	Approximately $45,000 of the acquisition related compensation expense is non-taxable.

(12)
The tax impact of adjustments for the three and six months ended June 30, 2011 are based on a U.S. statutory tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.2% and 37.9%, respectively, for the three months ended June 30, 2011, and 37.9% and 37.9%, respectively, for the six months ended June 30, 2011. The tax impact of adjustments for the three and six months ended June 30, 2010 are based on a U.S. effective tax rate of 36.7% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock based compensation expense, which are based on a blended tax rate of 36.2% and 36.6%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for (1) each electronic receipt of credit application or contract data that dealers submit to them through the DealerTrack credit application network; (2) for each financing contract executed via our electronic contracting and digital contract processing solution; (3) for each title record perfected or administered; and (4) for any transactional data services performed. We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket, accessory and credit report providers, for each fee bearing product accessed by dealers.

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

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due based on the number of transactions processed, direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, and compensation, related benefits and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions.

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

We allocate overhead such as occupancy and telecommunications charges, and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in cost of revenue and each other operating expense category.

Acquisitions

On January 31, 2011, we acquired all of the outstanding shares of DealerTrack Processing Solutions for a purchase price of approximately $125.5 million in cash, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. For further information please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On July 1, 2011, DealerTrack AAX acquired substantially all of the assets of eCarlist for an initial purchase price of $35.3 million, subject to working capital and other customary adjustments, consisting of a cash payment of $23.5 million (which constitutes initial cash consideration of $23.7 million minus an initial working capital estimate adjustment) and an $11.6 million unsecured subordinated note. The note was issued by  DealerTrack Holdings, Inc. and has a term of either two years or six years, based on certain factors related to the retention of key individuals, which we expect will result in compensation expense of approximately $1.5 million to be recorded in our consolidated statement of operations over two years from the date of acquisition. The sellers may earn additional consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. Additionally, we expect to make payments to certain former employees of eCarlist relating to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

eCarlist provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarlist’s solutions and services will be a part of the DealerTrack Inventory Solutions Group, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will significantly expand our subscription business and further strengthen our relationship with automobile dealers. For further information please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Financial assets measured at fair value on a recurring basis include the following as of June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011
Cash equivalents (1)	$5,119	$—	$—	$5,119
Short-term investments (2) (3)	205	—	450	655

Total	$5,324	$—	$450	$5,774

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (2) (3)	40	—	450	490
Long-term investments (4)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of June 30, 2011 and December 31, 2010, Level 1 short-term investments include investments in tax-advantaged preferred securities, for which we determined fair value based on the quoted market prices of the underlying securities.

(3)
Level 3 short-term investments include an auction rate security invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets, as of both June 30, 2011 and December 31, 2010. Our intent is not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. However, should the marketplace auctions continue to fail we may hold the security to maturity, which is September 2011. In October 2010, $1.1 million of this security was redeemed by the issuer at par.

(4)
Level 3 long-term investments as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of total assets. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we classified them as long-term on our consolidated balance sheet. Due to the lack of observable market quotes we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.  In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

A reconciliation of the beginning and ending balances for Level 3 investments as of June 30, 2011 and December 31, 2010, is as follows (in thousands):

Balance as of January 1, 2010	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (3)	(1,100)
Balance as of December 31, 2010	2,704
Sale of tax-advantaged preferred stock (4)	(2,485)
Realized gain on securities included in the statement of operations (4)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)

Balance as of June 30, 2011	$450

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, except as set forth below, which relate to revenue recognition practices arising from the acquisition of DealerTrack Processing Solutions.

Revenue Recognition

Collateral Management Services Transaction Revenue

Our collateral management solution provides paper and electronic-based title services. Customer contracts are principally comprised of two elements: (1) title perfection and (2) title administration.

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

Based on the above criteria, both paper and electronic-based collateral management service revenue is separated into two units of accounting.  We recognize a portion of the paper-based transaction fee upon completion of the lien documentation and for electronic-based transactions upon receipt of the title record. For customers in which we bill the entire transaction fee in advance, a portion of both the paper and electronic-based transaction fee is deferred and recognized over the title administration period, which we estimate to be at 39 months.  Amounts allocated to each unit of accounting are based upon the price charged when each element is sold separately.

Collateral management services revenue also includes revenue earned from converting a new lender’s title portfolio to our collateral management solution and other ancillary services.  Amounts earned from converting a new lender’s portfolio are recognized over the lender’s estimated portfolio loan life which varies depending on the lender. Amounts earned from other ancillary services are recognized on a per transaction basis after services have been rendered.

Registration and Titling Services Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau automotive vehicle registration services to customers.  Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months June 30,				Six Months June 30,
	2011		2010		2011		2010
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$89,051	100.0%	$61,907	100.0%	$166,242	100.0%	$118,692	100.0%

Operating expenses:
Cost of revenue	49,040	55.1	31,265	50.5	91,906	55.3	61,982	52.2
Product development	3,500	3.9	3,339	5.4	7,242	4.4	6,937	5.8
Selling, general and administrative	30,633	34.5	27,260	44.0	62,234	37.4	54,668	46.1

Total operating expenses	83,173	93.5	61,864	99.9	161,382	97.1	123,587	104.1

Income (loss) from operations	5,878	6.5	43	0.1	4,860	2.9	(4,895)	(4.1)
Interest income	84	0.1	123	0.2	188	0.1	249	0.2
Interest expense	(212)	(0.2)	(60)	(0.1)	(244)	(0.1)	(119)	(0.1)
Other income	92	0.1	276	0.4	266	0.2	900	0.7
Realized gain on securities	409	0.5	—	—	409	0.2	582	0.5
Income (loss) before (provision for) benefit from income taxes	6,251	7.0	382	0.6	5,479	3.3	(3,283)	(2.8)
(Provision for) benefit from income taxes, net	(4,085)	(4.6)	(499)	(0.8)	21,415	12.9	715	0.6

Net income (loss)	$2,166	2.4%	$(117)	(0.2)%	$26,894	16.2%	$(2,568)	(2.2)%

Three Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$48,505	$26,851	$21,654	81%
Subscription services revenue	34,716	30,341	4,375	14%
Other	5,830	4,715	1,115	24%

Total net revenue	$89,051	$61,907	$27,144	44%

Total net revenue increased $27.1 million, or 44%, to $89.0 million for the three months ended June 30, 2011 from $61.9 million for the three months ended June 30, 2010.

Transaction Services Revenue.   Transaction services revenue increased $21.6 million, or 81%, to $48.5 million for the three months ended June 30, 2011 from $26.9 million for the three months ended June 30, 2010. The increase in transaction revenue is primarily due to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $15.4 million, or 71%, to the increase in transaction revenue. In addition, improving credit markets, an increase in automobile sales and the addition of Ally as a lender to our U.S. credit application processing network contributed to the increase in transaction services revenue. As seen in the table below, these industry trends had a positive impact on our key business metrics for the three months ended June 30, 2011, as compared to the same period in 2010.

	Three Months Ended June 30,		Variance
	2011	2010	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.58	$2.21	$0.37	17%
Active lenders in our network as of end of period	1,062	891	171	19%
Active lender to dealer relationships	149,398	137,919	11,479	8%
Transactions processed (in thousands, except percentages)	19,135	12,239	6,896	56%

Our average transaction price and the total number of transactions processed increased 17% and 56%, respectively, which resulted in an increase in revenue of $7.1 million and $15.2 million, respectively. These increases were partially offset by an increase in contra-revenue of $0.7 million primarily related to transaction revenue earned from our strategic relationship with Ally and through the use of service credits related to the AAX acquisition. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of DealerTrack Processing Solutions, whose transactions are generally at a higher average price than our other transactions and which added additional volume; a 19% increase in lender customers active in our U.S. DealerTrack network who are generally lower transaction volume customers with higher prices per transaction; and an 8% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers and more lenders on our U.S. credit application processing network, an increase in the average number of lenders that dealers use and was also impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue.   Subscription services revenue increased $4.4 million, or 14%, to $34.7 million for the three months ended June 30, 2011 from $30.3 million for the three months ended June 30, 2010. The increase in subscription revenue is due to the following improvements in our key business metrics for the three months ended June 30, 2011 as compared to the same period in 2010.

	Three Months Ended June 30,		Variance
	2011	2010	Amount	Percent
Average monthly spend per subscribing dealer (excludes impact of contra-revenue	$807	$749	$58	8%
Subscribing dealers in our network as of end of the period	14,488	13,468	1,020	8%

The 8% increase in average monthly spend per subscribing dealer contributed $2.5 million to subscription services revenue and the 8% increase in average number of subscribing dealers in our network contributed $2.1 million to subscription services revenue; these increases were partially offset by $0.2 million in contra-revenue resulting from the use of service credits related to the AAX acquisition. The increase in average monthly spend per subscribing dealer is primarily due to the continued success of selling DMS, inventory management and compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.   Other revenue increased $1.1 million, or 24%, to $5.8 million for the three months ended June 30, 2011 from $4.7 million for the three months ended June 30, 2010. The $1.1 million increase was primarily due to an increase in training and hardware revenue from our DMS business.

Operating Expenses

	Three Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$49,040	$31,265	$17,775	57%
Product development	3,500	3,339	161	5%
Selling, general and administrative	30,633	27,260	3,373	12%

Total operating expenses	$83,173	$61,864	$21,309	34%

Cost of Revenue. Cost of revenue increased $17.7 million, or 57%, to $49.0 million for the three months ended June 30, 2011 from $31.3 million for the three months ended June 30, 2010. The $17.7 million increase was primarily the result of increases of $ 4.5 million in intangible amortization related to DealerTrack Processing Solutions acquired intangibles, $2.9 million in costs related to DealerTrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with processing transactions, $1.3 million in software amortization and depreciation charges, $1.0 million primarily related to temporary labor as a result of growing the volume of eDocs transactions, $0.9 million in occupancy and telecommunications costs, and $0.8 million in increased technology expense, which includes hosting expenses, technology support and other consulting expenses. Additionally, there were increases of $6.7 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions, headcount additions, and an increase in payroll and other taxes, and $0.7 million in bonus compensation. These increases were partially offset by a decrease in intangible amortization expense of $1.7 million primarily due to intangible assets which became fully amortized during the three months ended June 30, 2011.

Product Development Expenses. Product development expenses increased $0.2, or 5%, to $3.5 million for the three months ended June 30, 2011 from $3.3 million for the three months ended June 30, 2010. The $0.2 million increase was primarily the result of increased salary and related benefit costs and bonus compensation primarily due to the acquisition of DealerTrack Processing Solutions, and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 12%, to $30.6 million for the three months ended June 30, 2011 from $27.3 million for three months ended June 30, 2010. The $3.3 million increase in selling, general and administrative expenses was primarily the result of an increase of $0.8 million in bonus compensation and an increase of $0.6 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions offset by decreases in headcount, commission, severance and payroll and other taxes. Additionally, there were increases of $0.6 million in deal related costs due to the acquisition of DealerTrack Processing Solutions and eCarlist, $0.3 million in training expenses, $0.2 million in increased occupancy and telecommunications costs, $0.2 million in postage and mailing expenses, and $0.2 million in office and computer related supplies and materials resulting from headcount additions.

Other Income

	Three Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Other income	$92	$276	$(184)	(67)%

Other income decreased $0.2 million, or 67%, to $0.1 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010. The $0.2 million decrease is primarily due to income earned during the three months ended June 30, 2010 from our sales solution resulting from non-recurring activities outside of our ordinary operations.

Realized Gain on Securities

	Three Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$409	$—	$409	100%

During the three months ended June 30, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain in the statement of operations of approximately $0.4 million. For further information please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes, Net

	Three Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(4,085)	$(499)	$(3,586)	719%

The net provision for income taxes for the three months ended June 30, 2011 of $4.1 million consisted primarily of $2.3 million of federal income tax expense, $0.8 million of state income tax expense and $1.0 million of tax expense for our Canadian subsidiary. The net provision for income taxes for the three months ended June 30, 2010 of $0.5 million consisted primarily of $2.3 million of federal income tax benefit, offset by $1.6 million of state income tax expense and $1.2 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the three months ended June 30, 2010 is $0.3 million for a permanent item relating to intangible amortization. This amount had an 81% impact on the effective tax rate for the three months ended June 30, 2010. For the three months ended June 30, 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense. Our effective tax rate for the three months ended June 30, 2011 is 65.3% compared with 130.7% for the three months ended June 30, 2010.

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

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Six Months Ended June 30, 2011 and 2010

Revenue

	Six Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$86,940	$49,721	$37,219	75%
Subscription services revenue	68,581	60,069	8,512	14%
Other	10,721	8,902	1,819	20%

Total net revenue	$166,242	$118,692	$47,550	40%

Total net revenue increased $47.5 million, or 40%, to $166.2 million for the six months ended June 30, 2011 from $118.7 million for the six months ended June 30, 2010.

Transaction Services Revenue.   Transaction services revenue increased $37.2 million, or 75%, to $86.9 million for the six months ended June 30, 2011 from $49.7 million for the six months ended June 30, 2010. The increase in transaction revenue is due to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $25.3 million, or 68%, to the increase in transaction revenue. In addition, improving credit markets, an increase in automobile sales and the addition of Ally as a lender to our U.S. credit application processing network contributed to the increase in transaction services revenue. As seen in the table below, these industry trends had a positive impact on our key business metrics for the six months ended June 30, 2011 as compared to the same period in 2010.

	Six Months Ended June 30,		Variance
	2011	2010	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.47	$2.07	$0.40	19%
Active lenders in our network as of end of period	1,062	891	171	19%
Active lender to dealer relationships	149,398	137,919	11,479	8%
Transactions processed	35,909	24,080	11,829	49%

Our average transaction price and total number of transactions processed increased 19% and 49%, respectively, which resulted in an increase in revenue of $14.4 million and $24.5 million, respectively; these increases were partially offset by an increase in contra-revenue of $1.7 million primarily related to transaction revenue earned from our strategic relationship with Ally and through the use of service credits related to the AAX acquisition. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of DealerTrack Processing Solutions, whose transactions are generally at a higher average price than our other transactions and which added additional volume; a 19% increase in lender customers active in our U.S. DealerTrack network who are generally lower transaction volume customers with higher prices per transaction; and an 8% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers and more lenders on our U.S. credit application processing network, and an increase in the average number of lenders that dealers use, and was also impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue.  Subscription services revenue increased $8.5 million, or 14%, to $68.6 million for the six months ended June 30, 2011 from $60.1 million for the six months ended June 30, 2010. The increase in subscription revenue is due to the following improvements in our key business metrics for the six months ended June 30, 2011 as compared to the same period in 2010.

	Six Months Ended June 30,		Variance
	2011	2010	Amount	Percent
Average monthly spend per subscribing dealer (excludes impact of contra-revenue)	$802	$734	$68	9%
Subscribing dealers in our network as of end of the period	14,488	13,468	1,020	8%

The 9% increase in average monthly spend per subscribing dealer contributed $5.8 million to subscription services revenue and the 8% increase in average number of subscribing dealers in our network contributed $2.9 million to subscription services revenue; these increases were partially offset by $0.2 million in contra-revenue resulting from the use of service credits associated with the AAX acquisition. The increase in average monthly spend per subscribing dealer is primarily due to the continued success of selling DMS, inventory management and compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.   Other revenue increased $1.8 million, or 20%, to $10.7 million for the six months ended June 30, 2011 from $8.9 million for the six months ended June 30, 2010.  The $1.8 million increase was primarily due to an increase in installation, training and hardware revenue from our DMS business.

 Operating Expenses

	Six Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$91,906	$61,982	$29,924	48%
Product development	7,242	6,937	305	4%
Selling, general and administrative	62,234	54,668	7,566	14%

Total operating expenses	$161,382	$123,587	$37,795	31%

Cost of Revenue. Cost of revenue increased $29.9 million, or 48%, to $91.9 million for the six months ended June 30, 2011 from $62.0 million for the six months ended June 30, 2010. The $29.9 million increase was primarily the result of increases of $7.6 million in intangible amortization related to DealerTrack Processing Solutions acquired intangibles, $5.0 million in costs related to DealerTrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with processing transactions, $2.3 million in software amortization and depreciation charges, $2.2 million primarily related to temporary labor as a result of growing the volume of eDocs transactions, $1.6 million in technology expense, which includes hosting expenses, technology support and other consulting expenses, and $1.5 million in occupancy and telecommunications costs. Additionally, there were increases of $10.7 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions, headcount additions, and an increase in payroll and other taxes, and $1.3 million in bonus compensation. These increases were partially offset by a decrease in intangible amortization expense of $3.2 million primarily due to intangible assets becoming fully amortized during the six months ended June 30, 2011.

Product Development Expenses. Product development expenses increased $0.3 million, or 4%, to $7.2 million for the six months ended June 30, 2011 from $6.9 million for the six months ended June 30, 2010. The $0.3 million increase was primarily the result of increased salary and related benefit costs and bonus compensation primarily due to the acquisition of DealerTrack Processing Solutions, and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.5 million, or 14%, to $62.2 million for the six months ended June 30, 2011 from $54.7 million for six months ended June 30, 2010. The $7.5 million increase in selling, general and administrative expenses was primarily the result of an increase of $1.6 million in bonus compensation and an increase of $3.2 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions, offset by decreases in headcount, commissions, severance and payroll and other taxes. Additionally, there were increases of $0.7 million in deal related costs due to the acquisition of DealerTrack Processing Solutions and eCarlist, $0.4 million in occupancy and telecommunications costs, $0.4 million in training expenses, $0.3 million in postage and mailing expenses, $0.2 million in office and computer related supplies and materials resulting from headcount additions, and $0.2 million in bad debt expense. These increases were partially offset by a decrease of $0.2 million in depreciation charges.

Other Income

	Six Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Other income	$266	$900	$(634)	(70)%

Other income decreased $0.6 million to $0.3 million for the six months ended June 30, 2011 from $0.9 million for the six months ended June 30, 2010. The $0.6 million decrease is primarily due to $0.5 million of income earned during the six months ended June 30, 2010 from our sales solution resulting from non-recurring activities outside our ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business.

Realized Gain on Securities

	Six Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$409	$582	$(173)	(30)%

During the six months ended June 30, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain in the statement of operations of approximately $0.4 million. During the six months ended June 30, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For further information please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Benefit from income taxes, net

	Six Months Ended June 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Benefit from income taxes, net	$21,415	$715	$20,700	2895%

The benefit for income taxes for the six months ended June 30, 2011 of $21.4 million consisted primarily of $23.1 million of federal income tax benefit, offset by $0.6 million of state income tax expense and $1.1 million of tax expense for our Canadian subsidiary. The benefit for income taxes for the six months ended June 30, 2010 of $0.7 million consisted primarily of $2.5 million of federal income tax benefit offset by $1.8 million of tax expense for our Canadian subsidiary. Included in tax expense for our Canadian subsidiary for the six months ended 2010 is $0.6 million for a permanent item relating to intangible amortization. This amount had a 20% impact on the effective tax rate for the six months ended June 30, 2010. For the six months ended June 30, 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense. Our effective tax rate for the six months ended June 30, 2011 is 390.9% compared with 21.8% for the six months ended June 30, 2010.

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

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. We will maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the six months ended June 30, 2011 were $16.3 million, of which $15.2 million was paid in cash.

As of June 30, 2011, we had $70.1 million of cash and cash equivalents, $0.6 in short-term investments and $94.9 million in working capital, as compared to $192.6 million of cash and cash equivalents, $0.5 million in short-term investments, $2.3 million in long-term investments and $200.9 million in working capital as of December 31, 2010.

During 2010, we began a project to implement an ERP system. In connection with the ERP project, in April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses and implementation consulting services.  For the six months ended June 30, 2011, external capital expenditures related to the ERP project were approximately $1.9 million and we expect to spend an additional estimated $1.0 million in the remainder of 2011.

On January 31, 2011, we acquired all of the outstanding shares of DealerTrack Processing Solutions for a purchase price of approximately $125.5 million in cash, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in the fourth quarter of 2010 and $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively. For further information please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. As of June 30, 2011, we had no amounts outstanding under this revolving credit facility. For further information please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On July 1, 2011, DealerTrack AAX acquired substantially all of the assets of eCarlist for an initial purchase price of $35.3 million, subject to working capital and other customary adjustments, consisting of a cash payment of $23.5 million (which constitutes initial cash consideration of $23.7 million minus an initial working capital estimate adjustment) and an $11.6 million unsecured subordinated note. The note was issued by DealerTrack Holdings, Inc. and has a term of either two years or six years, based on certain factors related to the retention of key individuals, which we expect will result in compensation expense of approximately $1.5 million to be recorded in our consolidated statement of operations over two years from the date of acquisition. The sellers may earn additional consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. Additionally, we expect to make payments to certain former employees of eCarlist relating to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

eCarlist provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarlist’s solutions and services will be a part of the DealerTrack Inventory Solutions group, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will significantly expand our subscription business and further strengthen our relationship with automobile dealers. For further information please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Although we used significant cash and cash equivalents to complete the DealerTrack Processing Solutions and eCarlist acquisitions, we expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand and our revolving credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$12,305	$(13,359)
Net cash used in investing activities	$(141,054)	$(17,896)
Net cash provided by financing activities	$5,876	$848

Operating Activities

Net cash provided by operating activities of $12.3 million for the six months ended June 30, 2011 was primarily attributable to net income of $26.9 million, which includes depreciation and amortization of $24.7 million, stock-based compensation expense of $6.0 million, a provision for doubtful accounts and sales credits of $3.3 million, an increase in customer funds payable of $6.1 million due to the acquisition of DealerTrack Processing Solutions, and an increase in deferred revenue of $1.4 million, partially offset by a deferred tax benefit of $23.7 million primarily due to a reduction in our tax valuation allowance recorded during 2011, an increase in accounts receivable of $11.6 million due to an increase in both transaction and subscription revenue and the acquisition of DealerTrack Processing Solutions, a decrease in accounts payable and accrued expenses of $8.2 million, a gain of $0.4 million realized on the sale of securities, a stock-based compensation windfall tax benefit of $1.9 million, an increase in prepaid expenses and other assets of $4.8 million primarily due to prepaid taxes of $2.3 million, and an increase in customer funds and customer funds receivable of $6.1 million due to the acquisition of DealerTrack Processing Solutions. Net cash used in operating activities of $13.4 million for the six months ended June 30, 2010 was primarily attributable to a net loss of $2.6 million, which includes depreciation and amortization of $18.3 million, stock-based compensation expense of $5.8 million, and an increase to the provision for doubtful accounts and sales credits of $2.8 million, partially offset by a deferred tax benefit of $3.9 million, a decrease in accounts payable and accrued expenses of $8.2 million, an increase in accounts receivable of $8.3 million due to an increase in transaction and subscription revenues, a gain of $0.6 million realized on the sale of securities, a stock-based compensation windfall tax benefit of $0.9 million, and an increase in prepaid expenses and other current assets of $3.8 and an increase in other assets of $12.3 million, both primarily due to the $15.0 million payment to Ally in May 2010.

Investing Activities

Net cash used in investing activities of $141.1 million for the six months ended June 30, 2011 was primarily attributable to the payment for the acquisition of DealerTrack Processing Solutions and Automotive Information Center of $125.5 million and $2.8 million, respectively, capital expenditures of $5.6 million and capitalized software and website development costs of $9.7 million, partially offset by the sale of short-term investments of $2.5 million. Net cash used in investing activities of $17.9 million for the six months ended June 30, 2010 was primarily attributable to the payment for the acquisition of intangible assets of $3.0 million, capital expenditures of $9.9 million and capitalized software and website development costs of $6.4 million, partially offset by the net sale of short-term investments of $1.4 million.

Financing Activities

Net cash provided by financing activities of $5.9 million for the six months ended June 30, 2011 was primarily attributable to net proceeds received from the exercise of employee stock options of $4.4 million, employee stock purchases under our employee stock purchase plan of $0.3 million and a stock-based compensation windfall tax benefit of $1.9 million, partially offset by payment for shares surrendered for taxes of $0.4 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.3 million. Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2010 was primarily attributable to net proceeds received from the exercise of employee stock options of $0.4 million, employee stock purchases under our employee stock purchase plan of $0.4 million, and a stock-based compensation windfall tax benefit of $0.9 million, partially offset by payment for shares surrendered for taxes of $0.6 million related to restricted common stock and restricted stock units vesting, and principal payments on capital lease obligations of $0.3 million.

Contractual Obligations

As of June 30, 2011, the changes described below were the only changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

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

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. As of June 30, 2011, we had no amounts outstanding under this revolving credit facility. For further information please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. There are signs that the United States and global economies are beginning to recover and the financing environment, automobile industry and stock markets are improving. However, there are expected headwinds associated with the impact from the March 2011 earthquake and subsequent tsunami in Japan. Due to supply disruptions of both parts and Japanese imports, there was a notable slowdown in the seasonably adjusted annual rate in May and June. We believe this slowdown is temporary, and should recover by the end of the year. The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased in 2010 over 2009, overall they remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors (GM) filed and then emerged from bankruptcy. This has had a significant impact on their franchised dealers both in terms of dealer closings and the financial viability of their remaining dealers. Toyota suffered significant recalls that limited its ability to sell new vehicles for a period of time. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

Due to the economic downturn, there was automotive dealer consolidation and the number of franchised automotive dealers declined significantly in 2009 and 2010. Based on data from the National Automobile Dealers Association, the number of franchised dealers declined, by approximately 2,300, or 11%, in 2009 and 2010. A reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may not pay any amounts owed to us, resulting in a potential increase in our bad debt expense.

Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could result in impairments to the carrying value of our goodwill, deferred tax assets and other long-lived assets.  Due to cumulative U.S. book losses incurred in recent years, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance on our U.S. deferred tax assets. Additionally, we may be required to impair some of our goodwill or long-lived assets if these conditions worsen for a period of time.

Effects of Inflation

Our monetary assets, consisting primarily of cash and cash equivalents, receivables and long-term investments and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation does affect our expenses, which may not be readily recoverable in the prices of products and services we offer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

We only have operations located in, and provide services to, customers in the United States and Canada. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with the Canadian dollar. Our exposure is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currency in which revenue is denominated. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to standard payment terms, which are generally short-term in nature.

Interest Rate Exposure

As of June 30, 2011, we had cash, cash equivalents and short-term investments of $70.7 million invested in money market instruments, tax-exempt state government obligations and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk. On January 31, 2011, we used approximately $125.5 million in cash for the acquisition of DealerTrack Processing Solutions and on July 1, 2011 we used approximately $23.5 million of cash for the acquisition of eCarlist, LLC. The decrease in our cash balances as a result of these acquisitions will significantly reduce our future interest income.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.1 million, or $0.00 per share, on future reported operating results.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described under Note 14 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings” and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 18, 2011, and in Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011, that could materially affect our business, financial condition or results of operations. There has been no material changes  in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011.

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

The following table sets forth the repurchases for the three months ended June 30, 2011:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2011	103	$19.97	n/a	n/a
May 2011	94	$25.10	n/a	n/a
June 2011	—	$—	n/a	n/a

Total	197

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date: August 9, 2011	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Number	Description of Document

2.1
Asset Purchase Agreement, dated as of May 24, 2011, among DealerTrack AAX, Inc., eCarList, LLC, the members of eCarList, LLC signatory thereto, and Chris Camillo, as the Representative (incorporated by reference to DealerTrack's current report on Form 8-K filed on May 25, 2011).

10.1
Credit Agreement, dated as of April 20, 2011, among DealerTrack Holdings, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, the several lenders from time to time party thereto and Keybank National Association as Syndication Agent (incorporated by reference to DealerTrack's current report on Form 8-K filed on April 26, 2011).

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