Form 10-Q
period 2011-09-30
DealerTrack Holdings, Inc.
filed 2011-11-08
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 41,485,931 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$64,951	$192,563
Investments	44	490
Customer funds	2,054	—
Customer funds receivable	19,135	—
Accounts receivable, net of allowances of $4,988 and $3,258 as of September 30, 2011 and December 31, 2010, respectively	40,532	24,273
Prepaid expenses and other current assets	25,092	17,929

Total current assets	151,808	235,255

Investments — long-term	—	2,254
Property and equipment, net	20,780	18,875
Software and website developments costs, net	36,538	29,875
Intangible assets, net	100,978	23,163
Goodwill	233,428	136,408
Deferred tax assets — long-term	25,387	1,015
Other assets — long-term	13,949	12,118

Total assets	$582,868	$458,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,959	$5,241
Accrued compensation and benefits	15,493	10,823
Accrued liabilities — other	17,280	12,511
Customer funds payable	21,189	—
Deferred revenue	8,298	5,010
Deferred tax liabilities	—	411
Capital leases payable	317	317

Total current liabilities	68,536	34,313

Long-term liabilities
Capital leases payable	126	165
Deferred tax liabilities	38,590	9,488
Deferred revenue	6,008	3,254
Due to acquirees	10,336	—
Other liabilities	4,791	2,826

Total long-term liabilities	59,851	15,733

Total liabilities	128,387	50,046

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 44,565,403 shares issued and 41,467,916 shares outstanding as of September 30, 2011; and 175,000,000 shares authorized; 43,748,237 shares issued and 40,673,042 shares outstanding as of December 31, 2010	446	437
Treasury stock, at cost, 3,097,487 shares and 3,075,195 shares as of September 30, 2011 and December 31, 2010, respectively	(51,529)	(51,083)
Additional paid-in capital	479,982	463,614
Accumulated other comprehensive income	5,236	7,858
Retained earnings (accumulated deficit)	20,346	(11,909)

Total stockholders’ equity	454,481	408,917

Total liabilities and stockholders’ equity	$582,868	$458,963

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and		(In thousands, except share and
	per share amounts)		per share amounts)
Revenue:
Net revenue	$95,793	$63,128	$262,035	$181,820

Operating expenses:
Cost of revenue (1)	52,803	32,837	145,942	96,977
Product development (1)	3,661	3,354	10,903	10,291
Selling, general and administrative (1)	32,285	24,526	93,340	77,036

Total operating expenses	88,749	60,717	250,185	184,304

Income (loss) from operations	7,044	2,411	11,850	(2,484)
Interest income	71	132	270	381
Interest expense	(334)	(36)	(578)	(155)
Other income	72	190	176	1,090
Realized gain on securities	—	—	409	582

Income (loss) before (provision for) benefit from income taxes	6,853	2,697	12,127	(586)
(Provision for) benefit from income taxes, net	(1,492)	(1,515)	20,128	(800)

Net income (loss)	$5,361	$1,182	$32,255	$(1,386)

Basic net income (loss) per share	$0.13	$0.03	$0.78	$(0.03)
Diluted net income (loss) per share	$0.13	$0.03	$0.76	$(0.03)
Weighted average common stock outstanding (basic)	41,396,431	40,404,126	41,146,197	40,246,374
Weighted average common stock outstanding (diluted)	42,497,367	41,354,680	42,366,861	40,246,374

(1)   Stock-based compensation expense recorded for the three and nine months ended September 30, 2011 and 2010 was classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$456	$438	$1,308	$1,279
Product development	176	164	548	471
Selling, general and administrative	2,113	2,248	6,857	6,929

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating Activities:
Net income (loss)	$32,255	$(1,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,620	27,475
Deferred tax benefit	(22,813)	(2,650)
Stock-based compensation expense	8,713	8,679
Provision for doubtful accounts and sales credits	4,828	4,015
Loss on sale of property and equipment	—	19
Amortization of deferred interest	15	68
Deferred compensation	150	—
Stock-based compensation windfall tax benefit	(2,255)	(1,398)
Realized gain on securities	(409)	(582)
Amortization of debt issuance costs	213	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,449)	(10,938)
Prepaid expenses and other current assets	(1,649)	(4,108)
Accounts payable and accrued expenses	(3,969)	(5,121)
Deferred revenue	1,726	115
Other liabilities — long-term	965	6
Deferred rent	37	89
Other assets — long-term	(223)	(11,408)

Net cash provided by operating activities	38,755	2,875

Investing Activities:
Capital expenditures	(6,860)	(9,669)
Sale of investments	2,935	1,420
Capitalized software and website development costs	(14,807)	(13,369)
Payment for acquisition of businesses and intangible assets, net of acquired cash	(151,962)	(3,028)

Net cash used in investing activities	(170,694)	(24,646)

Financing Activities:
Principal payments on capital lease obligations	(387)	(388)
Proceeds from the exercise of employee stock options	5,177	1,024
Proceeds from employee stock purchase plan	509	556
Purchase of treasury stock	(446)	(612)
Payment for debt issuance costs	(1,909)	—
Stock-based compensation windfall tax benefit	2,255	1,398

Net cash provided by financing activities	5,199	1,978

Net decrease in cash and cash equivalents	(126,740)	(19,793)
Effect of exchange rate changes on cash and cash equivalents	(872)	108
Cash and cash equivalents, beginning of period	192,563	197,509

Cash and cash equivalents, end of period	$64,951	$177,824

Supplemental Disclosure:
Cash paid for:
Income taxes	$5,125	$5,421
Interest	141	47
Non-cash investing and financing activities:
Consideration issued for acquisition of eCarList	12,956	—
Accrued capitalized hardware, software and fixed assets	1,756	2,697
Deferred compensation reversal to equity	150	—
Capitalized stock-based compensation	98	46
Assets acquired under capital leases	34	289

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description and Basis of Presentation

Business Description

DealerTrack’s intuitive and high-value software solutions and services enhance efficiency and profitability for all major segments of the retail automotive industry, including dealers, lenders, OEMs, agents and aftermarket providers.  We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the largest online credit application network in the United States, connecting over 17,000 dealers with more than 1,100 lenders.  Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  Our inventory offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings – leading to accelerated used-vehicle turn rates and higher dealer profits.  Our sales and F&I (finance & insurance) solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  We also offer additional solutions for the automotive industry, including electronic motor vehicle registration and titling applications, paper title storage, and digital document services.  Our family of companies also includes data and consulting services providers ALG, Inc. and Chrome Systems, Inc.

On October 1, 2011, we sold our wholly owned subsidiary, ALG, to TrueCar, Inc. For further information, please refer to Note 18.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2010 consolidated balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflect all adjustments, which are normal and recurring, necessary for a fair statement of the statement of results of operations, financial position and cash flows.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on February 18, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Certain previously reported amounts have been revised on the consolidated statement of operations. This includes certain salary and benefits costs, which have been reclassed from selling, general and administrative expenses to cost of revenue.  For the nine months ended September 30, 2011, we have reclassed approximately $1.2 million of salary and benefit costs and $0.2 million of other income. For the three and nine months ended September 30, 2010, we have reclassed approximately $1.2 million and $3.3 million of salary and benefit costs, respectively.  In addition, $0.2 million of income tax credits received have been reclassed from other income to benefit from income taxes. Additionally, the classification of $1.8 million of debt issuance costs paid during the six months ended June 30, 2011 was reclassed, from cash used in operating activities (as part of the changes in prepaid and other current assets and other assets - long-term) to cash used in financing activities, in the consolidated statement of cash flows for the nine months ended September 30, 2011. These revisions in classification did not have a material impact on our previously issued consolidated financial statements.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, except as set forth below as it relates to the acquisition of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc.:

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

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance resulting in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us beginning with the quarter ending March 31, 2012. We do not expect the adoption to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. This standard will be effective for us beginning with the quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued guidance to simplify the testing of goodwill for impairment. The amendments to this guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB ASC Topic 350, “Intangibles-Goodwill and Other” (ASC Topic 350). The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. Previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard will be effective for us beginning with the quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial statements.

4. Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Financial assets measured at fair value on a recurring basis include the following as of September 30, 2011 and December 31, 2010 (in thousands):

As of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2011
Cash equivalents (1)	$6,612	$—	$—	$6,612
Short-term investments (2)	44	—	—	44

Total	$6,656	$—	$—	$6,656

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (2) (3)	40	—	450	490
Long-term investments (4)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)
As of September 30, 2011 and December 31, 2010, Level 1 short-term investments include an investment in a tax-advantaged preferred security, for which we determined fair value based on the quoted market price of the underlying security.

(3)
Level 3 short-term investments as of December 31, 2010 included an auction rate security invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets. Our intent was not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. In October 2010, $1.1 million of this security was redeemed by the issuer at par. Due to continued failures in the marketplace auctions, we held the remaining $0.4 million auction rate security until the maturity date in September 2011, when it was redeemed by the issuer at par.

(4)
Level 3 long-term investments as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of total assets. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we classified them as long-term on our consolidated balance sheet. Due to the lack of observable market quotes, we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

A reconciliation of the beginning and ending balances for Level 3 investments as of September 30, 2011 and December 31, 2010, is as follows (in thousands):

Balance as of January 1, 2010	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (3)	(1,100)
Balance as of December 31, 2010	2,704
Sale of tax-advantaged preferred stock (4)	(2,485)
Realized gain on securities included in the statement of operations (4)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)
Redemption of auction rate security (3)	(450)

Balance as of September 30, 2011	$—

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator:
Net income (loss)	$5,361	$1,182	$32,255	$(1,386)

Denominator:
Weighted average common stock outstanding (basic)	41,396,431	40,404,126	41,146,197	40,246,374
Common equivalent shares from options to purchase common stock, restricted common stock units and performance stock units	1,100,936	950,554	1,220,664	—

Weighted average common stock outstanding (diluted)	42,497,367	41,354,680	42,366,861	40,246,374

Basic net income (loss) per share	$0.13	$0.03	$0.78	$(0.03)

Diluted net income (loss) per share	$0.13	$0.03	$0.76	$(0.03)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net  income (loss) per share calculation because the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock options	1,858,971	2,671,746	1,350,991	4,855,370
Restricted stock units	58,708	11,445	291,808	786,541
Performance stock units	1,472	—	75	29,887

Total antidilutive awards	1,919,151	2,683,191	1,642,874	5,671,798

6. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$5,361	$1,182	$32,255	$(1,386)
Foreign currency translation adjustments	(4,030)	1,412	(2,449)	753
Unrealized gain (loss) on securities	(160)	(10)	5	(7)
Reversal of unrealized gain on securities sold	—	—	(178)	(589)

Total comprehensive income (loss)	$1,171	$2,584	$29,633	$(1,229)

For the three and nine months ended September 30, 2011 and 2010, the foreign currency translation adjustment primarily represents the effect of translating the intangibles and goodwill related to previous acquisitions in Canada.

7. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We issue four types of stock-based compensation awards: stock options, restricted common stock, restricted stock units, and performance stock units. For further information, see Notes 2 and 11 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

The following summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$1,209	$1,478	$3,709	$4,503
Restricted common stock	33	300	321	1,414
Restricted stock units	1,299	938	3,953	2,411
Performance stock units	204	134	730	351

Total stock-based compensation expense	$2,745	$2,850	$8,713	$8,679

8. Business Combinations

eCarList Acquisition

On July 1, 2011, we acquired substantially all of the assets of eCarList, LLC. eCarList provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarList’s solutions and services are now a part of the DealerTrack inventory management solutions group, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will expand our subscription business and further strengthen our relationships with automobile dealers.

The initial purchase price of eCarList was $36.4 million, consisting of the following components (in thousands):

Cash consideration	$23,451
Fair value of note payable	10,179
Discount on note payable	(123)
Fair value of contingent consideration	2,900

Total purchase price	$36,407

The note payable has a face value of $11.4 million and has a term of either two years or six years, based on certain factors related to the retention of key individuals. As a result, the note has a compensatory element that will result in compensation expense of approximately $1.3 million to be recorded in our consolidated statement of operations over two years from the date of acquisition. Additionally, we expect to make payments to certain former employees of eCarList related to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

The sellers may earn additional consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. The fair value of the additional consideration will be measured on a quarterly basis until the contingency is resolved. Any subsequent changes to the fair value of the additional consideration will be recorded in our consolidated statement of operations. For the three months ended September 30, 2011, we determined that there was no change to the fair value of the additional consideration. As of September 30, 2011, $1.5 million of the fair value of the additional consideration was classified in accrued liabilities – other and $1.4 million was classified in other liabilities – long-term.

We expensed approximately $0.6 million and $1.2 million of professional fees associated with the acquisition in the three and nine months ended September 30, 2011. We do not expect to incur any additional professional fees related to the acquisition subsequent to September 30, 2011.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):
Current assets	$414
Property and equipment	72
Intangible assets	13,530
Goodwill	23,427

Total assets acquired	37,443
Total liabilities assumed	(1,036)

Net assets acquired	$36,407

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill of $23.4 million primarily relates to the anticipated synergies resulting from combining eCarList with our current products and the acquired workforce. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:
		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$4,500	7.0
Technology	6,500	4.0
Non-compete agreements	730	5.0
Trade names	1,800	7.0

Total acquired identifiable intangible assets	$13,530	5.5

The results of eCarList were included in our consolidated statement of operations from the date of acquisition. eCarList’s revenue from the date of acquisition through September 30, 2011, was $3.2 million. We are unable to provide eCarList’s earnings since the date of acquisition as we do not have stand alone earnings reporting for that business.

triVIN Holdings, Inc. Acquisition

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc., for a purchase price of $125.5 million, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in the fourth quarter of 2010 and $0.3 million for the nine months ended September 30, 2011. For the three months ended September 30, 2011, there were no professional fees associated with the acquisition.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$33,442
Property and equipment	825
Non-current assets	6,526
Intangible assets	83,760
Goodwill	74,217

Total assets acquired	198,770
Total liabilities assumed	(58,406)

Net assets acquired	$140,364

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

The results of DealerTrack Processing Solutions were included in our consolidated statement of operations from the date of acquisition. DealerTrack Processing Solutions revenue from the date of acquisition through September 30, 2011, was $42.0 million. We are unable to provide DealerTrack Processing Solutions earnings since the date of acquisition as we do not have stand alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisition of DealerTrack Processing Solutions and eCarList had been completed as of January 1, 2010. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, professional fees associated with the acquisition, interest expense on short-term and long-term debt which was not acquired by DealerTrack, compensation expense related to amounts to be paid for continued employment, and compensation expense and interest expense related to the note payable. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net revenue	$95,793	$80,203	$272,102	$229,378
Net income (loss)	6,068	(419)	4,188	(6,999)
Basic net income (loss) per share	0.15	(0.01)	0.10	(0.17)
Diluted net income (loss) per share	0.14	(0.01)	0.10	(0.17)

9. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2011	2010
Computer equipment	3 – 5	$39,483	$32,525
Office equipment	5	4,396	3,784
Furniture and fixtures	5	3,535	3,378
Leasehold improvements	3 – 13	3,745	3,361

Total property and equipment, gross		51,159	43,048
Less: Accumulated depreciation		(30,379)	(24,173)

Total property and equipment, net		$20,780	$18,875

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation expense	$2,276	$1,890	$6,438	$5,805

10. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer relationships	$75,796	(28,319)	$37,028	$(30,283)	4-7
Database	492	(451)	13,292	(12,421)	3-6
Trade names	13,387	(7,213)	10,601	(6,135)	2-10
Technology	58,292	(21,543)	27,543	(16,991)	2-5
Non-compete agreements	7,299	(2,264)	1,389	(860)	4-5
State DMV relationships	6,190	(688)	—	—	6

Total	$161,456	$(60,478)	$89,853	$(66,690)

Amortization expense related to intangibles for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Intangible amortization expense	$7,543	$4,661	$22,111	$14,824

Amortization expense that will be incurred for the remaining period of 2011 and for each of the subsequent five years and thereafter is estimated, based on the September 30, 2011 book value, as follows (in thousands):

Remainder of 2011	$7,460
2012	25,956
2013	22,815
2014	19,017
2015	15,207
2016	7,130
Thereafter	3,393

Total	$100,978

Included in the estimated amortization above are the following amounts related to ALG (in thousands):

Remainder of 2011	$174
2012	694
2013	694
2014	694
2015	275

Total	$2,531

As a result of the sale of ALG on October 1, 2011, this amortization expense will not be incurred. For further information, please refer to Note 18.

11. Goodwill

The change in carrying amount of goodwill for the nine months ended September 30, 2011 is as follows (in thousands):

Goodwill, gross, as of January 1, 2011	$136,408
Accumulated impairment losses as of January 1, 2011	—
Goodwill, net, as of January 1, 2011	$136,408

Acquisition of DealerTrack Processing Solutions	74,217
Acquisition of Automotive Information Center	490
Acquisition of eCarList	23,427
Impact of change in Canadian dollar exchange rate	(1,114)
Goodwill, gross, as of September 30, 2011	$233,428

Accumulated impairment losses as of September 30, 2011	—
Goodwill, net, as of September 30, 2011	$233,428

12. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010
Professional fees	$2,602	$2,178
Customer deposits	2,393	2,398
Revenue share	1,733	1,043
Contingent consideration (Note 8)	1,500	—
Sales taxes	1,145	1,102
Software licenses	901	1,262
Contra-revenue	569	—
State DMV transaction fees	524	—
Computer equipment	374	1,693
Other	5,539	2,835

Total accrued liabilities – other	$17,280	$12,511

13. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service has initiated a review of our consolidated federal income tax return for the period ended December 31, 2009. Our amended return filings in California and New York are under review by each of the respective states. During the three months ended March 31, 2011, we filed a formal request for redetermination with the State of Texas as a result of the state’s denial of our amended returns and refund requests for report years 2005, 2006 and 2007. During the three months ended September 30, 2011, the State of Texas completed their review of our amended return filings with no changes. In addition, we are appealing Pennsylvania’s assessment to our 2007 and 2008 tax return filings. All of our other significant taxing jurisdictions are closed for years prior to 2006.

The total liability for uncertain tax positions recorded in our consolidated balance sheet in accrued liabilities – other, as of September 30, 2011 and December 31, 2010, was $0.8 million and $1.0 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.  As of both September 30, 2011 and December 31, 2010, accrued interest and penalties related to tax positions taken on our tax returns are approximately $0.1 million.

As of December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the fourth quarter of 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. As a result of the gain on the sale of ALG on October 1, 2011, and the expected establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we will be evaluating a need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011. For the quarter ended December 31, 2011, we expect to reverse a portion of the remaining valuation allowance on our net U.S deferred tax assets of approximately $6.1 million.

14. Commitments and Contingencies

Service Credit

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of DealerTrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the three and nine months ended September 30, 2011, we recorded contra revenue related to the service credits of $0.3 million and $0.7 million, respectively. For the nine months ended September 30, 2010, approximately $0.2 million of the service credits were utilized. For the three months ended September 30, 2010, no service credits were utilized. As of September 30, 2011, approximately $1.6 million of the service credit remains.

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

While we believe that the ministry is barred from further inquiry or assessment through June 30, 2010, in the event the ministry later determined that we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from $4.1 million (CAD) to $4.5 million (CAD), including penalties and interest.

On an ongoing basis, various tax jurisdictions in the United States conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional sales tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $5.3 million as of September 30, 2011, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.1 million as of September 30, 2011.

Legal Proceedings

From time to time, we are a party to litigation matters.  In addition to litigation matters arising in connection with the normal course of our business and not expected to have a material adverse effect on our financial position or results of operations, we are party to the litigation described below.  The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time.  In some actions, the claimants seek damages, as well as other relief that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated.  When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete legal discovery, unsubstantiated or indeterminate claims for damages, potential penalties, fines or punitive damages, or the potential to result in a change in business practice. While it is not possible to predict the outcome of the matters discussed below, it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

Patent Litigation

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (Finance Express), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the U.S. Patent No. 5,878,403 (the ’403 Patent) and 6,587,841 (the ’841 Patent). Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.

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

On July 8, 2009, the court held Claims 1-4 the ‘427 Patent were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment.

On September 8, 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of the ‘841 Patent, the invalidity of the ‘427 Patent, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity. On May 5, 2011, oral arguments on the appeal were held. No decisions have been received by the parties since the date of the oral arguments.

We believe that the potential liability from this litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

Other Litigation

On October 13, 2011, Honda Canada, Inc. and Honda Canada Finance Inc. (collectively, “Plaintiff”) filed a lawsuit against Vijay Gera (“Gera”), a former employee of DealerTrack, and DealerTrack in the United States District Court for the Eastern District of New York (11cv4980 (E.D.N.Y.)). The complaint alleges involvement in a series of computer-based attacks against Plaintiff’s Canadian consumer facing web sites in February 2011.  Plaintiff also asserts that as a result of these computer-based attacks, Plaintiff is itself being sued by its customers in a class-action lawsuit in Ontario, Canada.  Plaintiff alleged damages “well in excess of $75,000” but has not otherwise quantified its damage claim.  Based on DealerTrack’s preliminary investigation, these events occurred without the knowledge or involvement of DealerTrack, and DealerTrack is cooperating with Plaintiff’s counsel in investigating this matter.  While it is too early to predict the outcome of the litigation and whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and cross-claims, vehemently deny the allegations and intend to defend the case vigorously.

We have not recorded an expense related to damages in connection with this matter because any potential loss is neither currently probable nor reasonably estimable under U.S. GAAP.  Additionally, we cannot reasonably estimate the range of loss, if any, that may result from this matter.

15. Segment Information

The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines. Revenue earned outside of the United States for both the three and nine months ended September 30, 2011 is less than 10% of our revenue. Revenue earned outside of the United States for the three and nine months ended September 30, 2010 was approximately 12% and 13% of our revenue, respectively.

Supplemental disclosure of revenue by service type for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Transaction services revenue	$50,411	$27,188	$137,351	$76,909
Subscription services revenue	39,261	31,273	107,842	91,342
Other	6,121	4,667	16,842	13,569

Total net revenue	$95,793	$63,128	$262,035	$181,820

16. Strategic Agreement with Ally

On February 10, 2010, DealerTrack entered into a strategic relationship with Ally Financial. Under the terms of the agreement, Ally became a financing option on the DealerTrack credit application processing network and DealerTrack agreed to make a one-time payment to Ally of $15.0 million, which was paid in May 2010. Ally continues to accept credit applications through a competitive system, of which it owns a portion.

The one-time $15.0 million payment is being recorded as a reduction in transaction revenue over the period of expected benefit of approximately five years. For the three and nine months ended September 30, 2011, we recorded contra revenue related to transaction revenue from the Ally strategic relationship of $0.8 million and $2.4 million, respectively. For the three and nine months ended September 30, 2010, we recorded contra revenue related to transaction revenue from the Ally strategic relationship of $0.6 million and $0.8 million, respectively. As of September 30, 2011, we have $11.0 million of the payment remaining to be amortized to contra revenue, of which, we have classified $3.2 million in prepaid expenses and other current assets and $7.8 million in other long-term assets. As of December 30, 2010, $13.4 million of the payment was remaining to be amortized to contra revenue, of which, $3.2 million was classified in prepaid expenses and other current assets and $10.2 million was classified in other long-term assets.

17. Credit Facility

On April 20, 2011, we entered into a $125.0 million credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. The agreement for this credit facility also permits us, under certain conditions, to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders. The interest rate on this credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 225 basis points and 275 basis points in the case of Eurodollar/CDOR loans and (b) between 125 basis points and 175 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our subsidiaries (the ratio of consolidated total debt of us and our subsidiaries to consolidated EBITDA) not to exceed 2.75 to 1.00 and an interest coverage ratio (EBITDA to cash interest expense) not to be less than 3.0 to 1.0. Additionally, under the credit facility we are required to make quarterly commitment fees payments on any available revolving amounts at a rate between 40 basis points and 50 basis points based on our consolidated leverage ratio. Interest expense related to the commitment fee for the three and nine months ended September 30, 2011 was $0.1 million and $0.2 million, respectively. We capitalized approximately $1.9 million of debt issuance costs associated with the credit facility, of which $1.7 million was remaining to be amortized as interest expense as of September 30, 2011. Debt issuance costs amortized to interest expense for the three and nine months ended September 30, 2011 were $0.1 million and $0.2 million, respectively. As of September 30, 2011, we had no amounts outstanding under our credit facility.

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

In addition, our credit facility requires us and our subsidiaries to maintain compliance with specified financial ratios on a consolidated basis. Our and our subsidiaries’ ability to comply with these ratios may be affected by events beyond our control.

As of September 30, 2011, we were in compliance with all restrictive covenants and financial ratios.

Our credit facility contains the following affirmative covenants, among others: delivery of financial statements, reports, accountants’ letters, budgets, officers’ certificates and other information requested by the lenders; payment of other obligations; maintenance of existence and rights and privileges; maintenance of property and insurance; right of the lenders to inspect property and books and records; compliance with environmental laws; and covenants regarding additional collateral.

18. Subsequent Events

On August 19, 2011, we agreed to sell our wholly owned subsidiary, ALG, to TrueCar in a transaction structured as a tax-free reorganization. In consideration for the sale of ALG, we were to receive a 15.0% equity interest in TrueCar and a warrant to increase our ownership interest to up to 19.9%. In a separate series of transactions, TrueCar completed a new equity financing raise with other investors. To maintain our 15.0% ownership upon the closing of the transaction on October 1, 2011, we made an additional investment in TrueCar in the amount of $7.5 million through cash  remaining on the balance sheet of ALG on the date of sale.

TrueCar’s business simplifies and clarifies the car buying process for consumers by providing accurate market information which helps buyers make better, more informed decisions.  TrueCar saves consumers time and money by providing price clarity and transparency, while delivering the benefits of higher close rates and vehicle sales to dealers.  TrueCar reaches consumers via two channels – direct and indirect.  The direct channel is a website that provides vehicle pricing transparency to consumers and dealers and the indirect channel is a private-label affinity buying program for major brands.

Based upon our preliminary valuation, the estimated carrying value of the investment in TrueCar is approximately $88.0 million, consisting of $82.5 million representing the fair value of the shares received for ALG (including the additional $7.5 million cash investment) and $5.5 million representing the fair value of the warrant received. This investment will be recorded as a cost method investment.

The warrant will be marked to market over its term. Absent any changes in other fair value inputs, the fair value of the warrant will decrease and expense will be recorded to our consolidated statement of operations over the term of the warrant, which is one year, subject to adjustment.

In addition to the $88.0 million investment in TrueCar, we will record an intangible asset in the amount of $5.6 million which represents the fair value of a perpetual, royalty-free license received from TrueCar for the future use of certain ALG intellectual property and data in our products and services. The data license is being treated as additional consideration received and will be amortized on a straight-line basis over its estimated useful life of five years.

As a result of the sale, we expect to recognize a pre-tax gain of approximately $47.5 million ($28.8 million net of tax), which represents the consideration received of $93.6 million (including $82.5 million representing the fair value of the shares received for ALG, including the additional $7.5 million cash investment, $5.5 million representing the fair value of the warrant received, and $5.6 million representing the fair value of the data license) less the carrying value of the net assets of ALG. The carrying value of the net assets of ALG was $46.1 million, which includes $7.5 million of cash, $1.8 million of property and equipment, $33.1 million of goodwill, $2.5 million of intangible assets and other net assets of $1.2 million.

We have also entered into additional commercial arrangements with TrueCar for its use of certain DealerTrack and Chrome intellectual property and data in its products and services.  In addition, we have the right to appoint a director to TrueCar’s board of directors, which we have exercised as of October 1, 2011.

In connection with the sale of ALG to TrueCar, we agreed that if we sell our TrueCar shares (including TrueCar shares purchased through the warrant) within three years after the closing for gross cash proceeds of more than $125.0 million, we will pay to TrueCar the excess over that amount up to a maximum of $7.0 million, subject to certain other limitations.

Revenue from the ALG business amounted to approximately $2.7 million and $7.6 million for the three and nine months ended September 30, 2011, respectively, and approximately $2.0 million and $6.2 million for the three and nine months ended September 30, 2010, respectively.

We expensed approximately $0.8 million and $0.9 million of professional fees associated with the sale in the three and nine months ended September 30, 2011. We expect to expense an additional approximately $1.6 million of professional fees in the fourth quarter of 2011.

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

Overview

DealerTrack’s intuitive and high-value software solutions and services enhance efficiency and profitability for all major segments of the retail automotive industry, including dealers, lenders, OEMs, agents and aftermarket providers.  We believe our solution set for dealers is the industry’s most comprehensive. DealerTrack operates the largest online credit application network in the United States, connecting over 17,000 dealers with more than 1,100 lenders. Our dealer management system (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  Our inventory offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings – leading to accelerated used-vehicle turn rates and higher dealer profits.  Our sales and F&I (finance & insurance) solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  We also offer additional solutions for the automotive industry, including electronic motor vehicle registration and titling applications, paper title storage, and digital document services.  Our family of companies also includes data and consulting services provider Chrome Systems.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our wholly owned subsidiaries, including Chrome Systems, Inc., DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., General Systems Solutions, Inc., FDI Computer Consulting, Inc., and DealerTrack Systems, Inc.

On October 1, 2011, we sold ALG to TrueCar. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We monitor our business performance using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and lenders, active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, the average transaction price and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (Non-GAAP) (1)	$23,041	$12,855	$56,996	$27,597
Adjusted net income (Non-GAAP) (1)	$14,654	$6,631	$33,194	$13,703
Capital expenditures, software and website development costs	$7,222	$6,482	$23,555	$26,070
Active dealers in our network as of end of the period (2)	17,629	16,961	17,629	16,961
Active lenders in our network as of end of the period (3)	1,103	921	1,103	921
Active lender to dealer relationships as of the end of the period (4)	150,514	137,388	150,514	137,388
Subscribing dealers in our network as of end of the period (5)	15,860	13,856	15,860	13,856
Transactions processed (6)	19,772	13,296	55,681	37,376
Average transaction price (7)	$2.60	$2.09	$2.52	$2.08
Average monthly subscription revenue per subscribing dealership (8)	$834	$759	$813	$743

(1)
Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, and contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, acquisition-related compensation expense and professional service fees, realized gains or (losses) on securities, and certain other non-recurring items. Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and may also exclude certain items such as: impairment charges, restructuring charges, acquisition-related compensation expense and professional service fees, realized gains or (losses) on securities, adjustments to deferred tax asset valuation allowances and certain other non-recurring items. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact. Adjusted EBITDA and adjusted net income are presented because management believes they provide additional information with respect to the performance of our fundamental business activities and are also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as primary measures to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

Adjusted EBITDA and adjusted net income have limitations as an analytical tool and you should not consider them in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA and adjusted net income only as supplements to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GAAP net income (loss)	$5,361	$1,182	$32,255	$(1,386)
Interest income	(71)	(132)	(270)	(381)
Interest expense	334	36	578	155
Provision for (benefit from) income taxes	1,492	1,515	(20,128)	800
Depreciation of property and equipment and amortization of capitalized software and website costs	5,338	4,510	15,509	12,651
Amortization of acquired identifiable intangibles	7,543	4,661	22,111	14,824

EBITDA (Non-GAAP)	19,997	11,772	50,055	26,663
Adjustments:
Contra-revenue (9)	1,175	605	3,232	801
Integration and other related costs (including amounts related to stock-based compensation)	51	—	1,009	—
Acquisition related and other professional fees	1,390	478	2,606	715
Acquisition related compensation expense	428	—	503	—
Realized gain on securities	—	—	(409)	(582)

Adjusted EBITDA (Non-GAAP)	$23,041	$12,855	$56,996	$27,597

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GAAP net income (loss)	$5,361	$1,182	$32,255	$(1,386)
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (10)	1,197	—	(22,350)	—
Amortization of acquired identifiable intangibles	7,543	4,661	22,111	14,824
Stock-based compensation (excluding amounts included in integration and other related costs)	2,745	2,850	8,595	8,679
Contra-revenue (9)	1,175	605	3,232	801
Integration and other related costs (including amounts related to stock based compensation)	51	—	1,009	—
Acquisition related and other professional fees	1,390	478	2,606	715
Acquisition related compensation expense (11)	428	—	503	—
Amended state tax returns impact (non-taxable)	(271)	101	(239)	101
Realized gain on securities (non-taxable)	—	—	(409)	(582)
Tax impact of adjustments (12)	(4,965)	(3,246)	(14,119)	(9,449)

Adjusted net income (Non-GAAP)	$14,654	$6,631	$33,194	$13,703

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

(7)
Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(8)
Represents subscription services revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks. Revenue used in the calculation adds back (excludes) subscription related contra-revenue.

(9)	For further information, please refer to Note 14 and Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(10)
At December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the fourth quarter of 2010.  As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, the company evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. As a result of the gain on the sale of ALG on October 1, 2011, and the expected establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we will be evaluating a need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011. For the quarter ended December 31, 2011, we expect to reverse a portion of the remaining valuation allowance on our net U.S deferred tax assets of approximately $6.1 million. For further information, please refer to Note 13 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-Q.

(11)	Approximately $45,000 of the acquisition related compensation expense is non-taxable.

(12)
The tax impact of adjustments for the three and nine months ended September 30, 2011 are based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.3% and 37.0%, respectively, for the three months ended September 30, 2011, and 37.1% and 37.0%, respectively, for the nine months ended September 30, 2011. The tax impact of adjustments for the three and nine months ended September 30, 2010 are based on a U.S. effective tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock based compensation expense, which are based on a blended tax rate of 37.4% and 38.1%, respectively, for the three months ended September 30, 2010, and 37.5% and 38.2%, respectively, for the nine months ended September 30, 2010.

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

Subscription Services Revenue. Subscription services revenue consists of revenue earned from our customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, and advertise their inventory and execute financing contracts electronically.

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned from our inventory management solution.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due based on the number of transactions processed, direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, compensation, related benefits and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions, and advertising expenses associated with our search and media product offerings.

Product Development Expenses. Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with our product development departments. The product development departments perform research and development, in addition to enhancing and maintaining existing products.

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

Acquisitions

On January 31, 2011, we acquired all of the outstanding shares of DealerTrack Processing Solutions for a purchase price of approximately $125.5 million in cash, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On July 1, 2011, we acquired substantially all of the assets of eCarList for an initial purchase price of $36.4 million, reflecting the final working capital and other customary adjustments. eCarList provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarList’s solutions and services are now a part of the DealerTrack inventory management solutions group, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will expand our subscription business and further strengthen our relationships with automobile dealers. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Sale of ALG

On August 19, 2011, we agreed to sell ALG to TrueCar in a transaction structured as a tax-free reorganization. In consideration for the sale of ALG, we were to receive a 15.0% equity interest in TrueCar and a warrant to increase our ownership interest to up to 19.9%.  In a separate series of transactions, TrueCar completed a new equity financing raise with other investors. To maintain our 15.0% ownership upon the closing of the transaction on October 1, 2011, we made an additional investment in TrueCar in the amount of $7.5 million through cash remaining on the balance sheet of ALG on the date of sale. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

A reconciliation of the beginning and ending balances for Level 3 investments as of September 30, 2011 and December 31, 2010, is as follows (in thousands):

Balance as of January 1, 2010	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (1)	(1,100)
Balance as of December 31, 2010	2,704
Sale of tax-advantaged preferred stock (2)	(2,485)
Realized gain on securities included in the statement of operations (2)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)
Redemption of auction rate security (1)	(450)

Balance as of September 30, 2011	$—

(1)
Level 3 short-term investments as of December 31, 2010 included an auction rate security invested in a tax-exempt state government obligation that was valued at par with a value of $0.4 million, or 0.1% of our total assets. Our intent was not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. In October 2010, $1.1 million of this security was redeemed by the issuer at par. Due to continued failures in the marketplace auctions, we held the remaining $0.4 million auction rate security until the maturity date in September 2011, when it was redeemed by the issuer at par.

(2)
Level 3 long-term investments as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of total assets. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we classified them as long-term on our consolidated balance sheet. Due to the lack of observable market quotes, we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.  In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

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

Results of Operations

     The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months September 30,				Nine Months September 30,
	2011		2010		2011		2010
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$95,793	100.0%	$63,128	100.0%	$262,035	100.0%	$181,820	100.0%

Operating expenses:
Cost of revenue	52,803	55.2	32,837	52.0	145,942	55.7	96,977	53.3
Product development	3,661	3.8	3,354	5.3	10,903	4.2	10,291	5.7
Selling, general and administrative	32,285	33.7	24,526	38.9	93,340	35.6	77,036	42.4

Total operating expenses	88,749	92.7	60,717	96.2	250,185	95.5	184,304	101.4

Income (loss) from operations	7,044	7.3	2,411	3.8	11,850	4.5	(2,484)	(1.4)
Interest income	71	0.1	132	0.2	270	0.1	381	0.2
Interest expense	(334)	(0.3)	(36)	—	(578)	(0.2)	(155)	—
Other (expense) income, net	72	0.1	190	0.3	176	0.1	1,090	0.6
Realized gain on securities	—	—	—	—	409	0.2	582	0.3
Income (loss) before (provision for) benefit from income taxes	6,853	7.2	2,697	4.3	12,127	4.7	(586)	(0.3)
(Provision for) benefit from income taxes, net	(1,492)	(1.6)	(1,515)	(2.4)	20,128	7.6	(800)	(0.5)

Net income (loss)	$5,361	5.6%	$1,182	1.9%	$32,255	12.3%	$(1,386)	(0.8)%

Three Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$50,411	$27,188	$23,223	85%
Subscription services revenue	39,261	31,273	7,988	26%
Other	6,121	4,667	1,454	31%

Total net revenue	$95,793	$63,128	$32,665	52%

Total net revenue increased $32.7 million, or 52%, to $95.8 million for the three months ended September 30, 2011 from $63.1 million for the three months ended September 30, 2010.

Transaction Services Revenue.   Transaction services revenue increased $23.2 million, or 85%, to $50.4 million for the three months ended September 30, 2011 from $27.2 million for the three months ended September 30, 2010. The increase in transaction revenue is primarily due to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $16.0 million, or 69%, to the increase in transaction revenue. In addition, improving credit availability through our U.S. credit application processing network, an increase in automobile sales and the addition of Ally as a lender to our U.S. network contributed to the increase in transaction services revenue. As seen in the table below, these industry trends had a positive impact on our key business metrics for the three months ended September 30, 2011, as compared to the same period in 2010.

	Three Months Ended September 30,		Variance
	2011	2010	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.60	$2.09	$0.51	24%
Active lenders in our network as of end of period	1,103	921	182	20%
Active lender to dealer relationships	150,514	137,388	13,126	10%
Transactions processed (in thousands, except percentages)	19,772	13,296	6,476	49%

Our average transaction price and the total number of transactions processed increased 24% and 49%, respectively, which resulted in an increase in revenue of $10.1 million and $13.5 million, respectively. These increases were partially offset by an increase in contra-revenue of $0.4 million primarily related to transaction revenue earned from our strategic relationship with Ally and through the use of service credits related to the AAX acquisition. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of DealerTrack Processing Solutions, whose transactions are generally at a higher average price than our other transactions, and which added additional volume; a 20% increase in lender customers active in our U.S. DealerTrack network who are generally lower transaction volume customers with higher prices per transaction; and a 10% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, an increase in the average number of lenders that dealers use and was also impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue.   Subscription services revenue increased $8.0 million, or 26%, to $39.3 million for the three months ended September 30, 2011 from $31.3 million for the three months ended September 30, 2010. The acquisition of eCarList on July 1, 2011, contributed $3.0 million, or 38%, to the increase in subscription revenue. The increase in subscription revenue is due to the following improvements in our key business metrics for the three months ended September 30, 2011 as compared to the same period in 2010.

	Three Months Ended September 30,		Variance
	2011	2010	Amount	Percent
Average monthly spend per subscribing dealer (excludes impact of contra-revenue	$834	$759	$75	10%
Subscribing dealers in our network as of end of the period	15,860	13,856	2,004	14%

The 10% increase in average monthly spend per subscribing dealer contributed $3.5 million to subscription services revenue and a 15% increase in average number of subscribing dealers in our network contributed $4.6 million to subscription services revenue; these increases were partially offset by $0.2 million in contra-revenue resulting from the use of service credits related to the AAX acquisition. The increase in average monthly spend per subscribing dealer is primarily due to the acquisition of eCarList on July 1, 2011 and to the continued success of selling DMS, inventory management and compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.   Other revenue increased $1.5 million, or 31%, to $6.1 million for the three months ended September 30, 2011 from $4.6 million for the three months ended September 30, 2010. The $1.5 million increase was primarily due to an increase in installation, training and hardware revenue from our DMS business.

Operating Expenses

	Three Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$52,803	$32,837	$19,966	61%
Product development	3,661	3,354	307	9%
Selling, general and administrative	32,285	24,526	7,759	32%

Total operating expenses	$88,749	$60,717	$28,032	46%

Cost of Revenue. Cost of revenue increased $20.0 million, or 61%, to $52.8 million for the three months ended September 30, 2011 from $32.8 million for the three months ended September 30, 2010. The $20.0 million increase was primarily the result of increases of $5.4 million in intangible amortization related to DealerTrack Processing Solutions, Automotive Information Center, and eCarList acquired intangibles, $3.5 million in costs related to DealerTrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with processing transactions, $1.2 million in increased technology expenses, which includes hosting expenses, technology support and other consulting expenses, $0.7 million in costs related to eCarList, which primarily includes advertising expenses associated with their product offerings, $0.9 million in software amortization and depreciation charges, $0.6 million primarily related to temporary labor as a result of the growing volume of eDocs transactions, $0.8 million in occupancy and telecommunications costs, $0.6 million in increased hardware costs on equipment sales, maintenance costs, and installation costs associated with our DMS solution, and $0.4 million in increased costs associated with our Canadian operations as a result of expanding our product offerings in Canada. Additionally, there were increases of $1.4 million in bonus compensation and $6.2 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions, headcount additions, and an increase in payroll and other taxes. These increases were partially offset by a decrease in intangible amortization expense of $2.5 million primarily due to intangible assets which became fully amortized during the three months ended September 30, 2011.

Product Development Expenses. Product development expenses increased $0.3 million, or 9%, to $3.7 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010. The $0.3 million increase was primarily the result of increased salary and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions and increased bonus compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.8 million, or 32%, to $32.3 million for the three months ended September 30, 2011 from $24.5 million for three months ended September 30, 2010. The $7.8 million increase in selling, general and administrative expenses was primarily the result of an increase of $1.2 million in bonus compensation and an increase of $3.9 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions and an increase in commission expense. Additionally, there were increases of $0.9 million in deal related costs due to the acquisition of eCarList and the sale of ALG in 2011, $0.5 million in recruiting and relocation costs, $0.5 million in bad debt expense and $0.3 million in selling expenses.

Provision for Income Taxes, Net

	Three Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(1,492)	$(1,515)	$23	2%

The net provision for income taxes for the three months ended September 30, 2011 of $1.5 million consisted primarily of $0.9 million of federal income tax expense, $0.1 million of state income tax expense and $0.5 million of tax expense for our Canadian subsidiary. The net provision for income taxes for the three months ended September 30, 2010 of $1.5 million consisted primarily of $0.1 million of federal income tax expense, $0.7 million of state income tax expense and $0.7 million of tax expense for our Canadian subsidiary. Included in our tax expense for our U.S. subsidiaries for the three months ended September 30, 2011 was an income tax benefit related to the favorable completion of the review of our amended Texas tax returns, income tax benefit related to the filing of our research and development credit, and an income tax benefit related to the completion of our 2010 U.S. tax return, which together resulted in a benefit to our tax rate of approximately 26.6%. Included in our tax expense for our Canadian subsidiary for the three months ended September 30, 2011, was an income tax benefit related to our Scientific Research and Experimental Development credit which resulted in a benefit to our tax rate of approximately 3.1%. Included in tax expense for our Canadian subsidiary for the three months ended September 30, 2010 is $0.3 million for a permanent item relating to intangible amortization. This amount had a 9.7% impact on the effective tax rate for the three months ended September 30, 2010. For the three months ended September 30, 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense. Our effective tax rate for the three months ended September 30, 2011 is 21.8% compared with 56.2% for the three months ended September 30, 2010.

While we have been forecasting sufficient U.S. book taxable income in future periods, we are currently in a three-year cumulative pretax book loss position in the United States. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the fourth quarter of 2010.

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. As a result of the gain on the sale of ALG on October 1, 2011, and the expected establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we will be evaluating a need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011. For the quarter ended December 31, 2011, we expect to reverse a portion of the remaining valuation allowance on our net U.S deferred tax assets of approximately $6.1 million.

Nine Months Ended September 30, 2011 and 2010

Revenue

	Nine Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$137,351	$76,909	$60,442	79%
Subscription services revenue	107,842	91,342	16,500	18%
Other	16,842	13,569	3,273	24%

Total net revenue	$262,035	$181,820	$80,215	44%

Total net revenue increased $80.2 million, or 44%, to $262.0 million for the nine months ended September 30, 2011 from $181.8 million for the nine months ended September 30, 2010.

Transaction Services Revenue.   Transaction services revenue increased $60.5 million, or 79%, to $137.4 million for the nine months ended September 30, 2011 from $76.9 million for the nine months ended September 30, 2010. The increase in transaction revenue is due to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $41.3 million, or 68%, to the increase in transaction revenue. In addition, improving credit availability through our U.S. credit application processing network, an increase in automobile sales and the addition of Ally as a lender to our U.S. network contributed to the increase in transaction services revenue. As seen in the table below, these industry trends had a positive impact on our key business metrics for the nine months ended September 30, 2011 as compared to the same period in 2010.

	Nine Months Ended September 30,		Variance
	2011	2010	Amount	Percent
Average transaction price (excludes impact of contra-revenue)	$2.52	$2.08	$0.44	21%
Active lenders in our network as of end of period	1,103	921	182	20%
Active lender to dealer relationships	150,514	137,388	13,126	10%
Transactions processed (in thousands, except percentages)	55,681	37,376	18,305	49%

Our average transaction price and total number of transactions processed increased 21% and 49%, respectively, which resulted in an increase in revenue of $24.5 million and $38.1 million, respectively; these increases were partially offset by an increase in contra-revenue of $2.1 million primarily related to transaction revenue earned from our strategic relationship with Ally and through the use of service credits related to the AAX acquisition. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of DealerTrack Processing Solutions, whose transactions are generally at a higher average price than our other transactions, and which added additional volume; a 20% increase in lender customers active in our U.S. DealerTrack network who are generally lower transaction volume customers with higher prices per transaction; and an 10% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use, and was also impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue.  Subscription services revenue increased $16.5 million, or 18%, to $107.8 million for the nine months ended September 30, 2011 from $91.3 million for the nine months ended September 30, 2010. The acquisition of eCarList on July 1, 2011, contributed $3.0 million, or 18%, to the increase in subscription revenue. The increase in subscription revenue is due to the following improvements in our key business metrics for the nine months ended September 30, 2011 as compared to the same period in 2010.

	Nine Months Ended September 30,		Variance
	2011	2010	Amount	Percent
Average monthly spend per subscribing dealer (excludes impact of contra-revenue)	$813	$743	$70	9%
Subscribing dealers in our network as of end of the period	15,860	13,856	2,004	14%

The 9% increase in average monthly spend per subscribing dealer contributed $9.4 million to subscription services revenue and a 8% increase in average number of subscribing dealers in our network contributed $7.4 million to subscription services revenue; these increases were partially offset by $0.3 million in contra-revenue resulting from the use of service credits associated with the AAX acquisition. The increase in average monthly spend per subscribing dealer is primarily due to the acquisition of eCarList on July 1, 2011 and to the continued success of selling DMS, inventory management and compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.   Other revenue increased $3.3 million, or 24%, to $16.8 million for the nine months ended September 30, 2011 from $13.6 million for the nine months ended September 30, 2010.  The $3.3 million increase was primarily due to an increase in installation, training and hardware revenue from our DMS business.

Operating Expenses

	Nine Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$145,942	$96,977	$48,965	50%
Product development	10,903	10,291	612	6%
Selling, general and administrative	93,340	77,036	16,304	21%

Total operating expenses	$250,185	$184,304	$65,881	36%

Cost of Revenue. Cost of revenue increased $48.9 million, or 50%, to $145.9 million for the nine months ended September 30, 2011 from $97.0 million for the nine months ended September 30, 2010. The $48.9 million increase was primarily the result of increases of $13.3 million in intangible amortization related to DealerTrack Processing Solutions, Automotive Information Center, and eCarList acquired intangibles, $8.5 million in costs related to DealerTrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with processing transactions, $3.3 million in software amortization and depreciation charges, $2.8 million primarily related to temporary labor as a result of the growing volume of eDocs transactions, $2.8 million in technology expense, which includes hosting expenses, technology support and other consulting expenses, $2.3 million in occupancy and telecommunications costs primarily due to the acquisition of DealerTrack Processing Solutions, $1.0 million in increased maintenance and installation costs associated with our DMS solution, $0.7 million in costs related to eCarList, which primarily includes advertising expenses associated with their product offerings, and $0.6 million in increased costs associated with our Canadian operations as a result of expanding our product offerings in Canada. Additionally, there were increases of $2.6 million in bonus compensation and $15.7 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions, headcount additions, and an increase in payroll and other taxes. These increases were partially offset by a decrease in intangible amortization expense of $6.1 million primarily due to intangible assets becoming fully amortized during the nine months ended September 30, 2011.

Product Development Expenses. Product development expenses increased $0.6 million, or 6%, to $10.9 million for the nine months ended September 30, 2011 from $10.3 million for the nine months ended September 30, 2010. The $0.6 million increase was primarily the result of increased salary and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions and increased bonus compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.3 million, or 21%, to $93.3 million for the nine months ended September 30, 2011 from $77.0 million for nine months ended September 30, 2010. The $16.3 million increase in selling, general and administrative expenses was primarily the result of an increase of $2.4 million in bonus compensation and an increase of $8.4 million in salary compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions. Additionally, there were increases of $1.7 million in deal related costs due to the acquisitions of DealerTrack Processing Solutions and eCarList and the sale of ALG in 2011, $0.7 million in bad debt expense, $0.6 million in training expenses, $0.5 million in occupancy and telecommunications costs, $0.5 million in recruiting and relocation costs, $0.3 million in professional fees, $0.3 million in office and computer related supplies and materials resulting from headcount additions, and $0.3 million in selling expenses. These increases were partially offset by a decrease of $0.3 million in depreciation charges.

Other Income

	Nine Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Other income	$176	$1,090	$(914)	(84)%

Other income decreased $0.9 million, or 84%, to $0.2 million for the nine months ended September 30, 2011 from $1.1 million for the nine months ended September 30, 2010. The $0.9 million decrease is primarily due to $0.7 million of income earned during the nine months ended September 30, 2010 from our sales solution resulting from non-recurring activities outside our ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business, partially offset by $0.1 million of income earned during the first quarter of 2011 from our Canadian operations for a tax credit received.

Realized Gain on Securities

	Nine Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$409	$582	$(173)	(30)%

During the nine months ended September 30, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain in the statement of operations of approximately $0.4 million. During the nine months ended September 30, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For further information, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Benefit from (provision for) income taxes, net

	Nine Months Ended September 30,		Variance
	2011	2010	$ Amount	Percent
	(In thousands, except percentages)
Benefit from (provision for) income taxes, net	$20,128	$(800)	$20,928	2,616%

The benefit for income taxes for the nine months ended September 30, 2011 of $20.1 million consisted primarily of $22.3 million of federal income tax benefit, offset by $0.8 million of state income tax expense and $1.4 million of tax expense for our Canadian subsidiary. The net provision for income taxes for the nine months ended September 30, 2010 of $0.8 million consisted primarily of $2.4 million of federal income tax benefit, offset by $0.8 million of state income tax expense and $2.4 million of tax expense for our Canadian subsidiary. Included in our tax expense for our U.S. subsidiaries for the three months ended September 30, 2011 was an income tax benefit related to the favorable completion of the review of our amended Texas tax returns, income tax benefit related to the filing of our research and development credit, and an income tax benefit related to the completion of our 2010 U.S. tax return, which together resulted in a benefit to our tax rate of approximately 14.8%. Included in our tax expense for our Canadian subsidiary for the three months ended September 30, 2011, was an income tax benefit related to our Scientific Research and Experimental Development credit which resulted in a benefit to our tax rate of approximately 10.0%. Included in tax expense for our Canadian subsidiary for the nine months ended September 30, 2010 is $0.9 million for a permanent item relating to intangible amortization. This amount had a 155.0% impact on the effective tax rate for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense. Our effective tax rate for the nine months ended September 30, 2011 is 163.2% compared with 136.5% for the nine months ended September 30, 2010.

While we have been forecasting sufficient U.S. book taxable income in future periods, we are currently in a three-year cumulative pretax book loss position in the United States. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the fourth quarter of 2010.

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010. As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011. As a result of the gain on the sale of ALG on October 1, 2011, and the expected establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we will be evaluating a need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011. For the quarter ended December 31, 2011, we expect to reverse a portion of the remaining valuation allowance on our net U.S deferred tax assets of approximately $6.1 million.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the nine months ended September 30, 2011 were $23.6 million, of which $21.7 million was paid in cash.

As of September 30, 2011, we had $64.9 million of cash and cash equivalents, $44,000 in short-term investments and $83.3 million in working capital, as compared to $192.6 million of cash and cash equivalents, $0.5 million in short-term investments, $2.3 million in long-term investments and $200.9 million in working capital as of December 31, 2010.

During 2010, we began a project to implement an ERP system. In connection with the ERP project, in April 2010, we entered into an agreement with an ERP provider to purchase certain software licenses and implementation consulting services.  For the nine months ended September 30, 2011, external capital expenditures related to the ERP project were approximately $2.1 million and we expect to spend an additional estimated $0.4 million in the remainder of 2011.

On January 31, 2011, we acquired all of the outstanding shares of DealerTrack Processing Solutions for a purchase price of approximately $125.5 million in cash, net of acquired cash, and reflecting the final working capital adjustment. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On April 20, 2011, we entered into a $125.0 million credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. During the nine months ended September 30, 2011, we capitalized approximately $1.9 million of debt issuance costs associated with the credit facility. As of September 30, 2011, we had no amounts outstanding under this credit facility. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On July 1, 2011, we acquired substantially all of the assets of eCarList for an initial purchase price of $36.4 million. The purchase price consists of a cash payment of $23.5 million, an $11.4 million unsecured subordinated note with a term of either two years or six years based on certain factors related to the retention of key individuals, and additional consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On August 19, 2011, we agreed to sell ALG to TrueCar in a transaction structured as a tax-free reorganization. In consideration for the sale of ALG, we were to receive a 15.0% equity interest in TrueCar and a warrant to increase our ownership interest to up to 19.9%.  In a separate series of transactions, TrueCar completed a new equity financing raise with other investors. To maintain our 15.0% ownership upon the closing of the transaction on October 1, 2011, we made an additional investment in TrueCar in the amount of $7.5 million through cash remaining on the balance sheet of ALG on the date of sale. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Although we used significant cash and cash equivalents to complete the DealerTrack Processing Solutions and eCarList acquisitions, we expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$38,755	$2,875
Net cash used in investing activities	$(170,694)	$(24,646)
Net cash provided by financing activities	$5,199	$1,978

Operating Activities

     Net cash provided by operating activities was $38.8 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010. The increase of $35.9 million was primarily attributable to an increase in net income of $33.6 million, an increase in depreciation and amortization expense of $10.1 million, and the $15.0 million payment to Ally during the nine months ended September 30, 2010. These changes were partially offset by an increase in the deferred tax benefit of $20.2 million primarily attributable to the reversal of the deferred tax asset valuation allowance during the first quarter of 2011.

The acquisitions of DealerTrack Processing Solutions, Automotive Information Center and eCarList contributed approximately $13.5 million to the $10.1 million increase in depreciation and amortization. In addition there was an increase of approximately $2.6 million due to asset purchases and capitalized software projects that began amortization in 2011. These increases were offset by a decrease of $6.1 due to intangible assets becoming fully amortized during the nine months ended September 30, 2011.

Investing Activities

Net cash used in investing activities was $170.7 million for the nine months ended September 30, 2011 compared to $24.6 million for the nine months ended September 30, 2010. The increase of $146.0 million is primarily the result of payments of $152.0 million during the nine months ended September 30, 2011 for the acquisitions of DealerTrack Processing Solutions, Automotive Information Center and eCarList, net of acquired cash, compared to payments for intangible assets of $3.0 million during the nine months ended September 30, 2010. This increase was partially offset by a reduction in capital expenditures, software and website development costs of $1.4 million.

Financing Activities

Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2011 compared to $2.0 million for the nine months ended September 30, 2010. The increase of $3.2 million is primarily due to the increase in proceeds received from stock option exercises of approximately $4.2 million and an increase in the stock-based compensation windfall tax benefit of $0.9 million, partially offset by $1.9 million of debt issuance costs paid during the nine months ended September 30, 2011.

Contractual Obligations

As of September 30, 2011, the changes described below were the only changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

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

In connection with the acquisition of eCarList on July 1, 2011, we assumed approximately 12,000 square feet of office space in Dallas, Texas. Under the terms of the lease agreement we are required to pay annual rent expense of approximately $0.3 million, through the expiration of the lease on July 30, 2014. In regards to the acquisition, a portion of the consideration paid for the acquisition was in a form of a note payable. The note payable has a face value of $11.4 million and has a term of either two years or six years, based on certain factors related to the retention of key individuals. Additionally, we expect to make payments to certain former employees of eCarList in July 2013 related to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

On April 20, 2011, we entered into a $125.0 million credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. As of September 30, 2011, we had no amounts outstanding under this credit facility. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. In March 2011, the earthquake and subsequent tsunami in Japan resulted in supply disruptions of both parts and Japanese imports, which caused  a notable slowdown in the new car seasonably adjusted annual rate in the second quarter and part of the third quarter. We believe the supply disruptions will recover during the fourth quarter and that the seasonally adjusted annual rate may increase. However, the actual number of cars sold in the fourth quarter may be lower as seasonality and low consumer confidence could impact new car sales. The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased in 2010 over 2009, overall they remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors, filed and then emerged from bankruptcy. This has had a significant impact on their franchised dealers both in terms of dealer closings and the financial viability of their remaining dealers. Toyota suffered significant recalls that limited its ability to sell new vehicles for a period of time. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

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

Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could result in impairments to the carrying value of our goodwill, deferred tax assets and other long-lived assets.  Due to cumulative U.S. book losses incurred in recent years, and uncertainty as to the extent and timing of profitability in future periods, we have recorded a valuation allowance on our U.S. deferred tax assets. Additionally, we may be required to impair some of our goodwill or long-lived assets if conditions worsen for a period of time.

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

Interest Rate Exposure

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $65.0 million invested in money market instruments and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

On January 31, 2011, we used approximately $125.5 million in cash for the acquisition of DealerTrack Processing Solutions and on July 1, 2011 we used approximately $23.5 million of cash for the acquisition of eCarList. Additionally, on October 1, 2011, we used $7.5 million of cash to maintain our 15.0% ownership in TrueCar, Inc. The decrease in our cash balances as a result of these transactions will significantly reduce our future interest income.

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

Changes in Internal Control Over Financial Reporting

The changes described below were the only changes in our internal control over financial reporting during the quarter ended September 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2011, we acquired substantially all of the assets of eCarList, LLC. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures at eCarList. As a result, the process may result in additions or changes to our internal control over financial reporting.

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

The following table sets forth the repurchases for the three months ended September 30, 2011:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2011	—	$—	n/a	n/a
August 2011	272	$17.10	n/a	n/a
September 2011	—	$—	n/a	n/a

Total	272

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc. (Registrant)
Date: November 8, 2011	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of August 19, 2011, among DealerTrack Data Services, Inc., ALG, Inc., TrueCar, Inc. and DDS Acquisition Sub., Inc. (incorporated by reference to DealerTrack's current report on Form 8-K filed on August 23, 2011).

10.1
Warrant to Purchase Common Stock of TrueCar, Inc. between DealerTrack Data Services, Inc. and TrueCar, Inc. dated as of October 1, 2011 (incorporated by reference to DealerTrack's current report on Form 8-K filed on October 6, 2011).

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