Form 10-K
period 2011-12-31
DealerTrack Holdings, Inc.
filed 2012-02-22
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $949 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $22.95 per share).

As of February 1, 2012, 41,945,856 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application network in the United States and Canada.  DealerTrack's Dealer Management System (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solution offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings — designed to accelerate used-vehicle turn rates and increase dealer profits. DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., FDI Computer Consulting, Inc., General Systems Solutions, Inc., and DealerTrack Systems, Inc.

We maintain a website at www.dealertrack.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549.

On January 1, 2012, we entered into a joint venture, “Chrome Data Solutions,” into which we contributed substantially all the assets and liabilities of our wholly-owned subsidiary, Chrome Systems, Inc. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Our Market

     Before DealerTrack entered the market with its online credit application product, dealers and lenders traditionally relied upon fax and mail delivery methods for processing their offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing. Legacy paper systems required the consumer to fill out a paper credit application for each of the lenders to which he or she applied. The dealer then faxed the credit application to each lender and awaited a series of return faxes. When a lender approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the lender via mail or overnight courier. The lender then manually checked the contract for any errors or omissions. If the contract or ancillary documents were accurate and complete, the lender paid the dealer for the assignment of the contract. The cumbersome nature of this process limited the range of options available to consumers and delayed the availability of financing.

     The lack of an integrated electronic workflow within a dealer’s various technology solutions has also created inefficiencies. For example, dealers have made significant investments in DMS software to streamline their back office functions, such as accounting, inventory, communications with manufacturers, parts and service. They have also deployed customer relationship management (CRM) software to track consumer behavior and maintain active post-sale relationships with consumers to increase aftermarket sales and future automobile sales. However, these DMS and CRM software systems typically reside within the physical dealership and have not historically been fully integrated with each other, resulting in additional inefficiencies. These inefficiencies slow the sales and customer management process, as different and sometimes contradictory information is recorded on separate systems.

We believe our solution set for dealers is the industry’s most comprehensive – providing value for every department. DealerTrack’s low-cost, high-value web-based solutions are open and flexible. We improve efficiency and reduce processing time for dealers, lenders, and other participants. We also integrate the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers.

Our online credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. We also offer a contract-processing solution, which can provide lenders with retail automotive contracts and related documents in a digital or electronic format.

With the acquisition of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc. (DealerTrack Processing Solutions), we increased our product offerings by adding a leading provider of automobile title and lien management services to lenders and vehicle registration services to automobile dealers.

We primarily generate revenue on either a transaction or subscription basis, depending on the customer and the product or service provided.

Our Customers

Our primary customers are dealers and lenders. DealerTrack uses a Software-as-a-Service (SaaS) model, which we believe is a superior method for delivering products and services to these customers. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently.

Dealers

We offer franchised and independent dealers a suite of high-value DMS, Sales and Finance, and Inventory solutions that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions, except for our DMS and Inventory agreements, which generally have more flexible terms. The trend in the industry is towards shorter term contracts, and in certain cases, month-to-month contracts.

     Our automated, web-based credit application processing product allows automotive dealers to originate and route their consumers’ credit application information. This product has eliminated the need to fax a paper application to each lender to which a consumer applies for financing. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple lenders and obtain credit decisions quickly, efficiently and at no charge.

     We offer a comprehensive DMS to help dealers manage functions across their entire business, and a complete suite of other subscription solutions that complement our credit application processing product, allowing dealers to integrate and better manage their business processes. Additionally, DealerTrack Inventory solutions help dealers with inventory management, vehicle appraising, pricing, merchandising, and digital marketing.

Our Sales and Finance solutions streamline the vehicle and aftermarket sales processes, including allowing dealers and consumers to complete finance contracts electronically. With contracts completed electronically, dealers can transmit them to participating lenders for funding, further streamlining the financing process and reducing transaction costs for both dealers and lenders. As part of our Sales and Finance solution, we offer a Compliance solution that helps dealers comply with Red Flags and other governmental regulations, and delivers compliance reporting functionality. DealerTrack also provides electronic and paper solutions to dealers for registering vehicles, eliminating the need to transact at the department of motor vehicles. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles.

Lenders

     Our network of lenders includes national and regional lenders, prime, near prime and non-prime lenders, local banks, captive lenders and credit unions. Our agreements with our lender customers are typically transactional-based and run for two years, with one-year automatic extensions.

Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. We also offer a contract-processing solution, which can provide lenders with automotive retail contracts and related documents in a digital format. We believe our solutions significantly streamline the financing process and improve the efficiency and profitability of each financing transaction. We electronically transmit credit application and contract data, reducing costs and errors, while improving efficiency for both prime and non-prime lenders. We also believe that our credit application processing product enables our lender customers to increase credit originations. Our network is configured to enable our lender customers to connect easily with dealers with whom they can establish new business relations. We believe that lenders who utilize our solutions experience a significant competitive advantage over lenders who rely on the legacy paper and fax processes.

DealerTrack also provides electronic and paper title management and collateral solutions, allowing lenders to outsource both manual and physically intensive tasks previously performed in house.

Aftermarket Providers

     The DealerTrack Aftermarket Network™ gives dealers access to real-time contract rating information and quote generation, and provides digital contracting for aftermarket products and services. The aftermarket sales and contracting process was previously executed through individual aftermarket providers’ websites or through a paper-based process which was prone to frequent delays and errors. Our on-demand connection between dealers and aftermarket providers creates a faster process, improves accuracy, and eliminates duplicate data entry for both dealers and aftermarket providers. We believe this more efficient process, combined with the use of our on-demand electronic menu product, makes it possible for dealers to more effectively sell aftermarket products and services.

OEMs

DealerTrack DMS streamlines manufacturer interactions by integrating warranty claims, part orders and returns, and financial statement submission. We offer vehicle manufacturers comprehensive technology and consulting solutions to improve online interactions and awareness, increase vehicle and accessories sales, and streamline interactions with franchised dealerships.

Other Service and Information Providers

     Our web-based solutions enable third-party service and information providers to deliver their products and services more broadly and efficiently, which increases the value of our integrated solutions to our dealer customers. We believe we offer our third-party service and information providers a secure and efficient means of delivering their data to our dealer and lender customers. For example, credit reporting agencies can provide dealers with consumer credit reports electronically and integrate the delivery of the consumers’ credit reports with our credit application processing and other products. Additionally, our Inventory solutions integrate real time pricing data and wholesale auction data to give dealers access to available market information.

Our Web-Based Credit Application Networks

     Our U.S. and Canadian web-based credit application networks are independent and do not give any lender preference over any other lender. Each dealer sees its individualized list of available lenders listed alphabetically, based on our proprietary matching process, and can typically transmit credit application information simultaneously to multiple lenders that they may select. Lenders’ responses to requests for financing through our networks are presented back to the dealer in their order of response.

Our Growth Strategy

     Our growth strategy is to leverage our position as a leading provider of on-demand software solutions to the U.S. and Canadian automotive retail industries. Key elements of our growth strategy are:

Expand Our Customer Base

     We intend to increase our market penetration by expanding our automotive dealer and lender customer base through the efforts of our direct sales force. As of December 31, 2011, we had more than 1,100 active lender customers in the United States. Our focus is on adding additional select regional banks, credit unions, financing companies and the captive financing affiliates of automotive manufacturers to our network. We also intend to increase the number of other service and information providers in our networks by adding, among others, insurance and other aftermarket service providers. Additionally, we have increased our installation capacity for our DMS business and expanded our Inventory solutions offerings through the acquisition of eCarList in 2011, which expanded our customer base in these areas.

Sell Additional Products and Services to Our Existing Customers

     We believe that a significant market opportunity exists for us to sell additional products and services to the more than 17,000 dealer customers who utilize our credit application processing product, or have purchased one or more of our subscription-based products or services. Similarly, the more than 1,100 lenders that utilize our U.S. credit application processing network represent a market opportunity for us to sell our electronic and digital contracting solutions, as well as our collateral management solutions.

Expand Our Offerings

     We expect to expand our suite of products and services to address the evolving needs of our customers. We have identified a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, lenders and other service and information providers. An important current focus is to develop significant new workflow integrations between our solutions that will lead to greater productivity and efficiency for our customers, leading to lower costs and higher profitability.

  Pursue Acquisitions and Strategic Alliances

We have augmented the growth of our business by completing strategic acquisitions including, most recently, our acquisitions of DealerTrack Processing Solutions, Inc., on January 31, 2011, and eCarList, LLC, on July 1, 2011. In executing our acquisition strategy, we have focused on identifying businesses that we believe will increase our market share or that have products, services, and technology that are complementary to our product and service offerings. We believe that our success in completing these acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships, and accelerate our growth. We intend to continue to grow and advance our business through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our networks, strengthen technology offerings, reduce operating costs and/or increase our market share.

Solutions	Products and Services	Revenue Type

DMS solutions:	• DealerTrack DMS	• Subscription and Other

Sales and Finance solutions:	• Credit Application Network	• Transaction
	• Credit Bureau Access Platform	• Transaction
	• BookOut	• Subscription
	• DealerTrack Compliance	• Subscription and Transaction
	• DealerTrack eContracting ™	• Subscription and Transaction
	• DealTransfer ®	• Subscription
	• SalesMaker ™	• Subscription
	• DealerTrack eMenu™	• Subscription
	• DealerTrack Aftermarket Network™	• Transaction

Inventory solutions:	• DealerTrack eCarList	• Subscription, Transaction and Other
	• DealerTrack AAX ®	• Subscription, Transaction and Other
	• BookOut	• Subscription

Processing solutions:	• DealerTrack OLRS®	• Transaction
	• DealerTrack RegUSA®	• Transaction
	• DealerTrack Electronic Lien & Title (ELT)	• Transaction
	• DealerTrack Vehicle Title and Collateral Administration	• Transaction
	• DealerTrack eDocs	• Transaction and Other

DMS solutions:

      DealerTrack DMS — DealerTrack DMS is a dealer management system that gives dealers control of their business across every department and for multiple locations. The SaaS based system provides an open and secure platform that allows dealers to integrate and manage all of the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order, service price guides, vehicle inventory, contact management, payroll, and personnel management.

Sales and Finance solutions:

     DealerTrack Credit Application Network — Our DealerTrack credit application network facilitates the online credit application process by enabling dealers to pull credit bureau data and transmit consumers’ credit application information to one or multiple lenders and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous lenders. We offer each lender customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease, and reports of current financing rates and programs.

      BookOut —BookOut allows a dealer to quickly and easily look up used automobile values by year/make/model or vehicle identification number for use in the credit application process. We currently offer separate BookOut subscriptions for data provided by Black Book, Kelley Blue Book and NADA. These products facilitate the financing process by providing dealers with reliable valuation information about the relevant automobile. BookOut is also a product offering in Inventory solutions.

DealerTrack Compliance — DealerTrack’s Compliance solution provides automotive dealers with a safe and reliable method to sign, store and protect customer and financing activity at the dealership. It also provides safeguards, such as limited access to sensitive information based on a user’s role and permission, as well as Red Flags and U.S. Treasury’s OFAC (Office of Foreign Assets Control) compliance checks, to help reduce compliance risk by handling every customer financing deal consistently.

DealerTrack eContracting — Our DealerTrack eContracting product allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to lenders that participate in eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process.

DealTransfer® — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our DealerTrack credit application network. This allows dealers to avoid reentering transaction information once the information is on their system.

CreditOnline ™ — CreditOnline allows visitors to a dealership’s website to securely submit personal and confidential credit application data online, which the dealer can then access by logging onto the DealerTrack credit application network. All credit application data completed online by the customer will appear alongside the information the dealer entered with DealerTrack, eliminating the need to re-enter personal information into the system when a customer arrives at the dealership.

SalesMaker ™ — SalesMaker is a desking system enabling dealers to search hundreds of current lender programs in our database, and find the financing or lease program that is best for a consumer and the most profitable for the dealership. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing their own profit. In addition, dealers can quickly pre-qualify prospective consumers and then match the best lender programs against their available inventory.

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

DealerTrack Aftermarket Network ™ — The DealerTrack Aftermarket Network provides real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network include extended service contracts, GAP, etch, credit, life and disability insurance, and vehicle recovery systems. Since the DealerTrack Aftermarket Network is fully integrated into the DealerTrack network, both dealers and aftermarket providers benefit from improved accuracy and elimination of duplicate data entry.

Inventory solutions:

DealerTrack eCarList – DealerTrack eCarList is an inventory management and distribution platform for the automotive retail market, enabling dealers to appraise, price and merchandise vehicle inventory online in real-time. The DealerTrack eCarList platform combines inventory management, website and digital marketing tools and services to enrich access to, and presentation of, inventory data and vehicle descriptions across marketing mediums in a complete and uniform fashion. In addition, the suite of DealerTrack eCarList tools and solutions deliver comprehensive vehicle retail pricing directly to a dealership’s desktop or mobile device, helps dealers improve search engine marketing and optimization, and enhances dealer’s websites by delivering rich and robust inventory and market data.

DealerTrack AAX ® — DealerTrack AAX is a full-featured inventory optimization and analytics system. Dealers can identify high-profit, fast turning vehicles quickly, and easily adjust prices to be more competitive. The robust optimization and analytics reporting is designed for multi-store inventory optimization. Daily performance tracking is enabled by real time reporting and custom built inventory modeling. The solution also includes functionality to help a dealer appraise vehicles, source vehicles and access vehicle pricing recommendations, vehicle performance scores, as well as dealership transactional history. Consulting services optimize inventory management and enhance product performance.

We are in the process of integrating our two primary inventory products into one comprehensive inventory management and merchandising suite.

Processing solutions:

Registration

DealerTrack OLRS® – DealerTrack Online Registration System (OLRS) is a software-assisted service that provides dealers a quick and easy do-it-yourself version of department of motor vehicle processing. The service, which allows for online, real-time motor vehicle registration and/or titling directly from an authorized retailer’s office is currently available in California, Connecticut, Illinois, Indiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and Wisconsin.

DealerTrack RegUSA® – DealerTrack RegUSA is a convenient way to handle cross-border vehicle transactions for all 50 states. RegUSA processes vehicle deals for all states, ensuring that the out-of-state registration and titling, including liens, are completed in an accurate and timely fashion. eRegUSA is an extension of this core service offering, and provides subscription-based services for estimating state motor vehicle fees and sales tax and electronically populating many motor vehicle forms.

Collateral Management

DealerTrack Electronic Lien & Title (ELT) – We pioneered the ELT concept and are the only provider offering the administration and management of ELT in each of the current eligible states. DealerTrack’s ELT offering can be implemented as a standalone solution or as part of a single integrated platform with the DealerTrack Title and Collateral Administration offering and services.

DealerTrack Title and Collateral Administration – DealerTrack’s Title and Collateral Administration is a comprehensive title management solution that includes lien perfection monitoring, paper and electronic title management, imaging and storage of paper titles, and discrepancy identification.

Digital

DealerTrack eDocs — Our eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate lender. Services also include data entry and data verification.

International

     Our subsidiary, DealerTrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. Historically, we have provided our Canadian customers with only our credit application and contract processing products. Presently, we are also offering them select subscription products. For the years ended December 31, 2011, 2010 and 2009, our Canadian operations generated approximately 9%, 12% and 11% of our net revenue, respectively.

Technology

     Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Product development expense for the years ended December 31, 2011, 2010 and 2009 was $14.7 million, $13.4 million and $14.0 million, respectively. Our technology includes the following primary components:

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

Partner Integration

     We utilize a variety of various integration technologies to facilitate the interfaces with our many partners. We are a member of the Standards for Technology in Automotive Retail and the American Financial Services Association, and are committed to supporting published standards as they evolve.

Infrastructure

     Our technology infrastructure is hosted externally and consists of multiple production and disaster recovery sites. Our production sites are fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we generally employ system redundancy in order to minimize system downtime.

Security

     DealerTrack offers a secure, reliable and trusted service and has built our security program utilizing a “Defense in Depth” security strategy. Our multi-layered approach is designed to protect DealerTrack’s applications, physical infrastructure and network infrastructure. The DealerTrack website environments adhere to high security standards and deploy a multi-tiered firewall infrastructure that allows for highly controlled data segmentation. DealerTrack also deploys intrusion detection systems to alert of potential network security threats. Our firewalls and intrusion detection systems are both managed and monitored continuously by an independent security management company. Our internet communications are encrypted using https/SSL 128-bit encryption. We also utilize a commercial software solution to securely manage user access to our applications. Incoming traffic is authenticated before it is authorized to access our website. Once a user has been authorized, access control to specific functions within the site is performed by the application. Our access control system includes the granting and revocation of user permissions to functions on the website. DealerTrack’s security program includes having external and internal vulnerability assessments performed on a regular basis to test for security vulnerabilities. We have implemented patch management and server hardening processes to protect against security vulnerabilities inherent in many industry-standard software, systems and applications. DealerTrack uses a leading anti-virus solution to protect its servers and workstations.

     DealerTrack maintains a certification from Cybertrust, Inc. (Verizon Business Services), a leading industry security certification body. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our websites’ perimeter defenses.

Customer Development and Retention

Sales

     Our resources are focused on four primary customer groups: dealers, lenders, OEMs and other industry providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. For dealer sales, we focus on selling our subscription-based products and services to dealers through field sales and telesales efforts and also support the implementation of subscription-based and transaction-based products for dealers. Lender relationships are managed by a team that also focuses on adding more lenders to our DealerTrack credit application network and increasing the use of our eContracting, eDocs, and collateral management offerings. Relationships with automotive manufacturers are managed by a dedicated OEM relationship management team that is also responsible for introducing our solutions to the automotive manufacturers. Relationships with other providers are managed across various areas of our organization.

Training

We believe that training is important to enhancing the DealerTrack brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet, and in person at dealerships. In training our dealers, we emphasize utilizing our network to help them increase profitability and efficiencies. Training and support is included within certain subscription services and is also provided, in certain cases, as an optional paid service.

Marketing

Our marketing strategy is to establish our brand as the leading provider of online software solutions for dealers, lenders, OEMs, and other industry providers. Our marketing approach is to employ multiple off-line and on-line channels, targeted at key executives and other decision makers within the automotive retail industry, such as:

•	advertising in online and print automotive trade magazines and other periodicals;

•	public relations through press releases and publication of news and thought leadership articles, and other media relations activities;

•	direct marketing employing mail and e-mail delivered to buyers and influencers in dealer and lender markets;

•	participation in industry events;

•	employing our website to offer services, and provide product and company information;

•	search marketing to increase visibility in search engine result pages; and

•	promotions and sponsorships on national and regional levels.

Customer Service

     We believe superior customer support is important in retaining and expanding our customer base. We have a comprehensive technical support program to assist our customers in maximizing the value they get from our products and services, and solving problems or issues. We provide telephone support, e-mail support and online information support as well as consulting services about our products and services. Our customer service group handles general customer inquiries, such as questions about resetting passwords, how to subscribe to products and services, the status of product subscriptions, and how to use our products and services. Support is available to customers by telephone, e-mail or over the web. Our technical support specialists are extensively trained in the use of our products and services.

Competition

     The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including AppOne, CUDL, Finance Express, Open Dealer Exchange, and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by American Honda Finance Corp., BMW Financial Services, and Volkswagen Credit;

•	dealer management system providers, including ADP, Inc., Auto/Mate Dealership Systems, AutoSoft, Inc., and The Reynolds and Reynolds Company;

•	automotive retail sales desking providers, including ADP, Inc., and Market Scan Information Systems, Inc.;

•	providers of vehicle electronic registration solutions, including AVRS, CVR, ELS, MVSC, and TitleTec;

•	collateral management service providers, including Assurant, PDP Group, and VINtek;

•	providers of services related to aftermarket products, including MenuVantage and the StoneEagle Group;

•	providers of inventory analytic tools, including eLEAD, First Look, LLC, Red Bumper LLC, vAuto, Inc., and vinSolutions; and

•	providers of compliance solutions; including Compli, CREDCO, RouteOne, and the three credit reporting agencies (Equifax, Experian, and TransUnion).

DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly to new technologies and changes in customer needs. In particular, RouteOne, a joint venture formed and controlled by Chrysler Financial Corporation (CFC), Ford Motor Credit Corporation (FMCC), Ally Financial (Ally) (formerly GMAC) and Toyota Financial Services (TFS), has relationships with FMCC and TFS and other affiliated captive lenders that are not part of our network, and had an exclusive relationship with Ally until February 10, 2010, when we entered into a strategic relationship with Ally. Ally continues to accept credit applications through RouteOne. Additionally, in January 2009, ADP and Reynolds announced a joint venture, Open Dealer Exchange, which may have the ability to build on its joint venture partner’s relationships in providing DMS software to approximately 80% of U.S. franchised dealers. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of product development and customer support.

Government Regulation

     The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other lenders, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, (CCPA), the Gramm-Leach-Bliley Act (the GLB Act), the Fair and Accurate Credit Transactions (FACT) Act of 2003, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Federal Reserve Board’s regulations relating to consumer protection and privacy, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, the Consumer Report Information Disposal Rule, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act (FCRA) and other state and local laws and regulations. On July 21, 2011, authority to promulgate rules and regulations under 18 federal consumer protection laws, including the CCPA, GLB, parts of the FACT Act and new authority under the Dodd-Frank Act, was transferred to the Consumer Financial Protection Bureau (CFPB), an independent agency established by the Dodd-Frank Act and funded by the Federal Reserve Board. The CFPB has authority to issue new regulations, including regulations prohibiting unfair, deceptive, and abusive trade practices relating to consumer financial services. The Federal Trade Commission continues to have supervisory authority over most franchised dealers, but the CFPB has supervisory authority over independent and buy-here-pay-here dealers as well as financial institutions with assets in excess of $10 billion and other “larger non-depository participants” in the consumer financial services market. The extent of this authority and the substance of new rules are unclear at the present time. All our dealers and financing clients such as banks, finance companies and captives will be subject to the substantive regulations published by the CFPB and many financing clients will be subject to the CFPB’s supervisory authority on consumer finance issues if their assets exceed $10 billion or they are deemed a “larger, non-depository participant” for consumer financial services.

The CFPB may subject us to supervision and examination by the CFPB as a “service provider.” Similar to our clients, we may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB. The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry. The FTC held a series of hearings in 2011 on auto financing practices and is expected to issue regulations in 2012. It is possible that the FTC will issue regulations that may affect us and the products and services we offer to dealers.

     The role of our products and services in assisting our customers’ compliance with these requirements depends on a variety of factors, including the particular functionality, interactive design, and classification of the customer. We are not a party to the actual transactions that occur in our network. Our lender, dealer, and third-party providers must assess and determine what applicable laws and regulations are required of them and are responsible for ensuring that their use of our product and services conform to their regulatory needs.

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

          Legislation is pending on the federal level and in most states that could impose additional duties on us relating to the collection, use or disclosure of consumer information, as well as obligations to secure that information. For example, Massachusetts and Nevada have issued specific security requirements for data of their residents. Currently, 46 states and the District of Columbia have laws mandating notices to affected consumers in the event of an actual or suspected unauthorized access to or use of information contained within our systems. The U.S. Congress is considering legislation that would provide for a uniform national notice policy for security breaches. The FTC and federal banking regulators have also issued regulations requiring regulated financial institutions to obtain certain assurances and contractual protections relating to the security and disposal of information maintained by service providers such as DealerTrack.

     While we believe our current business model and product offerings are consistent with existing laws and regulations, emerging case law and regulatory enforcement initiatives, as well as the passage of new laws and regulations, may limit our ability to use information in our current products and to develop additional revenue streams in the future.

Fair Credit Reporting Act (FCRA)

     The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that qualifies as a consumer report, and imposes requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information in their consumer reports or seek to obtain information involving theft of their identity. The communication or use of consumer report information in violation of the FCRA could, among other things, result in a provider of information or reseller of consumer reports being deemed a consumer reporting agency, which would subject the provider or reseller to all of the compliance requirements applicable to consumer reporting agencies contained in the FCRA and applicable regulations. Willful violations of the FCRA can result in statutory and punitive damages. A FACT Act regulation, the Risk-Based Pricing Rule, requires creditors to give risk-based pricing notices to certain consumers whose credit score precluded them from getting the best terms for credit or alternatively to provide a credit score disclosure notice to all credit applicants.

State Laws and Regulations

     The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, Vermont requires consumers to “opt-in” to allow affiliate information sharing. Almost all states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as disclosures, permissible fees, consumer protection and unfair and deceptive trade practices. Recently, certain states have passed laws requiring specific security protections for maintaining or transmitting the personal information of state residents.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

     In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act (the “E-SIGN Act”), a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act (UETA), a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. The Revised Uniform Commercial Code Section 9-105 (UCC 9-105) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting (eContracting) product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to this effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

Internet Regulation

     We are subject to federal, state and local laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy, restrictions on email and wireless device communications, data security requirements across various electronic media, taxation, access charges and so-called “net neutrality,” liability for third-party activities such as unauthorized database access, and jurisdiction. The FTC has expressed its desire for regulation of Internet tracking mechanisms such as “cookies” or “web bugs.” Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

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

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. In March 2011, the earthquake and subsequent tsunami in Japan resulted in supply disruptions of both parts and Japanese imports, which caused  a notable slowdown in the new car seasonally adjusted annual rate in the second quarter and part of the third quarter. The supply disruption recovered during the fourth quarter and the seasonally adjusted annual sales rate exceeded the market levels prior to these events. The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased in 2011 and 2010 over 2009, overall sales remain low as compared to historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors, filed and then emerged from bankruptcy. This has had a significant impact on their franchised dealers both in terms of dealer closings and the financial viability of their remaining dealers. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

The economic downturn resulted in automotive dealer consolidation and the number of franchised automotive dealers declined significantly in 2009 and 2010. Based on data from the National Automobile Dealers Association, the number of franchised dealers declined, by approximately 2,300, or 11%, in 2009 and 2010. A reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products.

Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could result in impairments to the carrying value of our goodwill, deferred tax assets and other long-lived assets. Additionally, we may be required to impair some of our goodwill or long-lived assets if these conditions worsen for a period of time.

Employees

     As of December 31, 2011, we had approximately 1,900 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

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

     Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by further reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of lender or automotive dealer customers that subscribe to our products and services or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could continue to adversely affect our lender and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. While new car sales increased in 2011, they remain below historical levels. Additionally, a certain number of our lender customers are dependent on continued access to the capital markets, in order to fund their lending activities. These negative trends may result in our lenders further reducing the number of automobile dealers that they service or the number of contracts that they purchase which could result in a reduction in the number of credit applications that are processed through our network. Additionally, due to the economic downturn, there has been automotive dealer consolidation and the number of franchised automotive dealers declined in 2009 and 2010. These declines have stabilized in 2011 as there has been no significant change in dealers during the year. To the extent that these dealers have subscription products, the consolidation will result in cancellation of those products. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debt.

Any such reductions in transactions or subscriptions or an increase in our bad debt could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to continue to compete effectively in our industry.

     Competition in the automotive retail technology industry is intense. The automotive retail technology industry is highly fragmented and is served by a variety of entities, including DMS providers, web-based automotive finance credit application processors, the proprietary credit application processing systems of the lender affiliates of automobile manufacturers, automotive retail sales desking providers and vehicle configuration providers. DealerTrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for DMS, menu-selling products and services, compliance products, electronic registration solutions, and inventory management. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

We may face increased competition.

     ADP, Inc. and Reynolds and Reynolds, the two largest providers of DMS systems, have formed Open Dealer Exchange as a joint venture to compete in online credit application processing and routing. ADP and Reynolds and Reynolds are also the owners of CVR, a joint venture that competes in the electronic registration solution space. Open Dealer Exchange plans to leverage its owners’ penetration of the DMS space to better integrate the loan origination process into the dealer's transactional, point-of-sale system, thereby giving them a competitive advantage. Additionally, our network of lenders does not include the captive lenders affiliated with Ford Motor Company or Toyota Motor Corporation, two of the owners of RouteOne. This gives RouteOne the ability to offer its dealers access to captive or other lenders that are not in our network. A significant number of independent lenders, including many of the independent lenders in our network, are participating on the RouteOne credit application processing and routing portal. If either Open Dealer Exchange and/or RouteOne increases the number of independent lenders on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, and/or our dealer customers more integrated systems, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to Open Dealer Exchange or RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish.

     We believe that both Open Dealer Exchange and RouteOne have repeatedly approached certain of our largest lender customers seeking to have them join their credit application processing and routing portal. In addition, CU Direct Corporation, through its CUDL portal, has directly targeted credit unions, which comprise a large number of our lender customers, and Open Dealer Exchange has recently announced an integration agreement with CUDL. Finance Express and AppOne have targeted lenders that serve the independent dealer channel.

Some vendors of software products used by automotive dealers, including certain of our competitors, are designing their software and using financial or other incentives to make it more difficult for our customers to use our products and services.

     Currently, some software vendors, including some of our competitors, have designed their software systems in order to make it difficult to integrate with third-party products and services such as ours and others have announced their intention to do so. Some software vendors also use financial or other incentives to encourage their customers to purchase such vendors’ products and services. These obstacles make it more difficult for us to compete with these vendors and could have a material adverse effect on our business, prospects, financial condition and results of operations. While we have agreements in place with various third-party software providers to facilitate integration between their software and our network, we cannot assure you that each of these agreements will remain in place or that during the terms of these agreements these third parties will not increase the cost or level of difficulty in maintaining integration with their software. Additionally, we integrate certain of our solutions and services with other third parties’ software programs. These third parties may design or utilize their software in a manner that makes it more difficult for us to continue to integrate our solutions and services in the same manner, or at all. These developments could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our systems and network may be subject to security breaches, interruptions, failures and/or other errors or may be harmed by other events beyond our control.

Our systems may be subject to security breaches.

     Our success depends on the confidence of dealers, lenders, the major credit reporting agencies and our other network participants in our ability to transmit confidential information securely over the Internet and operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information of consumers, over the Internet. Moreover, even if our security measures are adequate, concerns over the security of transactions conducted on the Internet and commercial online services, which may be heightened by any well-publicized compromise of security, may deter customers from using our products and services. If our security measures are breached and unauthorized access is obtained to confidential information, our network may be perceived as not being secure and our customers may curtail or stop using our network or other systems. Any failure by, or lack of confidence in, our secure online products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Despite our focus on Internet security, we may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications among our network participants. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms used by our products and services to protect data contained in our databases and the information being transferred.

     Although we generally limit warranties and liabilities relating to security in our customer contracts, third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of their customers. We may not have limited our warranties and liabilities sufficiently or have adequate insurance to cover these losses. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate the problems caused. Our security measures may not be sufficient to prevent security breaches, and failure to prevent security breaches could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our network and systems may be vulnerable to interruptions or failures.

     From time to time, we have experienced, and may experience in the future, network or system slowdowns and interruptions. These network and system slowdowns and interruptions may interfere with our ability to do business. Although we believe we have made the appropriate upgrades to our system, regularly back up data and take other measures to protect against data loss and system failures, there is still risk that we may lose critical data or experience network failures. Such failures or disruptions may result in lost revenue opportunities for our customers, which could result in litigation against us or a loss of customers. Additionally, we have service level agreements with certain of our customers that may result in penalties or trigger cancelation rights in the event of a network slowdown or interruption. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     Our computer systems and operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, power outages, telecommunications failures, terrorist attacks, network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage and other similar events beyond our control (each a “force majeure event”). The occurrence of a force majeure event at our facilities in the New York metropolitan area or at any third-party facility we utilize, such as our production center in Piscataway, New Jersey, or our disaster recovery center in Waltham, Massachusetts, could cause interruptions or delays in our business, loss of data or could render us unable to provide our products and services. In addition, the failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, bankruptcy, natural disaster or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any or all of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     We may not succeed in implementing a portion or all of our business strategy and, even if we do succeed, our strategy may not have the favorable impact on operations that we anticipate. Our success depends on our ability to leverage our distribution channel and value proposition for dealers, lenders, OEMs, and other service and information providers; offer a broad array of solutions; provide convenient, high-quality products and services; maintain our technological position; and implement other elements of our business strategy.

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

     Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating lender customers;

•	the timing, size and nature of our subscriptions and any cancellations thereof;

•	product and price competition regarding our products and services and those of our participating lenders;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	foreign currency fluctuations, particularly the U.S. dollar vs. the Canadian dollar;

•	the timing of acquisitions or divestitures of businesses, products and services;

•	automobile manufacturers or their captive lenders offering special incentive programs such as discount pricing or low cost financing;

•	the seasonality of car sales;

•	unpredictable sales cycles;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

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

     We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients, and to us as a service provider, which certain regulations obligate our clients to monitor. These include the GLB Act and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act and applicable FCC telemarketing rules, and the Federal Trade Commission’s Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule, as well as the FCRA. If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws or regulations, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the transfer of “control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

New legislation or changes in existing legislation may adversely affect our business.

     Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments, administrative agencies such as the Federal Communications Commission, and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, government restrictions on Internet content or anti-“net neutrality” legislation could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

We utilize certain key technologies and data from, and integrate our network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with our products or services.

      Our proprietary software is designed to work in conjunction with certain hardware, software and data from third-parties, including Microsoft, IBM, Oracle, SAP and eOriginal. Any significant interruption in the supply or maintenance of such third-party hardware, software and data could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products and services. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality or data provided by the third-party vendors currently incorporated into our products or services in the event that such technologies or data becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business operations may be disrupted if our Enterprise Resource Planning (ERP) system implementation is not successful.

      We are in the process of converting our various business information systems to a single SAP ERP. We have committed significant resources to this conversion and it will be phased in over multiple years. The conversion process is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated. We are using a controlled project plan that we believe will provide an adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, we may be limited in our ability to integrate any business that we may want to acquire. Failure to properly or adequately address these issues could result in significant costs or impact our ability to perform necessary business operations which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     We own the Internet domain names “dealertrack.com,” “dealertrack.ca” and certain other domain names. The regulation of domain names in the United States and foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our domain names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting intellectual property rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights.

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

     Since 2001, we have acquired numerous businesses, including, most recently, our acquisition of DealerTrack Processing Solutions on January 31, 2011 and eCarList on July 1, 2011. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks to these transactions include the following:

•	integration and restructuring costs, both one-time and ongoing;

•	developing and maintaining sufficient controls, policies and procedures;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational and financial systems to meet the needs of our business;

•	losing key employees, customers and vendors;

•	failing to achieve anticipated synergies, including with respect to complementary products or services; and

•	unanticipated and unknown liabilities.

     If we are not successful in completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. In addition, we could use substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions. If we do not achieve the anticipated benefits of our acquisitions as rapidly to the extent anticipated by our management and financial or industry analysts, others may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

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

     Our company has grown significantly in size and scope in recent years, and our management remains concentrated in a small number of key employees. Our future success depends to a meaningful extent on our executive officers and other key employees, including members of our direct sales force and technology staff, such as our software developers and other senior technical personnel. We rely primarily on our direct sales force to sell subscription products and services to automotive dealers. We may need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. Additionally, we utilize outsourcing vendors, both on-shore and offshore, to supplement our technical personnel and reduce our costs. The loss of the services of any individual or group of individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:

•	acquiring businesses, customers, technologies, products and services;

•	taking advantage of growth opportunities, including more rapid expansion;

•	making capital improvements to increase our capacity;

•	developing new services or products; and

•	responding to competitive pressures.

     Any additional capital raised through the sale of equity, or convertible debt securities, may dilute our stockholders’ respective ownership percentages in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan. In addition, we may issue securities, including debt securities that may have rights, preferences and privileges senior to our common stock.

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

     Our fifth amended and restated certificate of incorporation and our amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;

•	only our board of directors may call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	our stockholders have only limited rights to amend our by-laws; and

•	we require advance notice for stockholder proposals and director nominations.

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

If our intangible assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under accounting principles generally accepted in the United States, we review our intangible assets and goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. We will continue to monitor and evaluate the carrying value of our goodwill. In the event we had to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

If our investments become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under accounting principles generally accepted in the United States, we review our cost and equity investments when events or changes in circumstances indicate the carrying value of our investments may not be fully recoverable. The carrying value of our investments may not be recoverable due to factors such any adverse business conditions or decline in value of the companies in which we hold an investment.

The price of our common stock may be volatile, particularly given the volatility in domestic and international stock markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

     Our corporate headquarters are located in Lake Success, New York, where we lease approximately 75,000 square feet of office space. Our principal offices are located in Sacramento, California; Groton, Connecticut; Portland, Oregon; Wilmington, Ohio; Mississauga, Ontario; Dallas, Texas; Memphis, Tennessee; Irvine, California; and South Jordan, Utah. We lease all of the office space for our principle offices.

     We believe our existing facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which are expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described under Note 13 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K under the heading “Legal Proceedings” and incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     As of January 31, 2012, there were 30 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2011 and 2010, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$28.46	$14.01
Third Quarter	$24.65	$15.37
Second Quarter	$26.80	$20.61
First Quarter	$22.96	$19.11
Year Ended December 31, 2010
Fourth Quarter	$21.27	$16.47
Third Quarter	$17.94	$14.40
Second Quarter	$18.63	$15.03
First Quarter	$19.99	$13.33

Dividend Policy

     We have not paid any cash dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Repurchases

     From time to time, in connection with the vesting of restricted common stock under our incentive award plans, we may receive shares of our common stock from certain restricted common stockholders in consideration of the tax withholdings due upon the vesting of restricted common stock.

     The following table sets forth the repurchases for the three months ended December 31, 2011:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2011	—	$—	n/a	n/a
November 2011	1,706	$21.87	n/a	n/a
December 2011	—	$—	n/a	n/a

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2009, 2008 and 2007 and for each of the two years in the period ended December 31, 2008 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

     We completed multiple acquisitions, as well as the divestiture of ALG, Inc. (ALG) during the periods presented below. The operating results of the acquired businesses have been included in our historical results of operations from the respective acquisition dates. The operating results of our disposed business is included in our historical results of operations through the disposal date. These acquisitions and the disposal have significantly affected our revenue, results of operations and financial condition. Accordingly, the results of operations for the periods presented may not be comparable due to these acquisitions and disposal.

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report on Form 10-K and “Financial Statements and Supplementary Data” in Part II, Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and share amounts)
Consolidated Statements of Operations Data:
Net revenue	$353,294	$243,826	$225,626	$242,706	$233,845
Income (loss) from operations	$14,238	$655	$(10,950)	$7,052	$27,531
Income (loss) before benefit from (provision for) income taxes	$62,732	$2,764	$(7,853)	$5,697	$32,786
Net (loss) income	$65,135	$(27,833)	$(4,334)	$1,736	$19,752
Basic net (loss) income per share applicable to common stockholders (1)	$1.58	$(0.69)	$(0.11)	$0.04	$0.49
Diluted net (loss) income per share applicable to common stockholders (1)	$1.53	$(0.69)	$(0.11)	$0.04	$0.47
Weighted average common stock outstanding (basic)	41,269,767	40,322,939	39,524,544	40,461,896	39,351,138
Weighted average common stock outstanding (diluted)	42,526,623	40,322,939	39,524,544	41,538,379	40,886,482

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term and long-term investments, excluding investment in TrueCar	$78,755	$195,307	$202,964	$203,198	$220,144
Working capital (2)	$94,518	$200,942	$191,894	$197,797	$222,810
Total assets	$660,353	$458,963	$472,327	$437,215	$482,926
Capital lease obligations (short and long-term), due to acquirees (short and long-term), deferred revenue (short and long-term) and other long-term liabilities	$31,081	$11,572	$13,398	$17,272	$15,888
Retained earnings (accumulated deficit)	$53,226	$(11,909)	$15,924	$20,258	$18,522
Total stockholders’ equity	$494,756	$408,917	$420,886	$396,220	$438,362
_____________________________

(1)	Earnings per share data for the years ended December 31, 2008 and 2007 had been retroactively adjusted to conform to the provisions of Accounting Standards Codification (ASC) Topic 260, Earnings Per Share, which did not have a significant impact on our historical earnings per share calculation.

(2)	Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto. In addition, you should read the sections entitled “Cautionary Statements Relating to Forward-Looking Statements” and “Risk Factors” in Part 1, Item 1 and Item 1A, respectively, in this Annual Report on Form 10-K.

Overview

      DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application network in the United States and Canada. DealerTrack's Dealer Management System (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solutions offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings — designed to accelerate used-vehicle turn rates and increase dealer profits.  DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including DealerTrack AAX, Inc., DealerTrack Aftermarket Services, Inc., DealerTrack Canada, Inc., DealerTrack Digital Services, Inc., DealerTrack, Inc., DealerTrack Processing Solutions, Inc., FDI Computer Consulting, Inc., General Systems Solutions, Inc., and DealerTrack Systems, Inc.

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

We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our consolidated statement of operations, as the depreciation and amortization expenses associated with acquired assets can be substantial in the first several years following each acquisition. As a result, we monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

     The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are GAAP net income (loss), adjusted EBITDA, adjusted net income, capital expenditure data and transactions processed):

	Year Ended December 31,
	2011	2010	2009

GAAP net income (loss)	$65,135	$(27,833)	$(4,334)

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA – previous presentation (non-GAAP) (1)	$74,409	$42,070	$34,438
Adjusted EBITDA (non-GAAP) (1)	$85,904	$53,303	$47,542
Adjusted net income (non-GAAP) (1)	$43,443	$21,943	$19,967

Capital expenditures, software and website development costs	$32,236	$30,938	$21,336
Active dealers in our network as of end of the year (2)	17,543	16,829	16,690
Active lenders in our network as of end of year (3)	1,120	970	823
Active lender to dealer relationships as of end of the year (4)	151,126	137,058	118,209
Subscribing dealers in our network as of end of the year (5)	16,003	13,996	13,852
Transactions processed (6)	74,450	49,373	51,402
Average transaction price (7)	$2.53	$2.10	$1.84
Average monthly subscription revenue per subscribing dealership (8)	$813	$749	$676

(1)

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, and professional service fees), realized gains or (losses) on sales of securities, gains or losses on sales of subsidiaries, and certain other non-recurring items.

In response to requests, and in consideration of comparable peer companies, stock-based compensation expense is now excluded from the calculation of the Adjusted EBITDA non-GAAP measure. This reduces the comparability with prior periods. This non-cash expense was included in the previous presentation.

Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and may also exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, and professional service fees), realized gains or (losses) on sales of securities, gains or losses on sales of subsidiaries, adjustments to deferred tax asset valuation allowances and certain other non-recurring items. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact.

Adjusted EBITDA and adjusted net income are presented because management believes that they provide additional information with respect to the performance of our fundamental business activities and are also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on adjusted EBITDA and adjusted net income as primary measures to review and assess the operating performance of our company and management team in connection with our executive compensation plan incentive payments.

 Adjusted EBITDA and adjusted net income have limitations as an analytical tool and you should not consider them in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA and adjusted net income do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it from adjusted EBITDA and adjusted net income when evaluating our ongoing performance for a particular period;

•	Adjusted EBITDA and adjusted net income do not reflect the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies may calculate adjusted EBITDA and adjusted net income differently than we do, limiting its usefulness as a comparative measure.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2011	2010	2009
GAAP net income (loss)	$65,135	$(27,833)	$(4,334)
Interest income	(331)	(525)	(1,081)
Interest expense	927	175	221
(Benefit from) provision for income taxes, net	(2,403)	30,597	(3,519)
Depreciation of property and equipment and amortization of capitalized software and website costs	20,961	17,329	14,719
Amortization of acquired identifiable intangibles	29,727	19,424	20,341
EBITDA (non-GAAP)	114,016	39,167	26,347
Adjustments:
Gain on sale of subsidiary	(47,321)	—	—
Acquisition-related professional fees	4,721	1,905	2,407
Contra-revenue (9)	4,248	1,580	—
Integration and other related costs (including amounts related to stock-based compensation)	1,223	—	—
Change in fair value of warrant	(1,000)	—	—
Realized gain on sale of securities	(409)	(582)	(1,393)
Acquisition-related contingent consideration changes and compensation expense (11)	(1,069)	—	1,000
Restructuring costs (including amounts related to stock-based compensation)	—	—	6,686
Reversal of pre-acquisition accrued contingency	—	—	(609)
Adjusted EBITDA – previous presentation (non-GAAP)	74,409	42,070	34,438
Stock-based compensation (excluding amounts included in restructuring costs and integration and other related costs)	11,495	11,233	13,104
Adjusted EBITDA (non-GAAP)	$85,904	$53,303	$47,542

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2011	2010	2009
GAAP net income (loss)	$65,135	$(27,833)	$(4,334)
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (10)	(21,912)	28,406	—
Disposed deferred tax liabilities (non-taxable)	(3,221)	—	—
Amortization of acquired identifiable intangibles	29,727	19,424	20,341
Stock-based compensation (excluding amounts included in restructuring costs and integration and other related costs)	11,495	11,233	13,104
Gain on sale of subsidiary	(47,321)	—	—
Acquisition-related and other professional fees	4,721	1,905	2,407
Contra-revenue (9)	4,248	1,580	—
Integration and other related costs (including amounts related to stock-based compensation)	1,223	—	—
Change in fair value of warrant	(1,000)	—	—
Realized gain on sale of securities (non-taxable)	(409)	(582)	(1,393)
Acquisition-related contingent consideration changes and compensation expense (11)	(1,069)	—	1,000
Amended state tax returns impact (non-taxable)	(239)	101	(1,070)
Restructuring costs (including amounts related to stock-based compensation)	—	—	6,686
Reversal of pre-acquisition accrued contingency (non-taxable)	—	—	(609)
Tax impact of adjustments (12)	2,065	(12,291)	(16,165)

Adjusted net income (non-GAAP)	$43,443	$21,943	$19,967
___________________________________

(2)	We consider a dealer to be active in our network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. DealerTrack network.

(3)	We consider a lender to be active in our network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships with one or more active subscriptions on the DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents subscription services revenue divided by average subscribing dealers for a given period in the DealerTrack and DealerTrack Canada networks. Revenue used in the calculation adds back (excludes) subscription related contra-revenue.

(9)	For further information, please refer to Note 13 and Note 16 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(10)	At December 31, 2010, management determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the fourth quarter of 2010.

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

As a result of the sale of ALG on October 1, 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we evaluated the need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011.  We determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes is considered more likely than not, primarily due to taxable income in the federal carry back period, anticipated sufficient taxable income and cumulative U.S. book income earned in recent years.  During the three months ended December 31, 2011, we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets that had been established during the three months ended December 31, 2010.

For further information please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(11)	The acquisition-related contingent consideration changes include the change in fair value of the contingent consideration from the eCarList acquisition of $2.0 million.

(12)	The tax impact of adjustments for the year ended December 31, 2011, are based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.2% and 37.0%, respectively. The tax impact of adjustments for the year ended December 31, 2010, are based on a U.S. effective tax rate of 36.9% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 35.4% and 36.7%, respectively. The tax impact of adjustments for the year ended December 31, 2009, are based on a U.S. effective tax rate of 37.8% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.0% and 37.8%, respectively.

Revenue

       Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. We also earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any portfolio residual value analyses we perform for them. In addition, we earn transaction service revenue from lender customers for collateral management transactions.

        We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers and credit report providers, for each fee-bearing product accessed by dealers. This includes transaction revenue for completion of on-line registrations with department of motor vehicles, completion of inventory appraisals, and accessing of credit reports.

        Subscription Services Revenue. Subscription services revenue consists of revenue earned from our dealer and other customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically.

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned from our inventory management solution. Other revenue is recognized when the service is rendered.

See “Critical Accounting Policies and Estimates” for further discussion of revenue recognition.

Operating Expenses

      Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due on the number of transactions processed, direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, compensation and related benefits, and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions, and advertising expenses associated with our search and media product offerings.

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

Our acquisitions have been recorded under the acquisition method of accounting, pursuant to which the total purchase price is allocated to the net assets acquired based upon estimates of the fair value of those net assets. Any excess purchase price is allocated to goodwill. Amortization expense relating to definite-lived intangible assets is recorded as a cost of revenue.

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, for a purchase price of approximately $125.5 million in cash, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business, and further strengthen our relationship with lenders and automobile dealers. For further information, please refer to Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On July 1, 2011, we acquired substantially all of the assets of eCarList for an initial purchase price of $36.4 million, reflecting the final working capital and other customary adjustments. eCarList provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarList’s solutions and services are now a part of DealerTrack Inventory solutions, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will expand our subscription business and further strengthen our relationships with automobile dealers. For further information, please refer to Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.

Transaction Revenue

Lender Transaction Services Revenue

Lender transaction services revenue consists of transaction revenue earned from our lender customers for (1) each electronic receipt of credit application or contract data that dealers submit to them through the DealerTrack credit application network; (2) for each financing contract executed via our electronic contracting and digital contract processing solution; (3) for collateral management transactions, and (4) for any data services performed.

Credit Application Transaction Revenue

Our web-based credit application network facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or multiple lenders. Credit application revenue consists of revenue earned on a per transaction basis and set-up fees charged to lenders for establishing connections. Transaction revenue is earned upon the electronic receipt of the credit application data and set-up fees are recognized ratably over the expected customer relationship period of four years.

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and provide contracts electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contracts from dealers, digitizes the contract and submits them in electronic format to the lender. Electronic and digital contracting revenue is recognized on a per transaction basis after services have been rendered.

Collateral Management Services Transaction Revenue

Our collateral management solution provides vehicle title and administration services for our customers, which are comprised mainly of lenders, financial institutions, and credit unions. The solution facilitates communication between our customers and the state department of motor vehicles by providing a solution for our customers to monitor title perfection and expedite the processing of liens with the state department of motor vehicles. We offer both paper-based and electronic-based title services depending on state requirements. Customer contracts for title services are principally comprised of two elements: (1) title perfection confirmation and (2) title administration.

For paper-based titles, title perfection confirmation occurs upon the receipt of title and lien documentation supporting title perfection from the department of motor vehicles. For electronic-based titles, title perfection confirmation is achieved upon electronic acknowledgement that department of motor vehicles’ records reflect the customer as the lien holder.

For paper-based titles, title administration services require us to physically hold, store and manually release the title. For electronic-based titles, title administration services require data storage. The release of the electronic title can be accomplished by the lien holder and does not require manual action by us.

Deliverables for paper and electronic title management arrangements are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) delivery of the undelivered element(s) is probable and substantially in our control, and (iii) relative selling price is determined.

Based on the above criteria, paper and electronic-based collateral management service revenue are separated into two units of accounting. We recognize a portion of the paper-based transaction fee upon receipt of title and lien documentation supporting title perfection from the department of motor vehicles. For electronic-based titles, we recognize a portion of the fee upon electronic acknowledgement that the department of motor vehicles’ records reflect the customer as the lien holder. For paper-based title services, amounts allocated to each unit of accounting are based upon vendor-specific objective evidence.  For electronic-based title services, amounts allocated to each unit of accounting are based upon estimated selling price, which is based upon the relative selling price of our paper-based title services when sold separately.

For customers in which we bill the entire transaction fee in advance, the title administration portion of the fee for both paper and electronic-based titles is deferred and recognized over the title administration period, which is estimated at 39 months. This estimate is based upon a historical analysis of the average time period between the date of financing and the date of pay-off.

Collateral management services revenue also includes revenue earned from converting a new lender’s title portfolio to our collateral management solution, which may include other ancillary services. Amounts earned from converting a new lender’s portfolio are recognized over the lender’s estimated portfolio loan life which varies depending on the lender. Amounts earned from other ancillary services are recognized on a per transaction basis after services have been rendered.

Data Services Transaction Revenue

Data service solutions are designed to help lenders analyze investment risk through detailed study of return rates and historic market trends. Whether a lender portfolio consists of leases, loans, or both, our data service products will analyze lenders automotive investments for maximum return. Data services revenue is recognized on a per record basis after services have been rendered.

Dealer and Other Service Provider Transaction Services Revenue

Registration Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau automotive vehicle registration services to customers. Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

Aftermarket Transaction Revenue

The DealerTrack Aftermarket Network streamlines and integrates the entire aftermarket sales and submission process. Aftermarket solution providers connected to the DealerTrack Aftermarket Network enable their dealers to have free access to real-time information needed to make aftermarket sales decisions. Aftermarket services revenue is recognized on a per transaction basis after services have been rendered.

Credit Bureau Transaction Revenue

Our credit bureau service provides our dealer customers the ability to access credit reports from several reporting agencies or resellers online. We offer these credit reports on both a reseller and agency basis. We recognize credit bureau revenue on a per transaction basis after services have been rendered. Credit bureau revenue is recognized from all but one credit bureau provider on a net basis due to the fact that we are not considered the primary obligor, and recognized on a gross basis from one provider as we have risk of loss and are considered the primary obligor in the transaction.

Other Transaction Revenue

Other transaction revenue includes revenue from appraisal solutions that provide dealers the ability to complete real-time vehicle appraisals as well as revenue from compliance solutions. This transaction revenue is recognized on a per transaction basis after services have been rendered.

Subscription Revenue

Subscription services revenue consists of revenue earned from primarily our dealers and other customers (typically on a monthly basis) for use of our subscription or licensed-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, manage, merchandise, and advertise their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

Other Revenue

Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned from our Inventory solutions. Other revenue is recognized when the service is rendered.

Our revenue is presented net of a provision for sales credits, which is estimated based on historical results, and established in the period in which services are provided.

Customer Funds

Under contractual arrangements, our registration and titling services solution collects funds from our customers and remits such amounts to the various state departments of motor vehicle registries (registries). Customer funds receivable primarily represents transactions processed by our customers for which we have not collected our fees or the fees payable to the various registries. In addition, payments made to the various registries in advance of receipt from the customer, are recorded as customer funds receivable. Customer funds payable primarily includes transactions processed by our customers for which we have not remitted the fees to the various registries. Customer funds are maintained in separate bank accounts and are segregated from our operating cash.

Allowance for Doubtful Accounts

  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balances outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

Software and Website Development Costs and Amortization

     We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $37.3 million and $29.9 million as of December 31, 2011 and 2010, respectively. Amortization expense totaled $12.3 million, $9.7 million and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill, Intangibles and Long-lived Assets

     We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for potential goodwill impairment by comparing the fair value of our one reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the second step is to calculate and record an impairment loss to the extent that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill.

     Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2011 and 2010 did not indicate any impairment of our goodwill. As of October 1, 2011, our market capitalization was approximately $602 million compared to our book value, including goodwill, of approximately $502 million. As of October 1, 2010, our market capitalization was approximately $689 million compared to our book value, including goodwill, of approximately $430 million.

     We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Intangible asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation.

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

Income Taxes

     We account for income taxes in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to cumulative U.S. book losses in 2010 and recent years and uncertainty as to the extent and timing of profitability in future years, management recorded a full valuation allowance on our U.S. net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, in Q4 2010.

     As a result of acquisition and disposal activity in the year ended December 31, 2011, and our three year cumulative book income position, we reversed the valuation allowance on our U.S. net deferred tax assets.

     The total liability for the uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of December 31, 2011 and December 31, 2010, was $0.8 million and $1.0 million, respectively.

     Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2011 and December 31, 2010, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million.

For further information please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	$4,941	$5,732	$10,535
Restricted common stock	321	1,670	4,599
Restricted stock units	5,293	3,354	1,855
Performance stock units	1,057	477	—

Total stock-based compensation expense	$11,612	$11,233	$16,989

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is presented below:

	Unamortized Stock-Based Compensation Expense (in thousands)	Weighted Average Remaining Amortization Period (in years)
Stock options	$8,955	2.71
Restricted stock units	$11,525	2.61
Performance stock units	$2,099	1.59

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of awards that will be forfeited prior to the completion of the vesting requirements. We use the Black-Scholes and binomial lattice-based valuation pricing models to value our stock-based awards.

Expected Life

Due to our limited public company history, the expected life for stock-based awards granted before December 31, 2007 was determined based on the “simplified” method under the provisions of ASC Topic 718-10, Compensation – Stock Compensation. Beginning with options granted in 2008 the expected life was determined based upon the experience of similar entities whose shares are publicly-traded, with the exception of options which were granted under the Stock Option Exchange Program (SOEP).

The expected life under the SOEP was determined by means of Monte-Carlo simulations of future stock price based upon “in-the-money”, vesting schedule, contractual term, current life to date and applied an annual termination rate (after vesting) to the outstanding options in the simulation to reflect the probability of exercise behavior. For further information on the SOEP, please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Expected Stock Price Volatility

Due to our limited public company history, the expected volatility for stock-based awards granted before September 2009 was determined based on the expected volatility and of similar entities whose shares are publicly-traded. Beginning in September 2009, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly-traded.

Risk-Free Interest Rate and Dividend Yield

The risk-free interest rates used for all stock-based awards granted were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.

The expected dividend yield is not applicable to our stock-based awards granted as we have not paid any dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date, with the exception of options granted under the SOEP. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise. Exchanged options granted under the SOEP vested 25% six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options grant date each month thereafter.

Restricted Common Stock and Restricted Stock Unit Vesting Requirements

Restricted common stock and restricted stock units granted are generally subject to an annual cliff vest over four years (one year for directors) from the vesting commencement date, with the exception of performance stock unit awards.

Long Term Incentive Plan (LTIP)

The LTIP awards were earned upon the achievement of EBITDA and market-based targets for fiscal years 2007, 2008 and 2009 and the grantee’s continuous employment in active service until the final vest date, which is three years from the grant date.

Performance Stock Unit Vesting Requirements

The performance stock unit awards are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until the final vest date, which is three years from the grant date.

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

Fair Value Measurements

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date.

    A reconciliation of the beginning and ending balances of Level 3 investments as of December 31, 2010 and 2011 is as follows (in thousands):

Balance as of December 31, 2009	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (1)	(1,100)
Balance as of December 31, 2010	$2,704

Sale of tax-advantaged preferred stock (2)	(2,485)
Realized gain on securities included in the statement of operations (2)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)
Redemption of auction rate security (1)	(450)
Acquisition of warrant (3)	5,500
Change in fair value of warrant (3)	1,000

Balance as of December 31, 2011	$6,500

    A reconciliation of the beginning and ending balances of contingent consideration as of December 31, 2011 is as follows (in thousands):

Balance as of January 1, 2011	$—
Record contingent consideration at fair value (4)	(2,900)
Change in fair value of contingent consideration (4)	2,000

Balance as of December 31, 2011	$(900)

(1)	Level 3 short-term investments as of December 31, 2010 included an auction rate security invested in a tax-exempt state government obligation that was valued at par of $0.4 million, or 0.1% of our total assets. Our intent was not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. In October 2010, $1.1 million of this security was redeemed by the issuer at par. Due to continued failures in the marketplace auctions, we held the remaining $0.4 million auction rate security until the maturity date in September 2011, when it was redeemed by the issuer at par.
(2)	Level 3 long-term investments as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of our total assets. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.
(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant will be revalued each reporting period, with the resulting gains and losses from the change in fair value recorded in the statement of operations. The fair value of the warrant as of October 1, 2011 was estimated to be $5.5 million using a Black-Scholes option pricing model. We estimated that the fair value of the warrant at December 31, 2011 to be $6.5 million using this same model. We recorded a gain of $1.0 million for the quarter ended December 31, 2011 as a result of the increase in the fair value of the warrant from October 1, 2011.
(4)	In connection with our July 1, 2011 acquisition of eCarList, a portion of the purchase price included contingent consideration payable in 2012 and 2013 based upon the achievement of certain revenue targets for 2011 and 2012. The fair value of the contingent consideration is determined based upon various probability-weighted revenue forecasts for the underlying periods. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains and losses recorded as the change in the statement of operations. The fair value of the contingent consideration as of July 1, 2011 was estimated at $2.9 million. We estimated the fair value of the contingent consideration as of December 31, 2011 to be $0.9 million using a similar methodology. No amounts were earned based upon 2011 revenue. We recorded income of $2.0 million for the quarter ended December 31, 2011 as a result of the decrease in the contingent consideration. Any consideration based upon 2012 revenue would be paid in the first quarter of 2013.

Results of Operations

     The following table sets forth the selected consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(in thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$353,294	100.0%	$243,826	100.0%	$225,626	100.0%

Operating expenses:
Cost of revenue (1)	198,446	56.2	128,468	52.7	116,926	51.8
Product development	14,741	4.2	13,386	5.5	13,994	6.2
Selling, general and administrative (1)	125,869	35.6	101,317	41.5	105,656	46.9

Total operating expenses	339,056	96.0	243,171	99.7	236,576	104.9

Income (loss) from operations	14,238	4.0	655	0.3	(10,950)	(4.9)
Interest income	331	0.1	525	0.2	1,081	0.5
Interest expense	(927)	(0.3)	(175)	(0.1)	(221)	(0.1)
Other income, net	1,360	0.4	1,177	0.5	844	0.4
Gain on sale of subsidiary	47,321	13.5	—	—	—	—
Realized gain on securities	409	0.1	582	0.2	1,393	0.6

Income (loss) before benefit from (provision for) income taxes	62,732	17.8	2,764	1.1	(7,853)	(3.5)
Benefit from (provision for) income taxes, net	2,403	0.6	(30,597)	(12.5)	3,519	1.6

Net income (loss)	$65,135	18.4%	$(27,833)	(11.4)%	$(4,334)	(1.9)%

(1) We have reclassed approximately $4.4 million for the twelve months ended December 31, 2010 and $3.1 million for the twelve months ended December 31, 2009 of salary and benefit costs from selling, general and administrative to cost of revenue.

Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
Transaction services revenue	$184,892	$102,000	$82,892	81%
Subscription services revenue	146,621	123,547	23,074	19%
Other	21,781	18,279	3,502	19%

Total net revenue	$353,294	$243,826	$109,468	45%

     Total net revenue increased $109.5 million, or 45%, to $353.3 million for the year ended December 31, 2011 from $243.8 million for the year ended December 31, 2010.

      Transaction Services Revenue. The increase in transaction services revenue is primarily due to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $56.8 million, or 69%, of the increase in transaction revenue. In addition, improving credit availability through our U.S. credit application processing network, an increase in automobile sales and the addition of Ally to our U.S. network contributed to the increase in transaction services revenue. As seen in the table below, these and other industry trends had a positive impact on our key business metrics for the year ended December 31, 2011 as compared to the same period in 2010.

	Year Ended December 31,		Variance
	2011	2010	Amount	Percent
Average transaction price (excluding impact of contra-revenue)	$2.53	$2.10	$0.43	21%
Active lenders in our network as of end of year	1,120	970	150	16%
Active lender to dealer relationships as of end of the year	151,126	137,058	14,068	10%
Transactions processed (in thousands, except percentages)	74,450	49,373	25,077	51%

The increase in the average transaction price and the total number of transactions processed resulted in increases in revenue of $32.2 million and $52.7 million, respectively. These increases were partially offset by an increase in contra-revenue of $2.1 million primarily related to transaction revenue earned from our strategic relationship with Ally and through the use of service credits related to the AAX acquisition. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of DealerTrack Processing Solutions (whose transactions are generally at a higher average price than our historical transactions) which added additional volume, a 16% increase in lender customers active in our U.S. DealerTrack network (new lender customers are generally lower transaction volume customers with a higher price per transaction compared to average transaction prices) and a 10% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use, and was improved, in part, by our strategic relationship with Ally.

Subscription Services Revenue. The increase in subscription services revenue is a result of continued success in selling our existing subscription solutions and the acquisition of eCarList on July 1, 2011, which contributed $6.5 million, or 28%, to the increase in subscription revenue. The increase was offset by the sale of ALG on October 1, 2011. ALG subscription services revenue for the fourth quarter of 2010 amounted to $0.9 million. In addition, the increase in subscription revenue was also due to the following improvements in our key business metrics for the year ended December 31, 2011, as compared to the same period in 2010.

	Year Ended December 31,		Variance
	2011	2010	Amount	Percent
Average monthly subscription revenue per subscribing dealership (excluding impact of contra-revenue)	$813	$749	$64	9%
Subscribing dealers in our network as of end of the year	16,003	13,996	2,007	14%

The increase in average monthly spend per subscribing dealer contributed $11.6 million to subscription services revenue and the increase in average number of subscribing dealers in our network contributed $12.0 million to subscription services revenue; these increases were partially offset by $0.5 million in contra-revenue resulting from the use of service credits associated with the AAX acquisition. The increase in average monthly spend per subscribing dealer is primarily due to the acquisition of eCarList on July 1, 2011 and to the continued success of selling DMS, inventory and compliance solutions, including our ability to cross sell those solutions to existing customers. For comparative purposes, the average monthly spend per subscribing dealer excluding historic ALG subscription revenue would have been $797 and $730 for 2011 and 2010, respectively.

Other Revenue. The increase in other revenue was primarily due to an increase in installation, training and hardware revenue from our DMS business.

Operating Expenses

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
Cost of revenue	$198,446	$128,468	$69,978	55%
Product development	14,741	13,386	1,355	10%
Selling, general and administrative	125,869	101,317	24,552	24%

Total operating expenses	$339,056	$243,171	$95,885	39%

     We have reclassed approximately $4.4 million for the twelve months ended December 31, 2010 of salary and benefit costs from selling, general and administrative to cost of revenue.

Cost of Revenue. The increase in cost of revenue was primarily the result of increases of $18.7 million in intangible amortization related to intangibles recorded from 2011 acquisition activity (primarily DealerTrack Processing Solutions and eCarList), $11.8 million in costs related to DealerTrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with processing transactions, $5.6 million in technology expense, which includes hosting expenses, technology support and other consulting expenses, $4.0 million in software amortization and depreciation charges, $3.2 million primarily related to temporary labor as a result of the growing volume of eDocs transactions, $2.9 million in occupancy and telecommunications costs primarily due to the acquisition of DealerTrack Processing Solutions, $1.4 million in costs related to eCarList, which primarily includes advertising expenses associated with their product offerings, $1.3 million in increased maintenance and installation costs associated with our DMS solution, and $1.0 million in increased costs associated with our Canadian operations as a result of expanding our product offerings in Canada. Additionally, there were increases of $22.2 million in salary compensation and $3.8 million in bonus compensation and related benefit costs primarily due to the acquisition of DealerTrack Processing Solutions, team member additions, and an increase in payroll and other taxes. These increases were partially offset by a decrease in intangible amortization expense of $7.8 million primarily due to intangible assets becoming fully amortized during the year ended December 31, 2011.

Product Development Expenses. The increase in product development expenses was primarily the result of increased salary and related benefit costs primarily due to team member additions and increased bonus compensation, in addition to such costs resulting from the acquisition of DealerTrack Processing Solutions.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily the result of an increase of $10.1 million in salary compensation and related benefit costs, primarily due to the acquisition of Dealertrack Processing Solutions, and an increase of $5.3 million in bonus compensation. Additionally, there were increases of $2.8 million in deal related costs due to the acquisitions of DealerTrack Processing Solutions and eCarList, the sale of ALG in 2011, and the contribution of Chrome occurring on January 1, 2012, $1.2 million in bad debt expense, $1.2 million in recruiting and relocation costs, $0.9 million in training expenses, $0.9 million in office and computer related supplies and materials resulting from team member additions, $0.9 million in selling and travel expenses, and $0.5 million in occupancy and telecommunications costs. These increases were partially offset by the $2.0 million decrease in the eCarList contingent consideration liability and a decrease of $0.3 million in depreciation charges.

Interest Income

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Interest income	$331	$525	$(194)	(37)%

     The decrease in interest income is primarily related to the use of cash for acquisitions (primarily DealerTrack Processing Solutions and eCarList) during the year ended December 31, 2011, which reduced our cash balances.

Interest Expense

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Interest expense	$(927)	$(175)	$(752)	430%

     The increase in interest expense is primarily due to the 0.4% commitment fee on the undrawn balance of the credit facility and amortization of deferred financing costs related to the credit facility, which were $0.7 million. In addition, there was $0.2 million of interest expense and debt discount amortization on the outstanding note payable related to eCarList.

Other Income, net

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Other income, net	$1,360	$1,177	$183	16%

During the year ended December 31, 2011, we recorded other income of $1.0 million relating to the increase in the fair value of our warrant in TrueCar and $0.4 million from non-recurring activities outside our ordinary operations. During the year ended December 31, 2010, we earned a $0.8 million of income resulting from non-recurring activities outside our ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business.

Gain on Sale of Subsidiary

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Gain on sale of subsidiary	$47,321	$-	$47,321	100%

     During the year ended December 31, 2011, we recorded a gain on the sale of ALG in the amount of $47.3 million.

Realized Gain on Securities

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Realized gain on securities	$409	$582	$(173)	30%

During the year ended December 31, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain in the statement of operations of approximately $0.4 million. During the year ended December 31, 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain in the statement of operations of approximately $0.6 million. For further information, please refer to Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Benefit from (Provision for) Income Taxes, net

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Benefit from (provision for) income taxes, net	$2,403	$(30,597)	$33,000	108%

The primary components of our $2.4 million tax benefit for the year ended December 31, 2011 consisted of $22.2 million of tax provision on our pre-tax results, offset by a favorable release of valuation allowance of $23.1 million, inclusive of state tax valuation allowance releases.  Our provision on pre-tax results includes $19.4 million for federal, $0.9 million for state (net of federal benefit) and $1.9 million for Canada.  The provision was also impacted by a benefit related to the completion of our 2010 U.S. tax return of $1.2 million, a net benefit on reversal of tax exposures and tax return filings of $0.2 million, and other items amounting to a $0.4 million aggregate benefit, including the reversal of contingent consideration.  These additional benefits were offset by the deferred tax liability impact related to the ALG disposal of $0.3 million. For the year ended December 31, 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense.

The net provision for income taxes for the year ended December 31, 2010 of $30.6 million consisted primarily of the recognition of a U.S. deferred tax valuation allowance of $28.4 million, $2.1 million of state income tax expense and $2.2 million of tax expense for our Canadian subsidiary, partially offset by $2.1 million of federal income tax benefit. The primary component of the federal income tax benefit of $2.1 million in 2010 is the result of tax loss carry backs. Included in tax expense for our Canadian subsidiary for the year ended December 31, 2010 was $0.7 million for a permanent item relating to intangible amortization. This amount had a 27.0% impact on the effective tax rate for the year ended December 31, 2010.

Our effective tax rate for the year ended December 31, 2011 was a benefit of 3.8% compared with an expense of 1,107.0% for the year ended December 31, 2010.

As of December 31, 2010, while we were forecasting sufficient U.S. book taxable income in future periods, we were in a three-year cumulative pretax book loss position in the United States. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded, during the fourth quarter of 2010, a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during the year ended December 31, 2010.

     As a result of the acquisition of DealerTrack Processing Solutions on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011.

     As a result of the sale of ALG on October 1, 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we evaluated the need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011. We determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes is considered more likely than not, primarily due to taxable income in the federal carry back period, anticipated sufficient taxable income and cumulative U.S. book income earned in recent years. During the three months ended December 31, 2011, we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets that had been established during the three months ended December 31, 2010.

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

      Transaction Services Revenue. The increase in transaction revenue was due to improving credit markets, an increase in automobile sales and the addition of Ally to our lender network. As seen in the table below, these industry trends had a positive impact on many of our key business metrics for the year ended December 31, 2010 as compared to the same period in 2009.

	Year Ended December 31,		Variance
	2010	2009	Amount	Percent
Average transaction price (excluding impact of contra-revenue)	$2.10	$1.84	$0.26	14%
Active lenders in our network as of end of year	970	823	147	18%
Active lender to dealer relationships as of end of the year	137,058	118,209	18,849	16%
Transactions processed (in thousands, except percentages)	49,373	51,402	(2,029)	(4)%

Our average transaction price increased 14% which resulted in a $12.8 million increase in revenue; this increase was partially offset by a $3.7 million decrease due to a 4% decline in the volume of transactions processed through the DealerTrack network, and $1.6 million in contra-revenue related to revenue earned from our strategic relationship with Ally recorded during the year ended December 31, 2010. Contributing factors to the increase in average transaction price and decrease in the number of transactions processed were the significant decrease in revenue generating credit bureau transactions that impacted the number of transactions, but did not materially impact revenue due to their low price point; the decrease in transactions processed through the U.S. DealerTrack network was negatively impacted by an increase in demand in the third quarter of 2009 due to the cash for clunkers program; an 18% increase in lender customers active on our U.S. network who are generally lower transaction volume customers with a higher price per transaction; and a 16% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was impacted, in part, by our strategic relationship with Ally.

Subscription Services Revenue. The increase in subscription revenue is due to the following improvements in our key business metrics for the year ended December 31, 2010 as compared to the same period in 2009.

	Year Ended December 31,		Variance
	2010	2009	Amount	Percent
Average monthly subscription revenue per subscribing dealership (excluding impact of contra-revenue)	$749	$676	$73	11%
Subscribing dealers in our network as of end of the year	13,996	13,852	144	1%

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

Other Revenue. The $2.0 million increase in other revenue was primarily due to an increase in training and consulting revenue and hardware sales from our DMS business.

Operating Expenses

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$128,468	$116,926	$11,542	10%
Product development	13,386	13,994	(608)	(4)%
Selling, general and administrative	101,317	105,656	(4,339)	(4)%

Total operating expenses	$243,171	$236,576	$6,595	3%

     We have reclassed approximately $4.4 million for the twelve months ended December 31, 2010 and $3.1 million for the twelve months ended December 31, 2009 of salary and benefit costs from selling, general and administrative to cost of revenue.

Cost of Revenue. The increase in cost of revenue was primarily the result of an increase of $6.0 million in salary compensation and related benefit costs primarily due to team member additions and an increase in payroll and other taxes, a $3.2 million increase in technology expense, which include hosting expenses, technology support and other consulting expenses, $1.8 million in increased temporary labor and shipping costs as a result of growing volume of eDocs transactions, $1.6 million in third party costs related to an increase in the number of subscriptions sold for our compliance and Inventory solutions, an increase of $1.3 million in amortization and depreciation charges, and a $1.1 million in increased hardware costs on equipment sales and maintenance costs associated with our DMS solution. These changes were partially offset by a decrease of $2.0 million in bonus compensation, a decrease of $0.7 million in stock-based compensation expense, a decrease of $0.4 million primarily due to severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business, and a decrease of $0.4 million in revenue share.

Product Development Expenses. The decrease in product development expenses was primarily a result of a reduction in bonus and other discretionary compensation of $0.6 million and $0.2 million of severance and related benefit costs paid in the first quarter of 2009 resulting from the realignment of our workforce and business. These changes were partially offset by an increase of $0.4 million in salary compensation and related benefit costs primarily due to team member additions and an increase in payroll and other taxes.

Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily the result of a $6.1 million severance and stock-based compensation charge recorded during the first quarter of 2009 resulting from the realignment of our workforce and business. Additionally, there were decreases of $1.5 million in selling and marketing expenses due to continued cost containment efforts, $1.3 million of professional fees related to decreased consulting services and litigation, $1.4 million in bonus compensation expense, $1.0 million in stock-based compensation expense, $0.9 million in bad debt expense due to successful collections efforts as fewer dealerships consolidate or go out of business, $0.7 million in deal related costs, and $1.0 million of additional consideration related to the acquisition of AutoStyleMart, Inc. that was recorded during the three months ended September 30, 2009. These changes were partially offset by $6.6 million of increased salary compensation and related benefit costs primarily due to general and acquired headcount additions, severance, commission and an increase in payroll and other taxes, $1.3 million in travel related expenses, $0.5 million in office and computer related supplies and materials resulting from team member additions and increased replacement supplies and equipment needs, $0.3 million in depreciation expense, $0.2 million in temporary labor costs primarily associated with our DMS business, and a $0.2 million gain from the sale of the SCS business in 2009, which was classified as a contra expense in selling, general and administrative expenses.

Interest Income

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Interest income	$525	$1,081	$(556)	(51)%

     The decrease in interest income is primarily related to the decline in our weighted average interest rate to approximately 0.3% for the year ended December 31, 2010 from approximately 0.7% for the year ended December 31, 2009.

Other Income, net

	Year Ended December 31,		Variance
	2010	2009	$ Amount	Percent
	(in thousands, except percentages)
Other income, net	$1,177	$844	$333	39%

The increase in other income is primarily due to $0.8 million of income earned from our sales solution resulting from non-recurring activities outside its ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business. These changes were partially offset by decreases of $0.6 million due to a reversal of a pre-acquisition sales tax liability and $0.2 million relating to a settlement received from a lender that exited the indirect lending market in Canada and terminated their contract.

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

While we had been forecasting sufficient U.S. book taxable income in future periods, as of December 31, 2010 we were in a three-year cumulative pretax book loss position in the United States. In connection with the acquisition of DealerTrack Processing Solutions we expect the amortization expense associated with the acquired intangibles will negatively impact our future U.S. income streams. Due to the negative impact from the amortization expense associated with the acquired DealerTrack Processing Solutions intangibles we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets for the year ended December 31, 2010.

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

Quarterly Results of Operations

     The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2011. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter (2)
	(Unaudited)
	(in thousands, except for share and per share data)
2011
Net revenue	$77,191	$89,051	$95,793	$91,259
Gross profit (5)	33,092	40,011	42,990	38,755
Income (loss) from operations	(1,074)	5,878	7,044	2,390
Net income	24,728	2,166	5,361	32,880
Basic net income per share applicable to common stockholders (3)	$0.61	$0.05	$0.13	$0.79
Diluted net income per share applicable to common stockholders (3)	$0.59	$0.05	$0.13	$0.76
Weighted average common stock outstanding (basic)	40,851,659	41,202,939	41,396,431	41,613,137
Weighted average shares common stock outstanding (diluted)	42,103,811	42,550,398	42,497,367	43,037,916

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (4)
	(Unaudited)
	(in thousands, except for share and per share data)
2010
Net revenue	$56,785	$61,907	$63,128	$62,006
Gross profit (5)	24,958	29,593	30,291	30,515
Income (loss) from operations	(4,938)	43	2,411	3,139
Net (loss) income	(2,451)	(117)	1,182	(26,447)
Basic net (loss) income per share applicable to common stockholders (3)	$(0.06)	$(0.00)	$0.03	$(0.65)
Diluted net (loss) income per share applicable to common stockholders (3)	$(0.06)	$(0.00)	$0.03	$(0.65)
Weighted average common stock outstanding (basic)	40,154,275	40,271,983	40,404,126	40,595,939
Weighted average shares common stock outstanding (diluted)	40,154,275	40,271,983	41,354,680	40,595,939
_____________________

(1)	Included in the first quarter of 2011 is a partial reversal of the valuation allowance on our U.S. deferred tax assets in the amount of $24.5 million as a result of the deferred tax liabilities resulting from the acquisition of DealerTrack Processing Solutions on January 31, 2011.

(2)	Included in the fourth quarter of 2011 is a gain on sale of ALG in the amount of $47.3 million. The sale of ALG also resulted in the reversal of the remaining valuation allowance on our U.S. deferred tax assets.

(3)	The addition of earnings per share by quarter may not equal total earnings per share for the year.

(4)	Included in the fourth quarter of 2010 is a charge of $28.4 million recorded as a result of recording a full valuation allowance against our net U.S. deferred tax assets, excluding deferred tax liabilities relates to indefinite-lived assets.

(5)

Gross profit is calculated as net revenue less cost of revenue. We reclassed approximately $1.2 million for the three months ended March 31, 2011 and $4.4 million for the twelve months ended December 31, 2010 of salary and benefit costs from selling, general and administrative to cost of revenue.

Liquidity and Capital Resources

     We expect that our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2011 were $32.2 million, of which $29.6 million was in cash.

     As of December 31, 2011, we had $78.7 million of cash and cash equivalents, $46 thousand in short-term investments, and $94.5 million in working capital, as compared to $192.6 million of cash and cash equivalents, $0.5 million in short-term investments, and $200.9 million in working capital as of December 31, 2010.

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, for a purchase price of approximately $125.5 million in cash, net of acquired cash, and reflecting the final working capital adjustment. For further information, please refer to Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On April 20, 2011, we entered into a $125.0 million credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purposes (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. During the year ended December 31, 2011, we capitalized approximately $1.9 million of debt issuance costs associated with the credit facility. As of December 31, 2011, we had no amounts outstanding under this credit facility. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On July 1, 2011, we acquired substantially all of the assets of eCarList for an initial purchase price of $36.4 million. The purchase price consists of a cash payment of $23.5 million, an $11.4 million unsecured subordinated note with a term of either two years or six years based on certain factors related to the retention of key individuals, and contingent consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. For further information, please refer to Note 7 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On October 1, 2011, we sold ALG to TrueCar in a transaction structured as a tax-free reorganization. In consideration for the sale of ALG, we received a 15.0% equity interest in TrueCar and a warrant to increase our ownership interest to up to 19.9%. In a separate series of transactions, TrueCar completed a new equity financing raise with other investors. To maintain our 15.0% ownership upon the closing of the transaction on October 1, 2011, we made an additional investment in TrueCar in the amount of $7.5 million through cash remaining on the balance sheet of ALG on the date of sale. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

     Although we used significant cash and cash equivalents in acquisition activity in 2011, we expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures) through working capital and net cash flows from operations, cash on hand and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$64,926	$19,148	$45,467
Net cash used in investing activities	(186,168)	(28,208)	(8,283)
Net cash provided by financing activities	7,906	3,525	2,109

Operating Activities

The increase in net cash provided by operating activities of $45.8 million from 2010 to 2011 was primarily attributable to an increase in net income of $93.0 million and an increase in depreciation and amortization expense of $13.9 million. There was also a one-time $15.0 million payment to Ally during the year ended December 31, 2010. This increase was offset by a $32.5 million change in deferred taxes, primarily valuation allowance activity, and the $47.3 million gain on the sale of ALG.

The acquisitions of DealerTrack Processing Solutions, Automotive Information Center and eCarList contributed approximately $19.2 million to the $13.9 million increase in depreciation and amortization. In addition, there was an increase of approximately $3.1 million due to asset purchases and capitalized software projects that began amortization in 2011. These increases were offset by a decrease of $7.8 million due to intangible assets becoming fully amortized during the year ended December 31, 2011.

The decrease in net cash provided by operating activities of $26.3 million from 2009 to 2010 was primarily attributable to an increase in the net loss of $23.5 million, an increase in the deferred tax provision for income taxes of $36.4 million primarily due to the $28.4 million deferred tax asset valuation allowance recorded during the fourth quarter of 2010, and the one-time $15.0 million payment to Ally during the year ended December 31, 2010. These changes were partially offset by a decrease in stock-based compensation expense of $5.8 million and a decrease in the provision for doubtful accounts of $2.2 million during the year ended December 31, 2010.

Investing Activities

The increase in net cash used in investing activities of $158.0 million from 2010 to 2011 is primarily the result of payments of $152.0 million in 2011 for acquisitions, net of acquired cash, compared to payments for intangible assets of $3.0 million during the year ended December 31, 2010. In addition, $7.5 million of the increase was a result of the cash investment in TrueCar and an increase of $1.9 million in capital expenditures, software and website development costs compared to 2010.

The increase in net cash used in investing activities of $19.9 million from 2009 to 2010 is primarily the result of a decrease in cash provided from the sale of investments of $42.1 million and an increase in capital expenditures and website development costs of $9.3 million. These changes were partially offset by a decrease in payments for the acquisition of business and intangible assets of $31.7 million.

Financing Activities

The increase in net cash provided by financing activities of $4.4 million from 2010 to 2011 was primarily due to the increase in proceeds received from stock option exercises of approximately $7.8 million, offset by a decrease in the stock-based compensation windfall tax benefit of $1.7 million and $1.9 million of debt issuance costs paid during the year ended December 31, 2011.

The increase in net cash provided by financing activities of $1.4 million from 2009 to 2010 was primarily due an increase in the stock-based compensation windfall tax benefit of $1.0 million.

Contractual Obligations

     The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$29,156	$7,290	$10,248	$6,959	$4,659
Capital lease obligations	375	269	94	12	—
Note payable (1)	11,439	—	11,439	—	—
Continuing employment compensation (1)	2,170	—	2,170	—	—
Earn out contingent consideration (1)	900	—	900	—	—

Total contractual cash obligation	$44,040	$7,559	$24,851	$6,971	$4,659

     (1) For further information please refer to Note 7, in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

     Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $5.3 million as of December 31, 2011, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.2 million as of December 31, 2011.

The total liability for the uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of December 31, 2011 and December 31, 2010, was $0.8 million and $1.0 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2011 and December 31, 2010, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million.

On April 20, 2011, we entered into a $125.0 million credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purposes (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. As of December 31, 2011, we had no amounts outstanding under this credit facility. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

In June 2011, the FASB issued guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either presentation, the impact of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income must be presented on the face of the financial statements for all periods presented. The standard does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The FASB has currently deferred certain aspects of the guidance while they redeliberate whether to present on the face of the financial statements the impact of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This standard will be effective for us beginning with the quarter ending March 31, 2012. This standard will only impact the presentation of our consolidated financial statements.

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

Interest Rate Exposure

     As of December 31, 2011, we had cash, cash equivalents and short-term investments of $78.8 million invested in money market instruments and tax advantaged preferred securities. Such investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk.

On January 31, 2011, we used approximately $125.5 million in cash for the acquisition of DealerTrack Processing Solutions and on July 1, 2011, we used approximately $23.5 million of cash for the acquisition of eCarList. Additionally, on October 1, 2011, we used approximately $7.5 million of cash in connection with the disposal of ALG and investment in TrueCar. Subsequent to December 31, 2011, we contributed approximately $1.8 million of cash to the Chrome Data joint venture. The decrease in our cash balances as a result of these transactions will significantly reduce our future interest income.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future reported operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.1 million on future consolidated operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DealerTrack Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DealerTrack Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K, management has excluded triVIN Holdings, Inc. and eCarList, LLC from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired in business combinations during the year ended December 31, 2011. We have also excluded triVIN Holdings, Inc. and eCarList, LLC from our audit of internal control over financial reporting. triVIN Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 28% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. eCarList, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 22, 2012

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands,
	except share and per share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$78,709	$192,563
Investments	46	490
Customer funds	1,097	—
Customer funds receivable	18,695	—
Accounts receivable, net of allowances of $5,102 and $3,258 as of December 31, 2011 and 2010, respectively	37,588	24,273
Deferred tax assets	9,171	125
Prepaid expenses and other current assets	23,011	17,804

Total current assets	168,317	235,255

Investments — long-term	89,000	2,254
Property and equipment, net	21,637	18,875
Software and website developments costs, net	37,341	29,875
Intangible assets, net	96,441	23,163
Goodwill	200,840	136,408
Deferred tax assets	34,421	1,015
Other assets — long-term	12,356	12,118

Total assets	$660,353	$458,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,792	$5,241
Accrued compensation and benefits	17,915	10,823
Accrued liabilities — other	15,487	12,511
Customer funds payable	19,792	—
Deferred revenue	9,115	5,010
Deferred tax liabilities	3,443	411
Capital leases payable	255	317

Total current liabilities	73,799	34,313

Long-term liabilities
Capital leases payable	107	165
Deferred tax liabilities	70,087	9,488
Deferred revenue	6,730	3,254
Due to acquirees	10,493	—
Other liabilities	4,381	2,826

Total long-term liabilities	91,798	15,733

Total liabilities	165,597	50,046

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 44,957,890 shares issued and 41,858,697 shares outstanding as of December 31, 2011; and 43,748,237 shares issued and 40,673,042 shares outstanding as of December 31, 2010	450	437
Treasury stock, at cost, 3,099,193 and 3,075,195 shares as of December 31, 2011 and 2010, respectively	(51,567)	(51,083)
Additional paid-in capital	486,284	463,614
Accumulated other comprehensive income	6,363	7,858
Retained earnings (accumulated deficit)	53,226	(11,909)

Total stockholders’ equity	494,756	408,917

Total liabilities and stockholders’ equity	$660,353	$458,963

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share and share amounts)
Revenue
Net revenue	$353,294	$243,826	$225,626

Operating expenses:
Cost of revenue (1)	198,446	128,468	116,926
Product development (1)	14,741	13,386	13,994
Selling, general and administrative (1)	125,869	101,317	105,656

Total operating expenses	339,056	243,171	236,576

Income (loss) from operations	14,238	655	(10,950)
Interest income	331	525	1,081
Interest expense	(927)	(175)	(221)
Other income, net	1,360	1,177	844
Gain on sale of subsidiary (Note 8)	47,321	—	—
Realized gain on securities (Note 3)	409	582	1,393

Income (loss) before benefit from (provision for) income taxes	62,732	2,764	(7,853)
Benefit from (provision for) income taxes, net	2,403	(30,597)	3,519

Net income (loss)	$65,135	$(27,833)	$(4,334)

Basic net income (loss) per share applicable to common stockholders	$1.58	$(0.69)	$(0.11)
Diluted net income (loss) per share applicable to common stockholders	$1.53	$(0.69)	$(0.11)
Weighted average common stock outstanding (basic)	41,269,767	40,322,939	39,524,544
Weighted average common stock outstanding (diluted)	42,526,623	40,322,939	39,524,544

(1) Stock-based compensation expense recorded was classified as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenue	$1,791	$1,640	$2,354
Product development	735	614	755
Selling, general and administrative	9,086	8,979	13,880

Included in stock-based compensation expense for the year ended December 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009, which was primarily allocated to selling, general and administrative expenses. For further information, please refer to Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income (loss)	$65,135	$(27,833)	$(4,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,688	36,753	35,060
Deferred tax (benefit) provision	(3,370)	29,174	(7,262)
Stock-based compensation expense	11,612	11,233	16,989
Provision for doubtful accounts and sales credits	7,008	5,488	7,698
Loss (gain) on sale of property and equipment	—	23	(184)
Reversal of pre-acquisition accrued contingency	—	—	(609)
Amortization of bond premium	—	—	55
Amortization of deferred interest	31	68	152
Deferred compensation	200	—	300
Stock-based compensation windfall tax benefit	—	(1,714)	(673)
Gain on sale of subsidiary	(47,321)	—	—
Amortization of debt issuance costs	333	—	—
Change in contingent consideration	(2,000)	—	—
Change in fair value of warrant	(1,000)	—	—
Realized gain on securities	(409)	(582)	(1,393)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,157)	(12,059)	(6,342)
Prepaid expenses and other current assets	(3,983)	(9,627)	3,725
Accounts payable and accrued expenses	(609)	(1,403)	3,025
Deferred revenue	2,850	7	14
Other liabilities — long-term	1,966	(1)	(642)
Deferred rent	30	195	145
Other assets — long-term	922	(10,574)	(257)

Net cash provided by operating activities	64,926	19,148	45,467

Investing activities:
Capital expenditures	(9,555)	(10,801)	(5,360)
Restricted cash	—	—	142
Sale of investments	2,935	2,519	44,569
Capitalized software and website development costs	(20,086)	(16,899)	(13,021)
Proceeds from sale of property and equipment	—	1	109
Payment for cost investment	(7,500)	—	—
Payment for acquisition of business and intangible assets, net of acquired cash	(151,962)	(3,028)	(34,722)

Net cash used in investing activities	(186,168)	(28,208)	(8,283)

Financing activities:
Principal payments on capital lease obligations	(472)	(513)	(414)
Proceeds from the exercise of employee stock options	10,101	2,270	2,202
Proceeds from employee stock purchase plan	669	697	875
Purchases of treasury stock	(484)	(643)	(379)
Payment for debt issuance costs	(1,908)	—	—
Principal payments on notes payable	—	—	(848)
Stock-based compensation windfall tax benefit	—	1,714	673

Net cash provided by financing activities	7,906	3,525	2,109

Net (decrease) increase in cash and cash equivalents	(113,336)	(5,535)	39,293
Effect of exchange rate changes on cash and cash equivalents	(518)	589	2,760
Cash and cash equivalents, beginning of year	192,563	197,509	155,456

Cash and cash equivalents, end of year	$78,709	$192,563	$197,509

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Supplemental disclosure:
Cash paid for:
Income taxes	$6,100	$6,776	$4,961
Interest	279	57	60
Non-cash investing and financing activities:
Non-cash consideration issued for acquisition of eCarList (Note 7)	12,956	—	—
Non-cash consideration issued for investment in TrueCar and license (Note 8)	86,100	—	—
Accrued capitalized hardware, software and fixed assets	2,456	2,872	2,515
Assets acquired under capital leases	39	289	307
Capitalized stock-based compensation	100	77	133
Deferred compensation reversal to equity	200	—	300
Asset sale through note receivable	—	—	500

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Common Stock		Common Stock, In Treasury		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Equity	Income

Balance as of January 1, 2009	42,841,737	$428	3,008,121	$(50,061)	$428,771	$(446)	$(2,730)	$20,258	$396,220	$—
Exercise of stock options	592,964	6	—	—	2,196	—	—	—	2,202
Directors’ deferred compensation stock units	18,097	—	—	—	300	—	—	—	300
Issuances of common stock under employee stock purchase plan	61,595	1	—	—	874	—	—	—	875
Compensation expense related to employee stock purchase plan	—	—	—	—	60	—	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	—	7,928	—	7,928	7,928
Treasury stock	—	—	31,494	(379)		—	—	—	(379)
Unrealized gain on auction rate securities	—	—	—	—	—	—	968	—	968	968
Reversal of unrealized gain on available for sale securities	—	—	—	—	—	—	(15)	—	(15)	(15)
Issuance of restricted common stock grants	61,243	1	—	—	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,314	280	—	—	10,594
Restricted common stock-based compensation expense	—	—	—	—	6,350	118	—	—	6,468
Options and restricted common stock cancellations	(105,691)	(1)	—	—	(48)	48	—	—	(1)
Net loss	—	—	—	—	—	—	—	(4,334)	(4,334)	(4,334)

Comprehensive income										$23,268

Balance as of December 31, 2009	43,469,945	$435	3,039,615	$(50,440)	$448,816	$—	$6,151	$15,924	$420,886

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Common Stock		Common Stock, In Treasury		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Loss

Exercise of stock options	372,269	$3	—	$—	$2,267	$—	$—	$—	$2,270	$—
Expired stock options					(841)				(841)
Issuances of common stock under employee stock purchase plan	42,098	—	—	—	697	—	—	—	697
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	1,364	—	—	—	1,364
Foreign currency translation adjustment	—	—	—	—	—	—	2,481	—	2,481	2,481
Treasury stock	—	—	35,580	(643)		—	—	—	(643)
Unrealized loss on available for sale securities	—	—	—	—	—	—	(185)	—	(185)	(185)
Reversal of unrealized gain on available for sale securities	—	—	—	—	—	—	(589)	—	(589)	(589)
Issuance of restricted common stock grants	169,728	2	—	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,809	—	—	—	5,809
Restricted common stock-based compensation expense	—	—	—	—	5,501	—	—	—	5,501
Restricted common stock cancellations	(305,803)	(3)	—	—	3	—	—	—	—
Net loss	—	—	—	—	—	—	—	(27,833)	(27,833)	(27,833)

Comprehensive loss										$(2,858)

Balance as of December 31, 2010	43,748,237	$437	3,075,195	$(51,083)	$463,614	$—	$7,858	$(11,909)	$408,917

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Common Stock		Common Stock, In Treasury		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Retained	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Equity	Income

Exercise of stock options	860,513	$9	—	$—	$10,092	$—	$—	$—	$10,101	$
Directors’ deferred compensation stock units	9,384	0	—	—	200	—	—	—	200
Directors’ deferred restricted stock unit vest	34,440	0	—	—	—	—	—	—	0
Issuances of common stock under employee stock purchase plan	33,127	0	—	—	669	—	—	—	669
Foreign currency translation adjustment	—	—	—	—	—	—	(1,324)	—	(1,324)	(1,324)
Treasury stock	—	—	23,998	(484)		—	—	—	(484)
Unrealized gain on available for sale securities	—	—	—	—	—	—	7	—	7	7
Reversal of unrealized gain on available for sale securities	—	—	—	—	—	—	(178)	—	(178)	(178)
Issuance of restricted common stock grants	272,189	3	—	—	(3)	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,961	—	—	—	4,961
Restricted common stock-based compensation expense	—	—	—	—	6,751	—	—	—	6,751
Net income	—	—	—	—	—	—	—	65,135	65,135	65,135

Comprehensive income										$63,640

Balance as of December 31, 2011	44,957,890	$450	3,099,193	$(51,567)	$486,284	$—	$6,363	$53,226	$494,756

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

    Business Description

     DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application network in the United States and Canada.  DealerTrack's Dealer Management System (DMS) provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solution offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with state-of-the-art, real-time listings — designed to accelerate used-vehicle turn rates and increase dealer profits. DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

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

      Certain previously reported amounts have been reclassed on the consolidated statement of operations. This includes $4.4 million for the twelve months ended December 31, 2010 and $3.1 million for the twelve months ended December 31, 2009 of certain salary and benefits costs which have been reclassed from selling, general and administrative expenses to cost of revenue. These reclassifications did not have a material impact on our previously issued consolidated financial statements.

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

     On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable allowance, the fair value of financial assets, acquired intangible assets, goodwill, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software and website development costs; assumptions used to calculate stock-based compensation including volatility, expected life and forfeiture rate; and income taxes (including recoverability of deferred taxes), among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

    Revenue Recognition

     We recognize revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.

Transaction Revenue

Lender Transaction Services Revenue

Lender transaction services revenue consists of transaction revenue earned from our lender customers for (1) each electronic receipt of credit application or contract data that dealers submit to them through the DealerTrack credit application network; (2) for each financing contract executed via our electronic contracting and digital contract processing solution; (3) for collateral management transactions; and (4) for any data services performed.

Credit Application Transaction Revenue

Our web-based credit application network facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or multiple lenders. Credit application revenue consists of revenue earned on a per transaction basis and set-up fees charged to lenders for establishing connections. Transaction revenue is earned upon the electronic receipt of the credit application data and set-up fees are recognized ratably over the expected customer relationship period of four years.

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and contract information electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contract from dealers, digitizes the contract and submits them in electronic format to the lender. Electronic and digital contracting revenue is recognized on a per transaction basis after services have been rendered.

Collateral Management Services Transaction Revenue

Our collateral management solution provides vehicle title and administration services for our customers, which are comprised mainly of lenders, financial institutions, and credit unions. The solution facilitates communication between our customers and the state department of motor vehicles by providing a solution for our customers to monitor title perfection and expedite the processing of liens with the state department of motor vehicles. We offer both paper-based and electronic-based title services depending on state requirements. Customer contracts for title services are principally comprised of two elements: (1) title perfection confirmation and (2) title administration.

For paper-based titles, title perfection confirmation occurs upon the receipt of title and lien documentation supporting title perfection from the department of motor vehicles. For electronic-based titles, title perfection confirmation is achieved upon electronic acknowledgement that department of motor vehicles’ records reflect the customer as the lien holder.

For paper-based titles, title administration services require us to physically hold, store and manually release the title. For electronic-based titles, title administration services require data storage. The release of the electronic title can be accomplished by the lien holder and does not require manual action by us.

Deliverables for paper and electronic title management arrangements are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) delivery of the undelivered element(s) is probable and substantially in our control, and (iii) relative selling price is determined.

Based on the above criteria, paper and electronic-based collateral management service revenue are separated into two units of accounting. We recognize a portion of the paper-based transaction fee upon receipt of title and lien documentation supporting title perfection from the department of motor vehicles. For electronic-based titles, we recognize a portion of the fee upon electronic acknowledgement that the department of motor vehicles’ records reflect the customer as the lien holder. For paper-based title services, amounts allocated to each unit of accounting are based upon vendor-specific objective evidence.  For electronic-based title services, amounts allocated to each unit of accounting are based upon estimated selling price, which is based upon the relative selling price of our paper-based title services when sold separately.

For customers in which we bill the entire transaction fee in advance, the title administration portion of the fee for both paper and electronic-based titles is deferred and recognized over the title administration period, which is estimated at 39 months. This estimate is based upon a historical analysis of the average time period between the date of financing and the date of pay-off.

Collateral management services revenue also includes revenue earned from converting a new lender’s title portfolio to our collateral management solution, which may include other ancillary services. Amounts earned from converting a new lender’s portfolio are recognized over the lender’s estimated portfolio loan life which varies depending on the lender. Amounts earned from other ancillary services are recognized on a per transaction basis after services have been rendered.

Data Services Transaction Revenue

Data service solutions are designed to help lenders analyze investment risk through detailed study of return rates and historic market trends. Whether a lender portfolio consists of leases, loans, or both, our data service products will analyze lenders automotive investments for maximum return. Data services revenue is recognized on a per record basis after services have been rendered.

Dealer and Other Service Provider Transaction Services Revenue

Registration Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau automotive vehicle registration services to customers. Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

Aftermarket Transaction Revenue

The DealerTrack Aftermarket Network streamlines and integrates the entire aftermarket sales and submission process. Aftermarket solution providers connected to the DealerTrack Aftermarket Network enable their dealers to have free access to real-time information needed to make aftermarket sales decisions. Aftermarket services revenue is recognized on a per transaction basis after services have been rendered.

Credit Bureau Transaction Revenue

Our credit bureau service provides our dealer customers the ability to access credit reports from several reporting agencies or resellers online. We offer these credit reports on both a reseller and agency basis. We recognize credit bureau revenue on a per transaction basis after services have been rendered. Credit bureau revenue is recognized from all but one credit bureau provider on a net basis due to the fact that we are not considered the primary obligor, and recognized on a gross basis from one provider as we have risk of loss and are considered the primary obligor in the transaction.

Other Transaction Revenue

Other transaction revenue includes revenue from appraisal solutions that provide dealers the ability to complete real-time vehicle appraisals as well as revenue from compliance solutions. This transaction revenue is recognized on a per transaction basis after services have been rendered.

Subscription Revenue

Subscription services revenue consists of revenue earned from primarily our dealer and other customers (typically on a monthly basis) for use of our subscription or licensed-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, manage, merchandise, and advertise their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

Other Revenue

Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our DMS solution, shipping commissions earned from our digital contract business, consulting and analytical revenue earned from ALG, and training fees earned from our Inventory solutions. Other revenue is recognized when the service is rendered.

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

    Short-term and Long-term Investments

     Short-term investments as of December 31, 2011 consist of tax-advantaged preferred securities. Long-term investments include our investment in TrueCar, which is accounted for under the cost method, as well as the warrant to purchase additional shares of TrueCar. For further information on these investments, please refer to Note 8.

     Short-term and long-term investments as of December 31, 2010 consist of auction rate securities that are invested in tax-exempt state government obligations and tax-advantaged preferred securities. We classify investment securities as available for sale and report them at fair value. For the year ended December 31, 2011 there were unrealized gains of approximately $7,000, for the year ended December 31, 2010 there were unrealized losses of $0.2 million, and for the year ended December 31, 2009 there were unrealized gains of $1.0 million, which are included in accumulated other comprehensive income. For further information regarding the fair value measurements of our investments, please refer to Note 3.

Customer Funds

Under contractual arrangements, our registration and titling services solution collects funds from our customers and remits such amounts to the various state departments of motor vehicle registries (registries). Customer funds receivable primarily represents transactions processed by our customers for which we have not collected our fees or the fees payable to the various registries. In addition, payments made to the various registries in advance of receipt from the customer, are recorded as customer funds receivable. Customer funds payable primarily includes transactions processed by our customers for which we have not remitted the fees to the various registries. Customer funds are maintained in separate bank accounts and are segregated from our operating cash.

Translation of Non-U.S. Currencies

     We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were not material for the years ended December 31, 2011, 2010 and 2009.

    Allowance for Doubtful Accounts

    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balances outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

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

Software and Website Development Costs and Amortization

     We capitalize costs of materials, consultants and payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives ranging from two to seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $37.3 million and $29.9 million as of December 31, 2011 and 2010, respectively. Amortization expense totaled $12.3 million, $9.7 million and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

    Goodwill, Intangibles and Long-lived Assets

     We record as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for potential goodwill impairment by comparing the fair value of our one reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, the second step is to calculate and record an impairment loss to the extent that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill.

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2011 and 2010 did not indicate any impairment of our goodwill. As of October 1, 2011, our market capitalization was approximately $602 million compared to our book value, including goodwill, of approximately $502 million. As of October 1, 2010, our market capitalization was approximately $689 million compared to our book value, including goodwill, of approximately $430 million.

We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Intangible asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair value. The determination of future cash flows and the estimated fair value of long-lived assets, involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation.

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

Income Taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to cumulative U.S. book losses in 2010 and recent years and uncertainty as to the extent and timing of profitability in future years, management recorded a full valuation allowance on our U.S. net deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, in Q4 2010.

As a result of acquisition and disposal activity in the year ended December 31, 2011, and our three year cumulative book income position, we reversed the valuation allowance on our U.S. net deferred tax assets.

The total liability for the uncertain tax positions recorded in our consolidated balance sheet in accrued other liabilities as of December 31, 2011 and 2010, was $0.8 million and $1.0 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2011 and 2010, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million.

For further information please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Advertising Expenses

     We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.0 million, $1.0 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Concentration of Credit Risk

     Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and receivables from clients. We place our cash, cash equivalents, short-term and long-term investments with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition. As of December 31, 2011 and 2010, no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2011, no customer accounted for more than 10% of our revenue.

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

     The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2011, 2010, and 2009, (in thousands, except share and per share amounts):

	December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$65,135	$(27,833)	$(4,334)

Denominator:
Weighted average common stock outstanding (basic)	41,269,767	40,322,939	39,524,544
Common equivalent shares from options to purchase common stock, restricted common stock units and performance stock units	1,256,856	—	—

Weighted average common stock outstanding (diluted)	42,526,623	40,322,939	39,524,544

Basic net income (loss) per share	$1.58	$(0.69)	$(0.11)

Diluted net income (loss) per share	$1.53	$(0.69)	$(0.11)

     The following is a summary of the weighted average securities outstanding during the respective periods that have been excluded from the diluted net income (loss) per share calculation because the effect would have been antidilutive:

	December 31,
	2011	2010	2009
Stock options	1,302,471	4,815,508	4,292,789
Restricted stock units	72,956	804,895	629,041
Performance stock units	79,402	48,240	—

Total antidilutive awards	1,454,829	5,668,643	4,921,830

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

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Stock options	$4,941	$5,732	$10,535
Restricted common stock (1)	321	1,670	4,599
Restricted stock units	5,293	3,354	1,855
Performance stock units (2)	1,057	477	—

Total stock-based compensation expense (3)	$11,612	$11,233	$16,989

(1)

Awards granted under the Long-Term Incentive Plan (LTIP) consisted of restricted common stock. Each individual’s total award was allocated 50% to achieving earnings before interest, taxes, depreciation and amortization (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). For further information regarding our stock-based compensation plans, please refer to Note 12.

The expense recorded to restricted common stock includes expense related to the EBITDA Performance Award and the Market Value Award for the years ended December 31, 2010 and 2009, was as follows (in thousands):

	December 31,
	2011	2010	2009
EBITDA Performance Award	$—	$40	$486
Market Value Award	—	45	258

Total	$—	$85	$744

(2)

Performance stock units granted to certain executive officers consisted of restricted stock units. Each individual’s total award for the 2010 and 2011 grants were allocated 50% to achieving adjusted net income (ANI) targets for the years ended December 31, 2010 and 2011 (ANI Performance Award), respectively, and 50% to the total shareholder return (TSR) of our common stock as compared to other companies in the NASDAQ Internet Index for the three year period 2010 to 2012 (2010 grant) and fiscal years 2011 to 2013 (2011 grant) (TSR Performance Award). For further information regarding our stock-based compensation plans, please refer to Note 12.

The expense recorded to performance stock units includes expense related to the ANI Performance Awards and the TSR Performance Awards for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	December 31,
	2011	2010
ANI Performance Awards	$452	$157
TSR Performance Awards	605	320

Total	$1,057	$477

(3)	Included in stock-based compensation expense for the year ended December 31, 2009 was $3.9 million of stock-based compensation expense related to the realignment of our workforce and business on January 5, 2009. For further information about the realignment of our workforce and business, please refer to Note 15.

The income tax benefit related to stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, was $4.2 million, $4.0 million (offset by a full valuation allowance), and $6.2 million, respectively.

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is presented below:

	Unamortized Stock -Based Compensation Expense (in thousands)	Weighted Average Remaining Amortization Period (in years)
Stock options	$8,955	2.71
Restricted stock units	$11,525	2.61
Performance stock units	$2,099	1.59

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

Expected Life

Due to our limited public company history, the expected life for stock-based awards granted before December 31, 2007 was determined based on the “simplified” method under the provisions of ASC Topic 718-10, Compensation – Stock Compensation. Beginning with options granted in 2008 the expected life was determined based upon the experience of similar entities whose shares are publicly-traded, with the exception of options granted under the Stock Option Exchange Program (SOEP).

The expected life under the SOEP was determined by means of Monte-Carlo simulations of future stock price based upon “in-the-money”, vesting schedule, contractual term, current life to date and applied an annual termination rate (after vesting) to the outstanding options in the simulation to reflect the probability of exercise behavior. For further information on the SOEP, please refer to Note 12.

Expected Stock Price Volatility

Due to our limited public company history, the expected volatility for stock-based awards granted before September 2009 was determined based on the expected volatility of similar entities whose shares are publicly-traded. Beginning in September 2009, we began estimating our expected volatility using a time-weighted average of our historical volatility in combination with the historical volatility of similar entities whose common shares are publicly-traded.

Risk-Free Interest Rate and Dividend Yield

The risk-free interest rates used for all stock-based awards granted were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.

The expected dividend yield is not applicable to any stock-based awards granted as we have not paid any dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date, with the exception of options granted under the SOEP. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise. Exchanged options granted under the SOEP will vest 25% after six months from the new grant date, 25% twelve months from the new grant date, and 1/48 from the new options grant date each month thereafter.

Restricted Common Stock and Restricted Stock Unit Vesting Requirements

Restricted common stock and restricted stock units granted are generally subject to an annual cliff vest over four years (one year for directors) from the vesting commencement date, with the exception of the performance stock unit awards.

LTIP

The LTIP awards were earned upon the achievement of EBITDA and market-based targets for fiscal years 2007, 2008 and 2009 and the grantee’s continuous employment in active service until the final vest date, which is three years from the grant date.

Performance Stock Unit Vesting Requirements

The performance stock unit awards are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until the final vest date, which is three years from the grant date.

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

Fair Value Inputs

   For the years ended December 31, 2011, 2010 and 2009, the fair value of each share-based award grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

	December 31,
	2011	2010	2009
Expected volatility	49.5%	50.3%	48.6 – 51.6%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.10	4.18	4.18 – 4.47
Risk-free interest rate	0.67 – 1.63%	0.94 – 1.91%	1.62 – 2.12%
Weighted-average fair value of stock options granted	$8.36	$6.32	$5.79
Weighted-average fair value of restricted common stock granted	—	—	$15.43
Weighted-average fair value of restricted stock units granted	$20.30	$15.30	$12.03

    The fair value of ANI Performance Awards are estimated on the date of grant using a Black-Scholes valuation pricing model. The fair value of TSR Awards are estimated on the date of grant using a binomial lattice-based valuation pricing model. The weighted-average assumptions were as follows:

	December 31,
	2011	2010
Expected volatility	49.5%	50.3%
Expected dividend yield	0%	0%
Expected life (in years)	4.10	4.18
Risk-free interest rate	1.16%	1.33%
Weighted-average fair value of ANI Performance Award	$19.48	$16.91
Weighted-average fair value of TSR Award	$21.27	$17.62

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

For further information on our stock-based compensation programs, please refer to Note 12.

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

In June 2011, the FASB issued guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either presentation, the impact of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income must be presented on the face of the financial statements for all periods presented. The standard does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The FASB has currently deferred certain aspects of the guidance while they redeliberate whether to present on the face of the financial statements the impact of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This standard will be effective for us beginning with the quarter ending March 31, 2012. This standard will only impact the presentation of our consolidated financial statements.

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

3. Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2 – Observable prices that are based on inputs not quoted on active markets, but corroborated by market data or similar assets or liabilities.
•	Level 3 – Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

Financial assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Cash equivalents (1)	$6,594	$—	$—	$6,594
Short-term investments (2)	46	—	—	46
Long-term investments (3)	—	—	6,500	6,500

Total	$6,640	$—	$6,500	$13,140

Contingent consideration (4)	—	—	(900)	$(900)

Total	$—	$—	$(900)	(900)

As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Cash equivalents (1)	$139,010	$—	$—	$139,010
Short-term investments (2) (5)	40	—	450	490
Long-term investments (6)	—	—	2,254	2,254

Total	$139,050	$—	$2,704	$141,754

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
(2)	As of December 31, 2011 and 2010, Level 1 short-term investments include an investment in a tax-advantaged preferred security, for which we determined fair value based on the quoted market price of an underlying security.
(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant will be revalued each reporting period, with the resulting gains and losses from the change in fair value recorded in the statement of operations. The fair value of the warrant as of October 1, 2011 was estimated to be $5.5 million using a Black-Scholes option pricing model. We estimated that the fair value of the warrant at December 31, 2011 to be $6.5 million using this same model. We recorded income of $1.0 million for the quarter ended December 31, 2011 as a result of the increase in the fair value of the warrant from October 1, 2011.
(4)	In connection with our July 1, 2011 acquisition of eCarList, a portion of the purchase price included contingent consideration payable in 2012 and 2013 based upon the achievement of certain revenue targets for 2011 and 2012. The fair value of the contingent consideration is determined based upon various probability-weighted revenue forecasts for the underlying periods. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains and losses recorded as the change in the statement of operations. The fair value of the contingent consideration as of July 1, 2011 was estimated at $2.9 million. We estimated the fair value of the contingent consideration as of December 31, 2011 to be $0.9 million using a similar methodology. No amounts were earned based upon 2011 revenue. We recorded income of $2.0 million for the quarter ended December 31, 2011 as a result of the decrease in the contingent consideration. Any consideration based upon 2012 revenue would be paid in the first quarter of 2013.
(5)	Level 3 short-term investments as of December 31, 2010 included an auction rate security invested in a tax-exempt state government obligation that was valued at par of $0.4 million, or 0.1% of our total assets. Our intent was not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. In October 2010, $1.1 million of this security was redeemed by the issuer at par. Due to continued failures in the marketplace auctions, we held the remaining $0.4 million auction rate security until the maturity date in September 2011, when it was redeemed by the issuer at par.
(6)	Level 3 long-term investments as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million, or 0.5% of our total assets. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we have classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

A reconciliation of the beginning and ending balances of Level 3 investments as of December 31, 2010 and 2011 is as follows (in thousands):

Balance as of December 31, 2009	$3,971
Unrealized loss on securities recorded in other comprehensive income	(167)
Partial redemption of auction rate security (5)	(1,100)
Balance as of December 31, 2010	$2,704

Sale of tax-advantaged preferred stock (6)	(2,485)
Realized gain on securities included in the statement of operations (6)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)
Redemption of auction rate security (5)	(450)
Acquisition of warrant (3)	5,500
Change in fair value of warrant (3)	1,000

Balance as of December 31, 2011	$6,500

A reconciliation of the beginning and ending balances of the contingent consideration as of December 31, 2011 is as follows (in thousands):

Balance as of January 1, 2011	$—
Record contingent consideration at fair value (4)	(2,900)
Change in fair value of contingent consideration (4)	2,000

Balance as of December 31, 2011	$(900)

4. Property and Equipment

     Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful
	Life	December 31,
	(in years)	2011	2010
Computer equipment	3 - 5	$40,456	$32,525
Office equipment	5	4,789	3,784
Furniture and fixtures	5	3,693	3,378
Leasehold improvements	3 -13	3,545	3,361

Total property and equipment, gross		52,483	43,048
Less: Accumulated depreciation and amortization		(30,846)	(24,173)

Total property and equipment, net		$21,637	$18,875

     Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
Depreciation and amortization expense	$8,654	$7,621	$7,126

5. Intangible Assets

     Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(in years)
Customer contracts	$76,191	$(31,745)	$37,028	$(30,283)	4-7
Database	492	(492)	13,292	(12,421)	3-6
Trade names	4,889	(1,484)	10,601	(6,135)	2-10
Technology	63,900	(25,057)	27,543	(16,991)	2-5
Non-compete agreements	7,299	(2,796)	1,389	(860)	4-5
State DMV relationships	6,190	(946)	—	—	6

Total	$158,961	$(62,520)	$89,853	$(66,690)

     Amortization expense related to intangibles for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
Intangible amortization expense	$29,727	$19,424	$20,341

     Amortization expense that will be charged to income for the subsequent five years and thereafter is estimated, based on the December 31, 2011 book value, as follows (in thousands):

2012	26,545
2013	23,324
2014	19,403
2015	15,944
2016	7,833
Thereafter	3,392

Total	$96,441

Included in the estimated amortization above are the following amounts related to Chrome (in thousands):

2012	$791
2013	743
2014	448
2015	35
2016	—
Thereafter	—
Total	$2,017

As a result of the contribution of Chrome to a joint venture on January 1, 2012, this amortization expense will not be incurred. For further information, please refer to Note 18.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 is as follows (in thousands):

Goodwill, gross, as of January 1, 2010	$134,747
Accumulated impairment losses as of January 1, 2010	—
Goodwill, net, as of January 1, 2010	$134,747

Impact of change in Canadian dollar exchange rate	1,301
Other	360
Goodwill, gross, as of December 31, 2010	$136,408

Acquisition of DealerTrack Processing Solutions	74,217
Acquisition of Automotive Information Center	490
Acquisition of eCarList	23,427
Disposal of ALG	(33,127)
Impact of change in Canadian dollar exchange rate	(575)
Goodwill, gross, as of December 31, 2011	$200,840

Accumulated impairment losses as of December 31, 2011	—
Goodwill, net, as of December 31, 2011	$200,840

The result of our most recent annual assessment performed on October 1, 2011 did not indicate any impairment of goodwill.

7. Business Combinations

eCarList Acquisition

On July 1, 2011, we acquired substantially all of the assets of eCarList, LLC. eCarList provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarList’s solutions and services are now a part of DealerTrack Inventory solutions, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will expand our subscription business and further strengthen our relationships with automobile dealers.

The initial purchase price of eCarList was $36.4 million, consisting of the following components (in thousands):

Cash consideration	$23,451
Fair value of note payable	10,179
Discount on note payable	(123)
Fair value of contingent consideration	2,900

Total purchase price	$36,407

The note payable has a face value of approximately $11.4 million and has a term of either two years or six years, based on certain factors related to the retention of key individuals. As a result, the note has a compensatory element that will result in compensation expense of approximately $1.3 million to be recorded in our consolidated statement of operations over two years from the date of acquisition. Additionally, we expect to make payments to certain former employees of eCarList related to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

The sellers may earn contingent consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain revenue targets in 2011 and 2012, respectively. The fair value of the contingent consideration will be measured on a quarterly basis until the contingency is resolved. Any subsequent changes to the fair value of the contingent consideration will be recorded in our consolidated statement of operations. The fair value of the contingent consideration as of the July 1, 2011 was estimated at $2.9 million. We estimated the fair value of the contingent consideration as of December 31, 2011 to be $0.9 million using similar methodology. We recorded income of $2.0 million for the quarter ended December 31, 2011 as a result of the decrease in the contingent consideration liability. No amounts were earned based upon the 2011 revenue. Any consideration based upon 2012 revenue would be paid in the first quarter of 2013.

We expensed approximately $1.2 million of professional fees associated with the acquisition for the year ended December 31, 2011. These fees were recorded in selling, general and administrative expenses.

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

The results of eCarList were included in our consolidated statement of operations from the date of acquisition. eCarList’s revenue from the date of acquisition through December 31, 2011, was $7.0 million. We are unable to provide eCarList’s earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

triVIN Holdings, Inc. Acquisition

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as DealerTrack Processing Solutions, Inc., for a purchase price of $125.5 million, net of acquired cash, and reflecting the final working capital adjustment. DealerTrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in the fourth quarter of 2010 and $0.3 million for the year ended December 31, 2011. These fees were recorded in selling, general and administrative expenses.

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

The results of DealerTrack Processing Solutions, Inc. were included in our consolidated statement of operations from the date of acquisition. DealerTrack Processing Solutions, Inc. revenue from the date of acquisition through December 31, 2011, was $57.7 million. We are unable to provide DealerTrack Processing Solutions, Inc. earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

AAX Acquisition

On January 23, 2009, we acquired the AAX suite of inventory management solutions and other assets, including without limitation all of the capital stock of AAX (collectively, AAX), from JM Dealer Services, Inc., a subsidiary of JM Family Enterprises, Inc., for a purchase price of $30.9 million (net of a purchase price adjustment of $1.7 million, which is discussed below). For the year ended December 31, 2009, we expensed approximately $0.5 million of professional fees associated with this acquisition, which is classified in selling, general and administrative expenses.

This acquisition was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

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

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$7,404	6.5
Technology and database	6,245	4.2
AAX trade names	2,010	7.0
Non-compete agreements	980	4.0

Total acquired identifiable intangible assets	$16,639	5.5

The useful life for each of the above acquired long-term intangible assets was determined based on the period which the asset is expected to contribute directly or indirectly to our future cash flows. We recorded approximately $15.3 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. The allocated value of goodwill primarily relates to the acquired workforce and the anticipated synergies resulting from combining AAX with our current Inventory solutions, and $13.0 million of the goodwill recorded is deductible for tax purposes.

The results of AAX were included in our consolidated statement of operations from the date of acquisition. AAX revenue for 2009 was $18.4 million. We are unable to provide AAX earnings since the date of acquisition since we do not have stand-alone earnings reporting for AAX.

Under the terms of the purchase agreement the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of any future products or services of DealerTrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. As of December 31, 2011, approximately $1.1 million of the service credits have been utilized by the seller.

Certain acquired intangibles are being amortized using an accelerated method of amortization.  In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the total expected cash flows over the estimated life of the asset.  We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period.  Based on the nature of the asset and how the asset is valued in purchase accounting, we believe that this method better approximates the distribution of cash flows generated by the acquired intangible asset.  We will also continue to use the straight line method for certain intangible assets if there is no better pattern in which the asset’s economic benefits are consumed or otherwise used up.

AutoStyleMart, Inc. (ASM) Contingent Purchase Price

Under the terms of a merger agreement with ASM, entered into on August 1, 2007, we had a future contingent payment obligation of up to $11.0 million based upon the achievement of certain operational targets from February 2008 through February 2011. As of December 31, 2009, we determined that certain operational targets were probable of being achieved and recorded a liability of $1.0 million. The $1.0 million was deemed compensation for services, as payment was also contingent on certain former stockholders remaining employees or consultants of DealerTrack for a certain period. The $1.0 million of additional consideration was paid in the first quarter of 2010.

ALG Purchase Price Adjustment

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

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the eCarList and DealerTrack Processing Solutions acquisitions in 2011, as well as the divestiture of ALG, had been completed as of January 1, 2010. The unaudited pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, professional fees associated with the acquisition, interest expense on short-term and long-term debt which was not acquired by DealerTrack, compensation expense related to amounts to be paid for continued employment, and compensation expense and interest expense related to the note payable. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)

Net revenue	$357,781	$300,634
Net income (loss)	38,850	(1,888)
Basic net income (loss) per share	0.94	(0.05)
Diluted net income (loss) per share	0.91	(0.05)

8. Disposal of ALG

     On October 1, 2011, we sold our wholly-owned subsidiary, ALG, to TrueCar in a transaction structured as a tax-free reorganization. In consideration for the sale of ALG, we were to receive a 15.0% equity interest in TrueCar and a warrant to increase our ownership interest to up to 19.9%. In a separate series of transactions, TrueCar completed a new equity financing raise with other investors. To maintain our 15.0% ownership upon the closing of the transaction on October 1, 2011, we made an additional investment in TrueCar in the amount of $7.5 million through cash remaining on the balance sheet of ALG on the date of sale.

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

The investment in TrueCar was recorded in the amount of $88.0 million, consisting of $82.5 million representing the fair value of the shares received for ALG (including the additional $7.5 million cash investment) and $5.5 million representing the fair value of the warrant received. The investment is accounted for as a cost method investment.

The warrant is marked to market over its term. For the quarter ended December 31, 2011, there was an increase in the fair value of $1.0 million, which increased the carrying value of the warrant to $6.5 million and a total investment to $89.0 million at December 31, 2011.

We also recorded an intangible asset in the amount of $5.6 million, representing the fair value of a perpetual, royalty-free license received from TrueCar for the future use of certain ALG intellectual property and data in our products and services. The data license is being treated as additional consideration received and is being amortized on a straight-line basis, which reflects its economic benefit, over its estimated useful life of five years.

As a result of the sale, we recognized a pre-tax gain of approximately $47.3 million, calculated as follows (in millions):

Fair value of the shares received	$75.0
Additional cash investment	7.5
Fair value of the warrant received	5.5
Fair value of the data license	5.6
Consideration received	93.6

Cash	7.5
Property and equipment	1.8
Goodwill	33.1
Intangible assets	2.5
Other assets, net	1.4
Less: Carrying value of net assets	46.3

Pre-tax gain	$47.3

We also entered into additional commercial arrangements with TrueCar for its use of certain DealerTrack and Chrome intellectual property and data in its products and services. We have also appointed a director to TrueCar’s board of directors.

In connection with the sale of ALG to TrueCar, we agreed that if we sell our TrueCar shares (including TrueCar shares purchased through the warrant) within three years after the closing for gross cash proceeds of more than $125.0 million, we will pay to TrueCar the excess over that amount up to a maximum of $7.0 million, subject to certain other limitations.

Revenue from the ALG business amounted to approximately $7.6 million through the disposal date of October 1, 2011, and approximately $8.6 million for the year ended December 31, 2010.

We expensed approximately $2.4 million of professional fees associated with the transaction in the year ended December 31, 2011.

9. Accrued Liabilities - Other

     A summary of the components of accrued liabilities – other as of December 31, 2011 and 2010 is as follows (in thousands):

	December 31,
	2011	2010
Professional fees	$2,356	$2,178
Customer deposits	2,390	2,398
Revenue share	1,651	1,043
Sales taxes	1,093	1,102
Software licenses	1,213	1,262
Service credits and customer rebates	747	571
State DMV transaction fees	480	—
Computer equipment	294	1,693
Other	5,263	2,264

Total accrued liabilities - other	$15,487	$12,511

10. Retirement Plans

As of December 31, 2011, we maintained two retirement plans in which employees are eligible to participate.

U.S. employees are eligible to participate in a 401(k) plan which covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a nonelective contribution. Effective April 1, 2009, we discontinued new matching contributions to the plan. As of December 31, 2009, we elected to make a 1% matching contribution on eligible earnings under the 401(k) plan. Effective January 1, 2010, we reinstated the employer matching contributions to the 401(k) plan. As of December 31, 2010, we elected to make an additional matching contribution covering all employees who were active participants on the last day of the plan year in the amount of $0.5 million, or approximately 70% of matching contributions made during the year. As of December 31, 2011, we elected to make an additional matching contribution covering all employees who were active participants on the last day of the plan year in the amount of $1.2 million, or approximately 127% of matching contributions made during the year. Total contributions under the plan for the years ended December 31, 2011, 2010 and 2009 were $2.1 million, $1.3 million and $1.0 million, respectively.

Canadian employees are eligible to participate in a registered retirement savings plan (RRSP) which covers all full time employees. Under the provisions of the RRSP, we are required to match 100% of employee contributions to the plan up to 6% of eligible earnings. Our contributions under the RRSP for the years ended December 31, 2011, 2010 and 2009 were $0.7 million, $0.6 million and $0.3 million respectively.

11. Income Taxes

     The components of our income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
United States	$55,376	$(2,375)	$(16,676)
Canada	7,356	5,139	8,823

Total income (loss) before taxes	$62,732	$2,764	$(7,853)

     The components of our benefit from (provision for) income taxes for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
Current tax:
Federal	$1,108	$1,476	$(383)
State and local	(454)	(810)	1,066
Canada	(1,621)	(2,089)	(4,426)

Total current tax	(967)	(1,423)	(3,743)

Deferred tax:
Federal	1,412	(27,759)	5,915
State and local	2,232	(1,306)	498
Canada	(274)	(109)	849

Total deferred tax	3,370	(29,174)	7,262

Benefit from (provision for) income taxes, net	$2,403	$(30,597)	$3,519

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse. During the year ended December 31, 2010, due to cumulative U.S. book losses and anticipated insufficient taxable income, management determined the need for a full valuation allowance, and recorded it against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets.

     Deferred tax assets and liabilities as of December 31, 2011 and 2010 consisted of the amounts shown below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$12,126	$3,563
Deferred compensation	10,860	14,740
Acquired intangibles	14,092	10,029
Tax credits	2,894	1,881
Capital loss	1,105	1,141
Other	6,713	2,423

Total deferred tax assets	47,790	33,777

Deferred tax liabilities:
Acquired Intangibles	(33,702)	(3,853)
Capitalized software and website development	(6,256)	(4,484)
Depreciation and amortization	(9,632)	(1,146)
Disposal of subsidiary	(20,456)	—
Other	(3,484)	(416)

Total deferred tax (liabilities)	(73,530)	(9,899)

Deferred tax (liabilities) assets, net	(25,740)	23,878

Deferred tax asset valuation allowance	(4,198)	(32,637)

Total deferred tax (liabilities) assets, net	$(29,938)	$(8,759)

      As of December 31, 2011, the $25.7 million net deferred tax liability was the result of temporary differences between book and tax accounting.

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

While we had been forecasting sufficient U.S. book taxable income in future periods, at December 31, 2010 we were in a three-year cumulative pretax book loss position in the United States.   In connection with the acquisition of DealerTrack Processing Solutions, Inc. we expected that amortization expense associated with the acquired intangibles would also negatively impact our future U.S. income streams. Due to the negative impact from the amortization expense associated with the acquired DealerTrack Processing Solutions, Inc. intangibles we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the fourth quarter of the year ended December 31, 2010.

As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, we did not recognize any deferred tax benefits related to U.S. operations during the year ended December 31, 2010. We planned to maintain a full valuation allowance on our net U.S. deferred tax assets until sufficient positive evidence existed to support reversal of the valuation allowance.

As a result of the acquisition of DealerTrack Processing Solutions, Inc., on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets, and thereby we reduced the valuation allowance by approximately $24.5 million during the quarter ended March 31, 2011.

     As a result of the sale of ALG on October 1, 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we reevaluated the need for a full valuation allowance on our net deferred tax assets for the quarter ended December 31, 2011. We determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes is considered more likely than not, primarily due to taxable income in the federal carry back period, anticipated sufficient taxable income and cumulative U.S. book income earned in recent years. During the three months ended December 31, 2011, we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets that had been established during the three months ended December 31, 2010.

     The Company’s deferred tax assets have been reduced in accordance with ASC Topic 718. As such, foreign tax credit carryforwards and net operating losses, which were increased due to excess tax benefits from the exercise of stock options for 2011 and 2009, were not recorded as deferred tax assets. Instead such amounts will be recorded as an addition to stockholders’ equity and will reduce current taxes payable if and when the carryovers and net operating losses are utilized. Deferred tax assets and the related valuation allowance in the above presentation have been reduced by the $6.9 million effect of excess tax deductions from stock options for December 31, 2011.

On December 31, 2011, our remaining deferred tax valuation allowance of $4.2 million consisted of $1.9 million for foreign tax credits, $1.2 million for separate state net operating losses and $1.1 million for capital loss carry forward and other adjustments. At December 31, 2010, we had a valuation allowance of $32.6 million, of which approximately $1.1 million represents an allowance against our state net operating losses, $1.2 million represents an allowance against our impairment loss for auction rate securities, $1.9 million represents an allowance against our foreign tax credits and $28.4 million represents an allowance against our net U.S. deferred tax assets excluding deferred tax liabilities related to indefinite-lived assets.

     As of December 31, 2011 and 2010, we had U.S. federal net operating loss carryforwards of $29.2 million and $6.3 million, respectively. $23.5 million of the current loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022. We have state net operating losses which expire in various times and amounts through 2031. We maintain a portion of the valuation allowance on the state net operating losses.

As of December 31, 2011 and 2010, we had U.S. federal foreign tax credit carryovers of $1.9 million. These credits are available to offset future federal income tax subject to limitation and expire in varying amounts beginning in 2018.  All Canadian net operating loss carryforwards from prior periods were fully utilized.

     The analysis of the effective tax rate for the years ended December 31, 2011, 2010 and 2009, is as follows:

	December 31,
	2011	2010	2009
Pre-tax book income	35.0%	35.0%	35.0%
State taxes	1.5	5.1	2.3
Foreign rate differential	(1.1)	14.5	(6.2)
Deferred tax rate adjustment	—	(5.4)	2.2
Valuation allowance	(36.9)	1,020.5	(9.7)
Deferred tax liability impact of ALG disposal	0.6	—	—
Adjust tax balances for filed returns	(1.9)	25.7	(2.2)
Amended tax returns	—	2.7	17.0
Foreign repatriation	—	—	8.6
Other	(1.0)	8.9	(2.2)

Total	(3.8)%	1,107.0%	44.8%

     The change in effective tax rate for 2011 from 2010 is primarily due to the valuation allowance activity on our net deferred tax assets, the deferred tax impact of the ALG disposal, changes in earnings mix, and the impact of filed and amended tax returns. The change in effective tax rate for 2010 from 2009 is primarily due to the establishment of valuation allowance in 2010, differences in foreign tax rates, benefits derived from tax exempt income, effects of foreign repatriation and changes in earnings mix.  The impact of amounts included in Other do not include any additional significant activity impacting the effective tax rate.

     The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $11.5 million of foreign subsidiaries’ undistributed earnings as of December 31, 2011 because such earnings are intended to be indefinitely reinvested. Permanently reinvested earnings will be used to support our personnel costs as well as costs of our Canadian product offerings, including future development. We believe our current U.S. cash balances and our credit facility provide appropriate liquidity for U.S. operations.

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

     We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (IRS) has concluded a review of our consolidated federal income tax return for the periods ended December 31, 2006 and December 31, 2007 with no income tax adjustments. The IRS completed an examination of DealerTrack Systems, Inc. (f/k/a Arkona, Inc.) for the period ended March 31, 2006 (pre-acquisition period). The federal audit was concluded with no income tax adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2007. Our amended return filings in California, Pennsylvania and New York are under review by each of the respective states. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings.

     Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. We have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million as of December 31, 2011 and 2010.

     A year-over-year reconciliation of our liability for uncertain tax positions is as follows (in millions):

Balance as of January 1, 2009	$0.5
Additions	0.4
Statue expiration	(0.1)

Balance as of December 31, 2009	$0.8

Balance as of January 1, 2010	$0.8
Additions	0.2

Balance as of December 31, 2010	$1.0

Balance as of January 1, 2011	$1.0
Additions	0.4
Settlement	(0.6)

Balance as of December 31, 2011	$0.8

     As of December 31, 2011, approximately $0.5 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

12. Stock Option and Deferred Compensation Plans

Third Amended and Restated 2005 Incentive Award Plan

     Currently, we grant stock options, restricted common stock awards, and restricted stock units, under the 2005 Incentive Award Plan. There is an aggregate of 14,105,847 shares authorized for issuance under the 2005 Plan. As of December 31, 2011, there are 2,611,362 shares available for future issuance.

Stock Options

     The following table summarizes the activity under our stock option plans as of December 31, 2011:

	Number of	Weighted-Average	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2011	4,718,435	$15.59
Options Granted	778,413	21.03
Options Exercised	(860,513)	11.74
Options Forfeited	(176,894)	16.42
Options Expired	(281,573)	24.50

Outstanding as of December 31, 2011	4,177,868	16.77	4.23	$45,709

Vested and expected to vest as of December 31, 2011	4,105,602	16.73	4.20	45,102

Options exercisable as of December 31, 2011	2,804,009	$16.02	3.54	$33,303

The exercise prices range from $2.80 to $47.98 for stock options outstanding and exercisable for the year ended December 31, 2011. The aggregate intrinsic value of options outstanding, vested and unvested expected to vest, and exercisable, represents the total pre-tax intrinsic value, based on our closing stock price.

The intrinsic value of the stock options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $10.3 million, $4.2 million and $6.1 million, respectively.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the status of the non-vested shares of restricted common stock awards, restricted common stock units and performance stock units as of December 31, 2011:

	Restricted Common Stock Awards		Restricted Common Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares as of January 1, 2011	35,626	$32.06	855,360	$13.45	129,860	$17.22
Shares granted	—	—	498,629	20.30	101,165	20.30
Shares vested	(35,626)	32.06	(272,148)	13.37	—	—
Shares canceled/expired/forfeited	—	—	(112,541)	16.04	(19,910)	18.77

Non-vested shares as of December 31, 2011	—	$—	969,300	$16.69	211,115	$18.55

     The total fair value for restricted common stock awards and restricted common stock units that vested during the year ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
Restricted common stock awards	$701	$4,856	$2,939
Restricted common stock units	$5,470	$3,064	$—

Employee Stock Purchase Plan (ESPP)

     For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP will be 95% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2011, the total number of shares of common stock reserved, issued and available for future issuance under the ESPP is 1,500,000, 361,746 and 1,138,254, respectively.

Employees’ Deferred Compensation Plan

     The Employees’ Deferred Compensation Plan is a non-qualified retirement plan that allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2011, 147,823 shares of common stock are available for distribution under the Employees’ Deferred Compensation Plan and 2,177 deferred stock units were recorded under a memo account and have since been distributed.

Directors’ Deferred Compensation Plan

     The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2011, 75,000 shares of common stock are reserved, 55,672 deferred stock units are recorded under a memo account and 19,328 are available for distribution under the Director’s Deferred Compensation Plan. As of December 31, 2011, 12,497 deferred stock units were recorded under a memo account and have since been distributed.

Performance Stock Units

On March 9, 2010, 129,860 performance stock units were granted to certain executive officers. The actual number of performance stock units to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. Each individual’s award was allocated 50% to achieving ANI targets for the year ended December 31, 2010 (ANI Performance Award), and 50% to the TSR of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2010, 2011 and 2012 (TSR Performance Award). The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service until January 31, 2013. In addition, the performance stock units are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control. We have valued the ANI Performance Award and the TSR Performance Award using the Black-Scholes and Monte Carlo valuation pricing models, respectively. The total fair value of the 2010 ANI Performance Award was $0.6 million, which we began expensing during the first quarter of 2010 as it was deemed probable that we would achieve a portion of the ANI targets for 2010. For the year ended December 31, 2010, 51% of the ANI Performance Award, or 33,114 shares, were earned based on actual 2010 results. The total fair value of the 2010 TSR Performance Award was $1.1 million, which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Performance Award targets are not achieved. In 2011, 10,650 units were cancelled and 5,325 units were issued. The measurement period for the TSR Performance Award is through December 31, 2012 and, as such, no awards have been earned as of December 31, 2011.

On February 24, 2011, 86,580 performance stock units were granted to certain executive officers. The actual number of performance stock units to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. Each individual’s award was allocated 50% to achieving ANI targets for the year ended December 31, 2011 (ANI Performance Award) and 50% to the TSR of our common stock as compared to other companies in the NASDAQ Internet Index in the aggregate for the fiscal years 2011, 2012 and 2013 (TSR Performance Award). The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service until January 31, 2014. In addition, the performance stock units are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control. We have valued the ANI Performance Award and the TSR Performance Award using the Black-Scholes and Monte Carlo valuation pricing models, respectively. The total fair value of the ANI Performance Award was $1.1 million, which we began expensing during the first quarter of 2011 as it was deemed probable that we would achieve a portion of the ANI targets for 2011. For the year ended December 31, 2011, 125% of the ANI Performance Award, or 54,112 shares, were earned based on actual 2011 results. The total fair value of the TSR Performance Award was $0.9 million, which is expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Performance Award targets are not achieved. The measurement period for the TSR Performance Award is through December 31, 2013 and, as such, no awards have been earned as of December 31, 2011. In 2011, there were cancellations of 9,260 units and a subsequent reissuance of 9,260 units.

Long Term Incentive Plan (LTIP)

Awards granted under the LTIP, consisted of 455,000 shares of restricted common stock (net of cancellations). Each individual’s total award was allocated 50% to achieving EBITDA, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). The total fair value of the entire EBITDA Performance Award was $6.0 million (prior to estimated forfeitures), of which, in 2007, we began expensing the amount associated with the 2007 award as it was deemed probable that the threshold for the year ending December 31, 2007 would be met. The EBITDA target for 2007 was achieved. As of December 31, 2009, no amounts were expensed related to the EBITDA Performance Awards for 2008 and 2009 as the targets were not achieved. The total value of the entire Market Value Award was $2.5 million (including estimated forfeitures), which was expensed on a straight-line basis from the date of grant over the applicable service period. As long as the service condition was satisfied, the expense was not reversible, even if the market conditions were not satisfied.

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

     Operating lease expense for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
Operating lease expense	$7,331	$5,366	$5,479

     Future minimum rental payments under the noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2012	$7,290
2013	6,135
2014	4,113
2015	3,812
2016	3,147
Thereafter	4,659

Total	$29,156

Included in the future minimum rental payments above are $0.5 million for 2012 and $0.4 million for 2013 related to Chrome. As a result of the contribution of Chrome to a joint venture on January 1, 2012, this rental expense will not be incurred. For further information, please refer to Note 18.

Capital Leases

     The following is an analysis of the leased property under capital leases by major property class as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Computer and office equipment	$753	$1,880
Furniture and fixtures	108	197

	861	2,077

Less: Accumulated depreciation	(455)	(1,656)

Total capital leases, net	$406	$421

     Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,
2012	$269
2013	69
2014	25
2015	10
2016	2

Total minimum lease payments	375
Less: Amount representing taxes, included in total minimum lease payments	(21)

Net minimum lease payments	354
Less: Amount representing interest	(11)

Present value of net minimum lease payments	$343

Service Credit

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of DealerTrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the year ended December 31, 2011, we recorded contra-revenue related to the service credits of $0.9 million. For the year ended December 30, 2010, approximately $0.2 million of the service credits were utilized. As of December 31, 2011, approximately $1.4 million of the service credit remains.

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

Refer to Note 7 for additional contingencies resulting from our business combinations.

Retail Sales Tax

    The Ontario Ministry of Revenue has conducted retail sales tax field audits on the financial records of our Canadian subsidiary, DealerTrack Canada, Inc. for various periods, the most recent being the period from March 1, 2007 through June 30, 2010. For this period, we received a proposed settlement from the ministry indicating unpaid Ontario retail sales tax totaling approximately $63,000, plus interest. The assessment included items for which the ministry concluded that DealerTrack should have self-assessed but did not. DealerTrack did not dispute the ministry’s finding and paid the amount assessed in April 2011. The Ministry did not review or assess on the issue of taxability of our lender revenue transactions.

While we believe that the ministry is barred from further inquiry or assessment through June 30, 2010, in the event the ministry later determined that we are obligated to charge sales tax for this type of transaction, we believe this Canadian subsidiary’s contractual arrangements with its lender customers obligate these customers to pay all sales taxes that are levied or imposed by any taxing authority by reason of the transactions contemplated under the particular contractual arrangement. In the event of any failure to pay such amounts by our customers, we would be required to pay the obligation, which could range from CAD 3.9 million to CAD 4.3 million, including penalties and interest.

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

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $5.3 million as of December 31, 2011, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.2 million as of December 31, 2011.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.

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

On July 8, 2009, the court held Claims 1-4 the ‘427 Patent were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment for the defendants.

On September 8, 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of the ‘841 Patent, the invalidity of the ‘427 Patent, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity.  The defendants also appealed certain findings of the District Court. On May 5, 2011, oral arguments on the appeal were held.  On January 20, 2012, the Court of Appeals released its decision.  The decision reinstated DealerTrack's infringement action against RouteOne and Finance Express on four claims of the '841 patent, found that claims 14, 16 and 17 of the ‘841 Patent were invalid for indefiniteness and upheld the District Court’s decision regarding the invalidity of certain claims of the ‘427 patent.  Unless a party seeks further review, either from the Court of Appeals or the United States Supreme Court, the case will be remanded to the district court for further proceedings.

We believe that the potential liability from this litigation will not have a material effect on our financial position or results of operations when resolved in a future period.

14. Segment Information

     The segment information provided in the table below is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service type.

     Revenue earned in Canada for the years ended December 31, 2011, 2010 and 2009 is approximately 9%, 12% and 11% of our revenue, respectively. Long-lived assets in Canada were $35.5 million and $37.1 million as of December 31, 2011 and 2010, respectively.

     Supplemental disclosure of revenue by service type for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	December 31,
	2011	2010	2009
Transaction services revenue	$184,892	$102,000	$94,406
Subscription services revenue	146,621	123,547	114,931
Other	21,781	18,279	16,289

Total net revenue	$353,294	$243,826	$225,626

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

The one-time $15.0 million payment is being recorded as a reduction in transaction revenue over the period of expected benefit of approximately five years. For the years ended December 31, 2011 and 2010, we recorded contra-revenue related to revenue earned from the Ally strategic relationship of $3.2 million and $1.6 million, respectively. As a result of the ALG disposal on October 1, 2011, we reduced the remaining asset by $0.4 million. As of December 31, 2011, we have $9.8 million of the payment remaining to be amortized to contra-revenue, of which, we have classified $3.1 million in prepaid expenses and other current assets and $6.7 million in other long-term assets. As of December 31, 2010, $13.4 million of the payment was remaining to be amortized to contra-revenue, of which $3.2 million was classified in prepaid expenses and other current assets and $10.2 million was classified in other long-term assets.

17. Revolving Credit Facility

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purposes (including capital expenditures and investments), subject to certain conditions, and which matures on April 20, 2015. The agreement for this credit facility also permits us, under certain conditions, to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders. Our obligations under the credit facility are guaranteed by certain of our existing and future subsidiaries and secured by substantially all of the assets of the company and subsidiaries. The interest rate on this credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 225 basis points and 275 basis points in the case of Eurodollar/CDOR loans and (b) between 125 basis points and 175 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our subsidiaries (the ratio of consolidated total debt of us and our subsidiaries to consolidated EBITDA) not to exceed 2.75 to 1.00 and an interest coverage ratio (EBITDA to cash interest expense) not to be less than 3.0 to 1.0. Additionally, under the credit facility we are required to make quarterly commitment fees payments on any available revolving amounts at a rate between 40 basis points and 50 basis points based on our consolidated leverage ratio. Interest expense related to the commitment fee for the year ended December 31, 2011 was $0.3 million. We capitalized approximately $1.9 million of debt issuance costs associated with the credit facility, of which $1.6 million was remaining to be amortized as interest expense as of December 31, 2011. Debt issuance costs amortized to interest expense for the year ended December 31, 2011 were $0.3 million. As of December 31, 2011, we had no amounts outstanding under our credit facility.

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

As of December 31, 2011, we were in compliance with all restrictive covenants and financial ratios.

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

18. Subsequent Events

    On January 1, 2012, we completed the series of transactions provided for in the Omnibus agreement dated December 20, 2011 by and among Chrome Systems, Inc. (Chrome), our wholly-owned subsidiary, Autodata Solutions, Inc. (Autodata) and Autodata Solutions Company, subsidiaries of Internet Brands Inc. (Internet Brands), and AutoChrome Company (Omnibus Agreement).  The Omnibus Agreement provided for the formation of a 50%/50% joint venture named “Chrome Data Solutions” through the organization of (i) a Delaware limited liability company, (ii) a Delaware limited partnership that is a subsidiary of such limited liability company and (iii) a Nova Scotia unlimited liability company (collectively, the “Joint Venture”), pursuant to which the parties intend to collaboratively develop, market and sell automotive content products and services.  Pursuant to the Omnibus Agreement, the Joint Venture was formed by the following steps, among others:  (a) Chrome contributed substantially all of its assets and liabilities to the Joint Venture; (b) Autodata contributed substantially all of the assets and liabilities of its content division (other than assets to be exclusively licensed to the Joint Venture, as described in the following clause (c)) to the Joint Venture; (c) Autodata exclusively licensed certain of its intellectual property to the Joint Venture; (d) DealerTrack, Inc. received a perpetual, irrevocable license to use certain Joint Venture intellectual property and data in its products and services; and (e) the parties entered into agreements to form and govern the Joint Venture and provide for certain other matters concerning the Joint Venture. The board of the Joint Venture consists of two members from each contributing party, one of which will serve as the chair on a rotating basis.

     As a result of the contribution, based upon our preliminary valuation, we expect to recognize a pre-tax gain of approximately $27.7 million, which represents the consideration received of $44.1 million (representing 50% of the fair value of the shares received in the joint venture) less the carrying value of the net assets of Chrome. The carrying value of the net assets of Chrome was $16.4 million, which includes $1.8 million of cash, $3.9 million of property and equipment, $7.9 million of goodwill, $2.0 million of intangible assets, other assets and liabilities of $0.8 million.

     Commencing on January 1, 2012, we will record, within our statement of operations, 50% of the earnings of the joint venture.  These earnings will be offset by amortization charges relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.   This basis difference, based upon a preliminary valuation of the fair value of intangibles, is expected to be approximately $15 million. The basis difference will be recorded based upon the lives of the underlying assets which gave rise to the basis difference.  The lives range from 2 to 10 years.

    On January 23, 2012, we agreed to sell a non-core asset for $5.5 million.

DEALERTRACK HOLDINGS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance at
	Beginning of	Charged to		Other	End of
Description	Period	Expenses	Deductions	Adjustments	Period
	(in thousands)
As of December 31, 2011:
Allowance for doubtful accounts	$652	$2,324	$(2,017)	$476	$1,435
Allowance for sales credits	2,606	4,683	(3,698)	76	3,667
Deferred tax valuation allowance	32,637	121	(28,560)	—	4,198	(1)
As of December 31, 2010:
Allowance for doubtful accounts	$756	$1,176	$(1,280)	$—	$652
Allowance for sales credits	1,921	4,312	(3,627)	—	2,606
Deferred tax valuation allowance	3,862	28,415	(209)	569	32,637	(2)
As of December 31, 2009:
Allowance for doubtful accounts	$948	$2,127	$(2,319)	$—	$756
Allowance for sales credits	900	5,571	(4,550)	—	1,921
Deferred tax valuation allowance	3,322	1,246	(488)	(218)	3,862	(3)

(1)	For the year ended December 31, 2011, the deferred tax valuation allowance was reduced by $28.4 million including a $25.1 million reduction as a result of the acquisition of DealerTrack Processing Solutions Inc. and the sale of ALG, Inc. The deferred tax valuation allowance was also reduced by $3.3 million for current year activity of our deferred tax assets and liabilities positions, $0.1 million for our capital loss carryforwards, offset by a $0.1 million increase related to state and local net operating loss carryovers. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	For the year ended December 31, 2010, the deferred tax valuation allowance was increased by $28.8 million consisting of an increase of $28.4 million due to the company being in a cumulative U.S. book loss position and posting a full valuation allowance on the net U.S. deferred tax assets excluding deferred tax liabilities related to indefinite-lived assets and an increase of $0.6 million due to an increase in unrealizable foreign tax credit carryovers, offset by a decrease of $0.2 million in deferred tax assets related to capital loss carryforwards. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	For the year ended December 31, 2009, the deferred tax valuation allowance was increased by $0.5 million consisting of an increase of $1.2 million due to an increase in unrealizable foreign tax credit carryovers, offset by a decrease of $0.5 million due to a decrease in deferred tax assets related to auction rate securities and $0.2 million decrease related to state and local net operating loss carryovers. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

DealerTrack’s evaluation of internal control over financial reporting as of December 31, 2011 did not include the internal control over financial reporting related to the triVIN Holdings, Inc. (triVIN) or eCarList, LLC because they were acquired in business purchase combinations in January and July 2011, respectively. Total revenue for these acquisitions represented 18% of the related consolidated financial statement amounts for the year ended December 31, 2011. As December 31, 2011, triVIN assets were 28% of total assets, of which triVIN acquired goodwill and intangibles were 22% of total assets. As December 31, 2011, eCarList, LLC assets were 5% of total assets, of which acquired goodwill and intangibles of eCarList, LLC were also 5% of total assets. See Note 8 to the consolidated financial statements in Item 8.

     Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

     The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

     Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2012.

Item 10. Directors, Executive Officers of Corporate Governance

     The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 11. Executive Compensation

     The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14. Principal Accountant Fees and Services

     The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15. Exhibits, Financial Statement Schedule

     (a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the three years ended December 31, 2011

Consolidated Statements of Cash Flows for the three years ended December 31, 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years ended December 31, 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II

(3) Exhibits

Number	Description

2.1 (13)	Agreement and Plan of Merger Agreement and Plan of Merger dated January 7, 2011 between DealerTrack Holdings, Inc., triVIN Holdings, Inc., PS Acquisition Corp., American Capital, Ltd. and certain other shareholders of triVIN.

2.2 (15)	Asset Purchase Agreement dated May 24, 2011 between DealerTrack AAX, Inc., eCarList, LLC and certain members of eCarList.

2.3 (16)	Agreement and Plan of Merger dated August 19, 2011 between DealerTrack Data Services, Inc., ALG, Inc., TrueCar, Inc., and DDS Acquisition Sub, Inc.

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (3)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.3 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.4 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Mark F. O’Neil

10.5 (12)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.6 (12)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.7 (12)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Richard McLeer

10.8 (12)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.9 (12)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.
10.10 (12)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Rick G. Von Pusch

10.11 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.12 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.13 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Eric D. Jacobs.

10.14 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.15 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between DealerTrack Holdings, Inc. and Rajesh Sundaram

10.17 *	Senior Executive Employment Agreement, dated as of September 15, 2011, by and between Ana Herrera and DealerTrack Holdings, Inc.

10.18 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.19 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.20 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.21 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.22 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.23 (12)	Third Amended and Restated 2005 Incentive Award Plan, effective as of June 17, 2009.

10.24 (5)	Form of Stock Option Agreement.

10.25 (5)	Form of Restricted Stock Agreement.

10.26 (10)	Form of Restricted Stock Unit Agreement.

10.27 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.28 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.29 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.30 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (9)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.32 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.33 (9)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.34 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.35 (14)	Credit Agreement dated April 20, 2011 between DealerTrack Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto and Keybank National Association as Syndication Agent.

10.36 (17)	Warrant to Purchase Shares of Common Stock dated as of October 1, 2011 between DealerTrack Data Services, Inc. and TrueCar, Inc.

10.37 (18)	Omnibus Agreement dated as of December 20, 2011, among Chrome Systems, Inc., Autodata Solutions, Inc., Autodata Solutions Company and AutoChrome Company.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

89

__________________________________

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on August 23, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on October 6, 2011.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011.

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

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2012

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

Signature	Title	Date

/s/ Mark F. O’Neil Mark F. O’Neil	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 22, 2012

/s/ Eric D. Jacobs Eric D. Jacobs	Senior Vice President, Chief Financial and Administrative Officer (principal financial and accounting officer)	February 22, 2012

/s/ Mary Cirillo-Goldberg Mary Cirillo-Goldberg	Director	February 22, 2012

/s/ Ann B. Lane Ann B. Lane	Director	February 22, 2012

/s/ John J. McDonnell, Jr. John J. McDonnell, Jr.	Director	February 22, 2012

/s/ James David Power III James David Power III	Director	February 22, 2012

/s/ Howard L. Tischler Howard L. Tischler	Director	February 22, 2012

/s/ Barry Zwarenstein Barry Zwarenstein	Director	February 22, 2012

/s/ James Foy James Foy	Director	February 22, 2012

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

Number	Description

2.1 (13)	Agreement and Plan of Merger Agreement and Plan of Merger dated January 7, 2011 between DealerTrack Holdings, Inc., triVIN Holdings, Inc., PS Acquisition Corp., American Capital, Ltd. and certain other shareholders of triVIN.

2.2 (15)	Asset Purchase Agreement dated May 24, 2011 between DealerTrack AAX, Inc., eCarList, LLC and certain members of eCarList.

2.3 (16)	Agreement and Plan of Merger dated August 19, 2011 between DealerTrack Data Services, Inc., ALG, Inc., TrueCar, Inc., and DDS Acquisition Sub, Inc.

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of DealerTrack Holdings, Inc.

3.2 (4)	Form of Amended and Restated By-laws of DealerTrack Holdings, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among DealerTrack Holdings, Inc. and the stockholders of DealerTrack Holdings, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

10.1 (3)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.3 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and DealerTrack Holdings, Inc.

10.4 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Mark F. O’Neil

10.5 (12)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.6 (12)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and DealerTrack Holdings, Inc.

10.7 (12)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Richard McLeer

10.8 (12)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.

10.9 (12)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and DealerTrack Holdings, Inc.
10.10 (12)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Rick G. Von Pusch

10.11 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.12 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and DealerTrack Holdings, Inc.

10.13 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between DealerTrack Holdings, Inc. and Eric D. Jacobs.

10.14 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.15 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and DealerTrack Holdings, Inc.

10.16 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between DealerTrack Holdings, Inc. and Rajesh Sundaram

10.17 *	Senior Executive Employment Agreement, dated as of September 15, 2011, by and between Ana Herrera and DealerTrack Holdings, Inc.

10.18 (1)	2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of August 10, 2001.

10.19 (1)	First Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of December 28, 2001.

10.20 (1)	Second Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of March 19, 2003.

10.21 (1)	Third Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc., effective as of January 30, 2004.

10.22 (6)	Fourth Amendment to 2001 Stock Option Plan of DealerTrack Holdings, Inc. effective as of February 10, 2006.

10.23 (12)	Third Amended and Restated 2005 Incentive Award Plan, effective as of June 17, 2009.

10.24 (5)	Form of Stock Option Agreement.

10.25 (5)	Form of Restricted Stock Agreement.

10.26 (10)	Form of Restricted Stock Unit Agreement.

10.27 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.28 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.29 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.30 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (9)	First Amendment to DealerTrack Holdings, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.32 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.33 (9)	First Amendment to DealerTrack Holdings, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.34 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.35 (14)	Credit Agreement dated April 20, 2011 between DealerTrack Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto and Keybank National Association as Syndication Agent.

10.36 (17)	Warrant to Purchase Shares of Common Stock dated as of October 1, 2011 between DealerTrack Data Services, Inc. and TrueCar, Inc.

10.37 (18)	Omnibus Agreement dated as of December 20, 2011, among Chrome Systems, Inc., Autodata Solutions, Inc., Autodata Solutions Company and AutoChrome Company.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 __________________________

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on August 23, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on October 6, 2011.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011.

