Form 10-Q
period 2012-03-31
DealerTrack Holdings, Inc.
filed 2012-05-09
CIK 1333513

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 42,439,813 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$257,544	$78,709
Investments	80	46
Customer funds	1,477	1,097
Customer funds receivable	20,526	18,695
Accounts receivable, net of allowances of $4,962 and $5,102 as of March 31, 2012 and December 31, 2011, respectively	39,025	37,588
Deferred tax assets	9,188	9,171
Prepaid expenses and other current assets	23,668	23,011

Total current assets	351,508	168,317

Property and equipment, net	21,816	21,637
Software and website developments costs, net	36,241	37,341
Investments — long-term (Note 8)	132,359	89,000
Intangible assets, net	87,551	96,441
Goodwill	193,423	200,840
Deferred tax assets	33,436	34,421
Other assets — long-term	17,155	12,356

Total assets	$873,489	$660,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,599	$7,792
Accrued compensation and benefits	8,625	17,915
Accrued liabilities — other	17,144	15,487
Customer funds payable	22,003	19,792
Deferred revenue	8,531	9,115
Deferred tax liabilities	3,443	3,443
Capital leases payable	204	255

Total current liabilities	65,549	73,799

Capital leases payable	103	107
Deferred tax liabilities	80,044	70,087
Deferred revenue	6,093	6,730
Due to acquirees	10,650	10,493
Other liabilities	4,354	4,381
Senior convertible notes, net (Note 16)	156,582	—

Total long-term liabilities	257,826	91,798

Total liabilities	323,375	165,597

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 45,551,130 shares issued and 42,428,638 shares outstanding as of March 31, 2012; and 44,957,890 shares issued and 41,858,697 shares outstanding as of December 31, 2011	456	450
Treasury stock, at cost, 3,122,492 shares and 3,099,193 shares as of March 31, 2012 and December 31, 2011, respectively	(52,224)	(51,567)
Additional paid-in capital	524,319	486,284
Accumulated other comprehensive income	7,376	6,363
Retained earnings	70,187	53,226

Total stockholders’ equity	550,114	494,756

Total liabilities and stockholders’ equity	$873,489	$660,353

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and
	per share amounts)
Revenue:
Net revenue	$91,617	$77,191

Operating expenses:
Cost of revenue (1)	53,696	44,099
Product development (1)	3,544	3,742
Selling, general and administrative (1)	33,032	30,424

Total operating expenses	90,272	78,265

Income (loss) from operations	1,345	(1,074)
Interest income	230	114
Interest expense	(1,157)	(32)
Other income, net	76	7
Gain on disposal of subsidiary (Note 7)	27,693	—
Earnings from equity method investment, net (Note 8)	163	—

Income (loss) before (provision for) benefit from income taxes, net	28,350	(985)
(Provision for) benefit from income taxes, net	(11,389)	25,713

Net income	$16,961	$24,728

Basic net income per share	$0.40	$0.61
Diluted net income per share	$0.39	$0.59
Weighted average common stock outstanding (basic)	42,090,947	40,851,659
Weighted average common stock outstanding (diluted)	43,720,166	42,103,811

(1)   Stock-based compensation expense recorded for the three months ended March 31, 2012 and 2011 was classified as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$635	$427
Product development	214	185
Selling, general and administrative	2,481	2,330

The accompanying notes are an integral part of these consolidated financial statements.

4

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$16,961	$24,728

Other comprehensive income, net of tax
Foreign currency translation adjustments	980	1,181
Unrealized gain on available for sale securities	33	224
Other comprehensive income	1,013	1,405

Total comprehensive income	$17,974	$26,133

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities:
Net income	$16,961	$24,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,979	11,745
Deferred tax provision (benefit)	10,893	(24,670)
Stock-based compensation expense	3,330	2,942
Provision for doubtful accounts and sales credits	2,146	1,737
Earnings from equity method investment, net	(163)	—
Deferred compensation	38	50
Stock-based compensation windfall tax benefit	(2,943)	(1,304)
Gain on disposal of subsidiary	(27,693)	—
Amortization of debt issuance costs and debt discount	729	—
Change in contingent consideration	(250)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,742)	(6,420)
Prepaid expenses and other current assets	3,059	(3,301)
Other assets — long-term	1,539	809
Accounts payable and accrued expenses	(11,441)	(11,350)
Deferred rent	48	92
Deferred revenue	527	788
Other liabilities — long-term	(1,166)	705

Net cash provided by (used in) operating activities	851	(3,449)

Investing activities:
Capital expenditures	(1,695)	(3,102)
Capitalized software and website development costs	(3,665)	(3,359)
Cash contributed for equity method investment	(1,750)	—
Payment for acquisition of businesses, net of acquired cash	—	(128,482)

Net cash used in investing activities	(7,110)	(134,943)

Financing activities:
Principal payments on capital lease obligations and financings arrangements	(349)	(159)
Proceeds from the exercise of employee stock options	3,478	2,215
Proceeds from employee stock purchase plan	184	175
Proceeds from the issuance of senior convertible notes	200,000	—
Payments for debt issuance costs	(6,690)	—
Payments for convertible note hedges	(43,940)	—
Proceeds from the issuance of warrants	29,740	—
Purchase of treasury stock	(657)	(437)
Stock-based compensation windfall tax benefit	2,943	1,304

Net cash provided by financing activities	184,709	3,098

Net increase (decrease) in cash and cash equivalents	178,450	(135,294)
Effect of exchange rate changes on cash and cash equivalents	385	280
Cash and cash equivalents, beginning of period	78,709	192,563

Cash and cash equivalents, end of period	$257,544	$57,549

Supplemental Disclosure:
Cash paid for:
Income taxes	$1,109	$1,280
Interest	217	14
Non-cash investing and financing activities:
Non-cash consideration issued for investment in Chrome Data Solutions (Note 7)	42,301	—
Accrued capitalized hardware, software and fixed assets	1,879	3,725
Capitalized stock-based compensation	—	31
Deferred compensation reversal to equity	38	50
Assets acquired under capital leases and financing arrangements	725	—

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Business Description and Basis of Presentation

Business Description

DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application network in the United States and Canada.  DealerTrack's Dealer Management System (DMS) solution provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solution offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with real-time listings designed to accelerate used-vehicle turn rates and increase dealer profits. DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers Processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2011 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of a statement of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 22, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Beginning with the quarter ending March 31, 2012, we are presenting our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income as two separate but consecutive statements.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, certain previously reported amounts have been reclassified on the consolidated statement of operations. These reclassifications did not have a material impact on our previously issued consolidated financial statements.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

Senior Convertible Notes

In accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options (ASC 470-20), we separately account for the liability and equity components of our senior convertible notes, which were issued on March 5, 2012. The estimated fair value of the liability component is computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity component, which is recognized as a debt discount and recorded in additional paid-in capital, represents the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The effective interest rate used to amortize the debt discount is based on our estimated non-convertible borrowing rate as of the date the notes were issued.

Stock-Based Compensation Expense and Assumptions

Expected Stock Price Volatility

As of January 1, 2012, we determine the expected volatility of any stock-based awards we issue based on our historical volatility. Previously, due to our limited public company history, the expected volatility for stock-based awards was determined using a time-weighted average of our historical volatility and the expected volatility of similar entities whose common shares are publicly-traded.

Equity Method Accounting

We apply the equity method of accounting to investments in which we generally own more than 20% and where we exercise significant influence.

Transaction Revenue

Collateral Management Services Transaction Revenue

Our collateral management solution provides vehicle title and administration services for our customers, which are comprised mainly of lenders, financial institutions and credit unions. The solution facilitates communication between our customers and the state department of motor vehicles by providing a solution for our customers to monitor title perfection and expedite the processing of liens with the state department of motor vehicles. We offer both paper-based and electronic-based title services depending on state requirements. Customer contracts for title services are principally comprised of two elements: (1) title perfection confirmation and (2) title administration.

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

Based on the above criteria, paper and electronic-based collateral management service revenue are separated into two units of accounting. We recognize a portion of the paper-based transaction fee upon receipt of title and lien documentation supporting title perfection from the department of motor vehicles. For electronic-based titles, we recognize a portion of the fee upon electronic acknowledgement that the department of motor vehicles’ records reflect the customer as the lien holder. For paper-based title services, amounts allocated to each unit of accounting are based upon vendor-specific objective evidence.  For electronic-based title services, amounts allocated to each unit of accounting are based upon estimated selling price, which is based upon an adjustment to the selling price of our individual paper-based title services, when sold separately. The adjustment to the selling price is due to the lower selling price of electronic-based services compared to paper-based services.

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

Financial assets measured at fair value on a recurring basis include the following as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2012
Cash equivalents (1)	$186,422	$—	$—	$186,422
Short-term investments (2)	80	—	—	80
Long-term investments (3)	—	—	6,500	6,500

Total	$186,502	$—	$6,500	$193,002

Contingent consideration (4)	—	—	(650)	(650)

Total	$—	$—	$(650)	$(650)

As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Cash equivalents (1)	$6,594	$—	$—	$6,594
Short-term investments (2)	46	—	—	46
Long-term investments (3)	—	—	6,500	6,500

Total	$6,640	$—	$6,500	$13,140

Contingent consideration (4)	—	—	(900)	(900)

Total	$—	$—	$(900)	$(900)

(1)	Cash equivalents consist of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	As of March 31, 2012 and December 31, 2011, Level 1 short-term investments include an investment in a tax-advantaged preferred security, for which we determined fair value based on the quoted market price of the underlying security.

(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant is revalued each reporting period, with the change in fair value recorded in the consolidated statements of operations. The fair value of the warrant is estimated using a Black-Scholes option pricing model. The significant unobservable inputs used in the pricing model are share price, expected volatility, and expected term. An increase (decrease) in any of these individual inputs would result in a significantly higher (lower) fair value measurement. For the three months ended March 31, 2012, an estimated increase in share price was offset by a decrease in the remaining expected term, resulting in a net nominal change.

(4)	A portion of the purchase price of eCarList included contingent consideration payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded as the change in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of March 31, 2012 to be $0.7 million. We recorded income of $0.3 million for the quarter ended March 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

A reconciliation of the beginning and ending balances of the warrant is as follows (in thousands):

Balance as of December 31, 2011	$6,500
Change in fair value of warrant (3)	—

Balance as of March 31, 2012	$6,500

A reconciliation of the beginning and ending balances of the contingent consideration is as follows (in thousands):

Balance as of December 31, 2011	$(900)
Change in fair value of contingent consideration (4)	250

Balance as of March 31, 2012	$(650)

Senior convertible notes

Our senior convertible notes are not marked-to-market and are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount. The approximate aggregate fair value of our senior convertible notes as of March 31, 2012 is $213.0 million. The fair value of the senior convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

4. Net Income Per Share

We compute net income per share in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Under ASC 260, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

     The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011

Numerator:
Net income	$16,961	$24,728

Denominator:
Weighted average common stock outstanding (basic)	42,090,947	40,851,659
Common equivalent shares from options to purchase common stock and restricted common stock units	1,629,219	1,252,152

Weighted average common stock outstanding (diluted)	43,720,166	42,103,811

Basic net income per share	$0.40	$0.61

Diluted net income per share	$0.39	$0.59

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive:

	Three Months Ended March 31,
	2012	2011

Stock options	537,404	1,190,084
Restricted stock units	102,591	133,832
Performance stock units	—	40,692

Total antidilutive awards	639,995	1,364,608

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37. Additional dilution will occur if our stock price is greater than the warrant strike price of $46.18.

5. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We have four types of stock-based compensation awards: stock options, restricted common stock, restricted stock units, and performance stock units. For further information, see Notes 2 and 12 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following summarizes stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$1,160	$1,293
Restricted common stock	—	208
Restricted stock units	1,784	1,237
Performance stock units	386	204

Total stock-based compensation expense	$3,330	$2,942

6. Business Combinations

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisitions of DealerTrack Processing Solutions and eCarList, as well as the divestiture of ALG had been completed January 1, 2010, and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture, had been completed as of January 1, 2011. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the acquisition, interest expense on short-term and long-term debt which was not acquired, compensation expense related to amounts to be paid for continued employment, compensation expense and interest expense related to the eCarList note payable, revenue and costs from commercial arrangements, and data license costs and amortization. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

Three Months Ended March 31,
2011
(In thousands, except per share data)
Net revenue	$77,074
Net income	323
Basic net income per share	0.01
Diluted net income per share	0.01

7. Contribution to Chrome Data Solutions

On January 1, 2012, we completed the series of transactions provided for in the Omnibus Agreement dated December 20, 2011 by and among Chrome Systems, Inc., our wholly-owned subsidiary (Chrome), Autodata Solutions, Inc. (Autodata) and Autodata Solutions Company, subsidiaries of Internet Brands Inc. (Internet Brands), and AutoChrome Company (the Omnibus Agreement).  The Omnibus Agreement provided for the formation of a 50%/50% joint venture named “Chrome Data Solutions” through the organization of (i) a Delaware limited liability company, (ii) a Delaware limited partnership that is a subsidiary of such limited liability company and (iii) a Nova Scotia unlimited liability company (collectively, the Joint Venture), pursuant to which the parties would collaboratively develop, market and sell automotive content products and services.  Pursuant to the Omnibus Agreement, the Joint Venture was formed by the following steps, among others:  (a) Chrome contributed substantially all of its assets and liabilities to the Joint Venture; (b) Autodata contributed substantially all of the assets and liabilities of its content division (other than assets to be exclusively licensed to the Joint Venture, as described in the following clause (c)) to the Joint Venture; (c) Autodata exclusively licensed certain of its intellectual property to the Joint Venture; (d) DealerTrack received a perpetual, irrevocable license to use certain Joint Venture intellectual property and data in its products and services; and (e) the parties entered into agreements to form and govern the Joint Venture and provide for certain other matters concerning the Joint Venture. The board of the Joint Venture consists of two members from each contributing party, one of which serves as the chair on a rotating basis. As a result of the ownership level and governance, we have significant influence over the operations of the entity, and therefore we account for the investment under the equity method of accounting.

As a result of the contribution, we recognized a pre-tax gain of approximately $27.7 million, calculated as follows (in thousands):

Cash	$1,750
Property and equipment	3,947
Goodwill	7,874
Intangible assets	2,017
Other assets, net	769
Carrying value of contributed net assets of Chrome	16,357

Total consideration received (50% of the fair value of shares received)	44,050

Pre-tax gain	$27,693

For further information on the investment in Chrome Data Solutions, see Note 8.

8. Long-Term Investments

Long-term investments as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Cost method investment in TrueCar	$82,500	$82,500

Warrant in TrueCar	6,500	6,500

Equity method investment – Joint Venture:
Investment	44,050	—
Share of net income	1,159	—
Amortization of basis difference	(996)	—
Cash distributions received	(854)	—
Total equity method investment – Joint Venture	43,359	—

Total long-term investments	$132,359	$89,000

Cost method investment – TrueCar

On October 1, 2011, we sold our wholly-owned subsidiary, ALG, to TrueCar. In consideration for the sale of ALG, we received an equity interest in TrueCar and a warrant to increase our ownership interest. We are not aware of factors requiring further assessment and we do not believe this investment was impaired as of March 31, 2012.

Equity method investment – Joint Venture

Commencing on January 1, 2012, we recorded, within our statement of operations, 50% of the net income of Chrome Data Solutions. Cash distributions, which are based on a defined calculation considering results of operations and cash flows, are expected to be received quarterly.

Our earnings from the equity method investment will be reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.  This basis difference, based upon a valuation of the fair value of contributed assets, is $15.5 million and will be recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of March 31, 2012 is $14.5 million. The amortization of the basis difference to be recorded for the remainder of 2012 is $3.0 million and for 2013 is $2.8 million.

In connection with the contribution of assets to Chrome Data Solutions on January 1, 2012, certain Chrome employees remained employed by DealerTrack until January 31, 2012.  Their salary and related benefits are recorded in cost of revenue, product development and selling, general and administrative expenses.  The reimbursement for these costs, in the amount of $0.8 million, has been recorded as a reduction of selling, general and administrative expenses for the three months ended March 31, 2012.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three months ended March 31, 2012, we accrued approximately $0.1 million of expense in connection with the annual data license. Amounts paid for the data license are generally returned in a cash distribution in the quarter of payment.

During the three months ended March 31, 2012, we expensed approximately $0.1 million for services received. In addition, we recorded income of approximately $0.1 million for services performed. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively. We expect this transition services agreement activity to continue throughout 2012.

The summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet	(Unaudited)
March 31,
2012
Current assets	$12,442
Non-current assets	33,414
Total assets	$45,856

Current liabilities	$5,786
Non-current liabilities	419
Total liabilities	$6,205

Condensed Results of Operations

(Unaudited)
Three months ended
March 31, 2012
Sales	$14,064
Gross profit	10,640
Net income	2,319

9. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2012	2011
Computer equipment	3 – 5	$41,251	$40,456
Office equipment	5	4,535	4,789
Furniture and fixtures	5	3,805	3,693
Leasehold improvements	3 – 13	3,830	3,545

Total property and equipment, gross		53,421	52,483
Less: Accumulated depreciation		(31,605)	(30,846)

Total property and equipment, net		$21,816	$21,637

Depreciation expense related to property and equipment for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Depreciation expense	$2,206	$1,916

10. Intangible Assets

     Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$74,842	$(34,215)	$76,191	$(31,745)	4-7
Database	492	(492)	492	(492)	3-6
Trade names	4,891	(1,712)	4,889	(1,484)	2-10
Technology	62,941	(28,140)	63,900	(25,057)	2-5
Non-compete agreements	6,890	(2,932)	7,299	(2,796)	4-5
State DMV relationships	6,190	(1,204)	6,190	(946)	6

Total	$156,246	$(68,695)	$158,961	$(62,520)

Amortization expense related to intangibles for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Intangible amortization expense	$6,879	$6,860

Amortization expense that will be charged to income for the remaining period of 2012 and for each of the subsequent five years and thereafter is estimated, based on the March 31, 2012 book value, as follows (in thousands):

Remainder of 2012	$18,878
2013	22,584
2014	18,956
2015	15,909
2016	7,833
2017	3,049
Thereafter	342

Total	$87,551

On January 23, 2012, we agreed to sell a Chrome-branded asset, which was not contributed to the joint venture, for $5.5 million. We are currently completing the necessary procedures required as part of the agreement which must be completed prior to close of the sale of the asset. We expect to complete the sale and record a gain of $5.5 million in the third quarter of 2012. We expect to incur costs in connection with the sale of this asset. We incurred costs of $0.1 million for the three months ended March 31, 2012.

11. Goodwill

The change in carrying amount of goodwill for the three months ended March 31, 2012 is as follows (in thousands):

Goodwill, gross, as of December 31, 2011	$200,840
Accumulated impairment losses as of December 31, 2011	—
Goodwill, net, as of December 31, 2011	$200,840

Impact of change in Canadian dollar exchange rate	457
Contribution of Chrome goodwill	(7,874)
Goodwill, gross, as of March, 31, 2012	$193,423

Accumulated impairment losses as of March 31, 2012	—
Goodwill, net, as of March 31, 2012	$193,423

12. Accrued Liabilities – Other

Following is a summary of the components of other accrued liabilities (in thousands):

	March 31,	December 31,
	2012	2011
Professional fees	$2,944	$2,356
Customer deposits	2,392	2,390
Revenue share	1,258	1,651
Sales taxes	1,082	1,093
Software licenses and maintenance contracts	1,313	1,213
Service credits and customer rebates	274	747
State DMV transaction fees	582	480
Computer equipment	539	294
eCarList contingent consideration	650	—
Interest	476	275
Other	5,634	4,988

Total accrued liabilities - other	$17,144	$15,487

13. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (IRS) has initiated a review of our consolidated federal income tax return for the period ended December 31, 2009.

The total liability for uncertain tax positions that would affect our effective rate upon resolution of the uncertain tax position, which is recorded in our consolidated balance sheet in accrued other liabilities, as of both March 31, 2012 and December 31, 2011, was $0.5 million.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both March 31, 2012 and December 31, 2011, accrued interest and penalties related to tax positions taken on our tax returns are approximately $0.1 million.

The provision of $11.4 million for the three months ended March 31, 2012, includes $10.4 million of tax provision on the gain recorded in conjunction with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, as well as $1.2 million of provision from the elimination of Chrome net deferred tax assets.

14. Commitments and Contingencies

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

Service Credit

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of DealerTrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the three months ended March 31, 2012 and 2011, we recorded contra revenue related to the service credits of $0.3 million and $0.1 million, respectively. As of March 31, 2012, approximately $1.1 million of the service credit remains.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.1 million as of March 31, 2012, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.2 million as of March 31, 2012.

Lease Termination

During the three months ended March 31, 2012, we attempted to exercise an early termination clause in a lease for one of our locations.   The landlord refused to accept our early termination notice.  The termination, if accepted by the landlord, would result in our being required to pay an early termination fee of $1.3 million upon the early termination of the lease.  No amounts have been recorded to the consolidated statement of operations for the three months ended March 31, 2012 as the termination has not been accepted.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described below.

DealerTrack, Inc. v. Finance Express et al., CV-06-2335; DealerTrack, Inc. v. RouteOne and Finance Express et al., CV-06-6864; and DealerTrack, Inc. v. RouteOne and Finance Express et al., CV-07-215

On April 18, 2006, we filed a Complaint and Demand for Jury Trial against David Huber, Finance Express LLC (Finance Express), and three of their unnamed dealer customers in the United States District Court for the Central District of California, Civil Action No. CV-06-2335 AG (FMOx). The complaint sought declaratory and injunctive relief, as well as damages, against the defendants for infringement of the U.S. Patent No. 5,878,403 (the ’403 Patent) and 6,587,841 (the ’841 Patent). Finance Express denied infringement and challenged the validity and enforceability of the patents-in-suit.

On October 27, 2006, we filed a Complaint and Demand for Jury Trial against RouteOne LLC (RouteOne), David Huber and Finance Express in the United States District Court for the Central District of California, Civil Action No. CV-06-6864 (SJF). The complaint sought declaratory and injunctive relief as well as damages against the defendants for infringement of the ’403 Patent and the ’841 Patent. On November 28, 2006 and December 4, 2006, respectively, defendants RouteOne, David Huber and Finance Express filed their answers. The defendants denied infringement and challenged the validity and enforceability of the patents-in-suit.

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

On July 8, 2009, the court held Claims 1-4 on the ‘427 Patent were invalid for failure to comply with a standard required by the recently decided case in the Court of Appeals of the Federal Circuit of In re Bilski. On August 11, 2009, the court entered into a judgment granting summary judgment for the defendants.

On September 8, 2009, DealerTrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of the ‘841 Patent, the invalidity of the ‘427 Patent, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity.  The defendants also appealed certain findings of the District Court. On May 5, 2011, oral arguments on the appeal were held.  On January 20, 2012, the Court of Appeals released its decision.  The decision reinstated DealerTrack's infringement action against RouteOne and Finance Express on four claims of the '841 patent, found that claims 14, 16 and 17 of the ‘841 Patent were invalid for indefiniteness and upheld the District Court’s decision regarding the invalidity of certain claims of the ‘427 patent.  The case has been remanded to the district court for further proceedings.

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

Revenue earned in Canada for the three months ended March 31, 2012 and 2011 is approximately 9% of our total net revenue. Long-lived assets in Canada were $35.8 million and $35.5 million as of March 31, 2012 and December 31, 2011, respectively.

Supplemental disclosure of revenue by service type for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Transaction services revenue	$54,079	$38,435
Subscription services revenue	33,231	33,865
Other	4,307	4,891

Total net revenue	$91,617	$77,191

16. Senior Convertible Notes

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions with initial purchasers of the notes or their respective affiliates. The net proceeds from the offering were $178.8 million after deducting the initial purchaser’s fees and offering expenses, as well as the cost of the hedge transactions and warrant proceeds.

The notes are senior unsecured obligations, subordinated in right of payment to existing and future secured senior indebtedness. The notes bear interest at a coupon rate of 1.50% per year, payable semi-annually in cash on March 15 and September 15 of each year, beginning on September 15, 2012. We do not have the right to redeem the notes prior to maturity. The notes will mature on March 15, 2017, unless earlier repurchased or converted.

In the event of a fundamental change, including but not limited to delisting, liquidation, dissolution and other defined events, prior to maturity, the holders of the notes will have the ability to require us to repurchase all or any portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest. If and only to the extent holders elect to convert the notes in connection with a make-whole fundamental change, there will be an increase in the conversion rate of a number of additional shares, which is based upon on the effective date of, and the price paid (or deemed paid) per share of our common stock in, such make-whole fundamental change. If holders of our common stock receive only cash in connection with certain make-whole fundamental changes, the price paid (or deemed paid) per share will be the cash amount paid per share. Otherwise, the price paid (or deemed paid) per share will be equal to the average of the closing sale prices of our common stock on the ten consecutive trading days prior to, but excluding, the effective date of such make-whole fundamental change.

Prior to October 15, 2016, the notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock or a combination thereof. The initial conversion rate will be 26.7618 shares of our common stock (subject to customary adjustments) per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $37.37 per share of our common stock, which represents a conversion premium of approximately 33.50% to the closing sale price of $27.99 per share of our common stock on February 28, 2012. In addition, following certain corporate transactions that occur prior to the maturity date, in certain circumstances, we will increase the conversion rate for a holder that elects to convert its notes in connection with such a corporate transaction.

A holder of the notes may convert the notes under the following circumstances: (i) prior to October 15, 2016, on any date during any calendar quarter beginning after June 30, 2012 (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) prior to October 15, 2016, if we distribute rights, options or warrants to all or substantially all holders of our common stock entitling them to purchase, for a period of 45 calendar days or less from the declaration date for such distribution, shares of our common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution; (iii) prior to October 15, 2016, if we distribute to all or substantially all holders of our common stock cash, other assets, securities or rights to purchase our securities (other than upon implementation of a rights plan) which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date for such distribution, or if we engage in certain corporate transactions as described in the indenture for the notes; (iv) prior to October 15, 2016, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate; or (v) on or after October 15, 2016, and on or prior to the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability and equity components of the notes. The estimated fair value of the liability component at the date of issuance was $156.1 million, and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $43.9 million was recognized as a debt discount and recorded as additional paid-in capital. The debt discount represents the difference between the $200.0 million principal amount of the notes and the $156.1 million estimated fair value of the liability component at the date of issuance. The debt discount will be amortized over the expected life of a similar liability without the equity component. We determined this expected life to be equal to the term of the notes, resulting in an amortization period for 5 years, ending March 15, 2017. The effective interest rate used to amortize the debt discount is approximately 6.75%, which was based on our estimated non-convertible borrowing rate as of the date the notes were issued.

As of March 31, 2012, the "if-converted value" did not exceed the principal amount of the notes since the closing sales price of our common stock was less than the initial conversion price of the notes.

Issuance costs of $7.0 million related to the issuance of the notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively.

 The net carrying amount of the liability component of the notes as of March 31, 2012 consists of the following (in thousands):

Principal amount	$200,000
Unamortized discount	43,418

Net carrying value	$156,582

Total interest expense associated with the notes consisted of the following for the three months ended March 31, 2012 (in thousands):

Cash interest expense (1.50% coupon rate)	$208
Amortization of debt issuance costs and debt discount	587

Total interest expense	$795

     In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions with initial purchasers of the notes or their respective affiliates (the hedge counterparties). The convertible note hedge transactions will cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that will initially underlie the notes and are intended to reduce the potential dilutive impact of the conversion feature of the notes. We have also entered into separate privately negotiated warrant transactions with the hedge counterparties.

The convertible note hedge will terminate upon the earlier of the maturity date of the notes or the first day the notes are no longer outstanding. We paid $43.9 million for the convertible note hedges, which were recorded as a reduction to additional paid-in capital.

The warrant transactions have an initial strike price of approximately $46.18 per share, and may be settled in cash or shares of our common stock, at our option. The warrant transactions will have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. Proceeds received from the warrant transactions totaled $29.7 million and were recorded as additional paid-in capital. The warrants expire at various dates during 2017.

The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37. Additional dilution will occur if our stock price is greater than the warrant strike price of $46.18.

17. Revolving Credit Facility

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purchases (including capital expenditures and investments), subject to certain conditions. The agreement for this revolving credit facility also permits us, under certain conditions, to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders. Our obligations under the credit facility are guaranteed by certain of our existing and future subsidiaries and secured by substantially all of the assets of the company and such subsidiaries.

On February 27, 2012, we entered into a first amendment to the credit agreement, which, among other things: (i) permits us to make mandatory interest and principal payments and settle conversions in respect of the senior convertible notes in cash, shares of our common stock, or a combination thereof; and (ii) permits us to enter into the hedge transactions and warrants in connection with the private offering of the notes (as described above).

On February 29, 2012, we entered into a second amendment to the amended credit agreement, which, among other things: (i) reduces the commitment fee payable under and the interest rate margins applicable to extensions of credit pursuant to the amended credit agreement; (ii) extends the termination date of the revolving commitments under the amended credit agreement to March 1, 2017; (iii) increases to $200.0 million the maximum aggregate incremental term loans and revolving commitments that may be made available to us under the amended credit agreement; and (iv) revises the financial maintenance covenants in the amended credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio, and to add a maximum secured leverage ratio.

The interest rate on the amended credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 150 basis points and 225 basis points in the case of Eurodollar/CDOR loans and (b) between 50 basis points and 125 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our restricted subsidiaries (the ratio of consolidated total debt of us and our restricted subsidiaries to consolidated EBITDA of us and our restricted subsidiaries). Additionally, under the credit facility we are required to make quarterly commitment fee payments on any available unused revolving amounts at a rate between 25 basis points and 40 basis points based on our consolidated leverage ratio.

Interest expense related to the commitment fee for the three months ended March 31, 2012 was $0.1 million. We have capitalized approximately $2.7 million of total debt issuance costs associated with the credit facility, of which $2.2 million was remaining to be amortized as interest expense as of March 31, 2012. Debt issuance costs associated with the credit facility amortized to interest expense for the three months ended March 31, 2012 were $0.1 million. As of March 31, 2012, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Overview

DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application network in the United States and Canada. DealerTrack's Dealer Management System (DMS) solution provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solutions offerings provide vehicle inventory management and merchandising solutions to help dealers drive higher in-store and online traffic with real-time listings designed to accelerate used-vehicle turn rates and increase dealer profits.  DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers Processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

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

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are GAAP net income, adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended March 31,
	2012	2011
GAAP net income	$16,961	$24,728

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA – previous presentation (non-GAAP) (1)	$16,089	$12,678
Adjusted EBITDA (non-GAAP) (1)	$19,419	$15,493
Adjusted net income (non-GAAP) (1)	$9,444	$7,490
Capital expenditures, software and website development costs	$7,964	$10,216
Active dealers in our U.S. network as of end of the period (2)	18,345	17,373
Active lenders in our U.S. network as of end of the period (3)	1,165	1,010
Active lender to dealer relationships as of end of the period (4)	172,075	152,095
Subscribing dealers in our U.S. and Canadian networks as of end of the period (5)	16,143	14,239
Transactions processed (6)	21,751	16,774
Average transaction price (7)	$2.53	$2.35
Average monthly subscription revenue per subscribing dealership (8)	$690	$798
Transaction revenue per car sold (9)	$8.61	$6.71

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains or losses on sales of securities, gains or losses on sales or disposals of subsidiaries, and certain other non-recurring items.

In response to requests, and in consideration of comparable peer companies, stock-based compensation expense is now excluded from the calculation of the Adjusted EBITDA non-GAAP measure. This reduces the comparability with prior periods. This non-cash expense was included in presentations prior to the fourth quarter of 2011.

Adjusted net income is a non-GAAP financial measure that represents GAAP net income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and may also exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains or losses on sales of securities, gains or losses on sales or disposals of subsidiaries, adjustments to deferred tax asset valuation allowances, non-cash interest expense and certain other non-recurring items. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2012	2011
GAAP net income	$16,961	$24,728
Interest income	(230)	(114)
Interest expense – cash	454	32
Interest expense – non-cash (10)	703	—
Provision for (benefit from) income taxes, net	11,389	(25,713)
Depreciation of property and equipment and amortization of capitalized software and website costs	5,100	4,885
Amortization of acquired identifiable intangibles	6,879	6,860
EBITDA (non-GAAP)	41,256	10,678
Adjustments:
Gain on disposal of subsidiary	(27,693)	—
Acquisition-related and other professional fees	199	330
Contra-revenue (11)	1,102	943
Integration and other related costs (including amounts related to stock-based compensation)	—	652
Acquisition-related contingent consideration changes and compensation expense (12)	178	75
Rebranding expense	51	—
Amortization of equity method investment basis difference (13)	996	—
Adjusted EBITDA – previous presentation (non-GAAP)	16,089	12,678
Stock-based compensation (excluding amounts included in integration and other related costs)	3,330	2,815
Adjusted EBITDA (non-GAAP)	$19,419	$15,493

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2012	2011
GAAP net income	$16,961	$24,728
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (14)	—	(24,548)
Amortization of acquired identifiable intangibles	6,879	6,860
Stock-based compensation (excluding integration and other related costs)	3,330	2,815
Gain on disposal of subsidiary	(27,693)	—
Contra-revenue (11)	1,102	943
Integration and other related costs (including amounts related to stock-based compensation)	—	652
Interest expense – non-cash (10)	703	—
Amortization of equity method investment basis difference (13)	996	—
Acquisition-related and other professional fees	199	330
Acquisition-related contingent consideration changes and compensation expense (12)	178	75
Amended state tax returns impact (non-taxable)	—	32
Rebranding expense	51	—
Tax impact of adjustments (15)	6,738	(4,397)

Adjusted net income (non-GAAP)	$9,444	$7,490

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. DealerTrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships with one or more active subscriptions on the U.S. DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the U.S. DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the U.S. DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. DealerTrack and DealerTrack Canada networks. Revenue used in the calculation adds back (excludes) subscription related contra-revenue.

(9)	Represents transaction revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount.

(11)	For further information, please refer to Note 14 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 16 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList acquisition.

(13)	Represents amortization of the basis difference between the book basis of contributed Chrome assets and the fair value of the investment in Chrome Data Solutions.

(14)	As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011.

(15)	The tax impact of adjustments for the three months ended March 31, 2012 are based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.3% and 37.0%, respectively. The tax impact of adjustments for the three months ended March 31, 2011 are based on a U.S. statutory tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock based compensation expense, which are based on a blended tax rate of 37.6% and 38.0%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. In addition, we earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any ALG portfolio residual value analyses performed prior to disposal. In addition, we earn transaction service revenue from lender customers for collateral management transactions.

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

Subscription Services Revenue. Subscription services revenue consists of revenue earned from our dealers and other customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze inventory and execute financing contracts electronically.

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion, training and hardware and equipment sales from our Dealer Management System (DMS) solution, shipping fees and commissions earned from our digital contract business, consulting and analytical revenue earned from ALG in periods prior to disposal, and training fees earned from our inventory management solution. Other revenue is recognized when the service is rendered.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due on the number of transactions processed, direct costs for data licenses and direct costs (printing, binding and delivery) associated with our residual value guides from ALG in periods prior to disposal. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, compensation and related benefits, and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions, and advertising expenses associated with our search and media product offerings.

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

A reconciliation of the beginning and ending balances for the warrant, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2011	$6,500
Change in fair value of warrant	—

Balance as of March 31, 2012	$6,500

In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant is revalued each reporting period, with the change in fair value recorded in the consolidated statements of operations. The fair value of the warrant is estimated using a Black-Scholes option pricing model. The significant unobservable inputs used in the pricing model are share price, expected volatility, and expected term. An increase (decrease) in any of these individual inputs would result in a significantly higher (lower) fair value measurement. For the three months ended March 31, 2012, an estimated increase in share price was offset by a decrease in the remaining expected term, resulting in a net nominal change.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2011	$(900)
Change in fair value of contingent consideration	250

Balance as of March 31, 2012	$(650)

A portion of the purchase price of eCarList included contingent consideration payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration is determined based upon significant unobservable inputs being probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded as the change in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of March 31, 2012 to be $0.7 million. We recorded income of $0.3 million for the quarter ended March 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

Senior Convertible Notes

In accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options (ASC 470-20), we separately account for the liability and equity components of our senior convertible notes, which were issued on March 5, 2012. The estimated fair value of the liability component is computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity component, which is recognized as a debt discount and recorded in additional paid-in capital, represents the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The effective interest rate used to amortize the debt discount is based on our estimated non-convertible borrowing rate as of the date the notes were issued.

Stock-Based Compensation Expense and Assumptions

Expected Stock Price Volatility

As of January 1, 2012, we determine the expected volatility of any stock-based awards we issue based on our historical volatility. Previously, due to our limited public company history, the expected volatility for stock-based awards was determined using a time-weighted average of our historical volatility and the expected volatility of similar entities whose common shares are publicly-traded. In recent years, our historical volatility did not vary significantly from the expected volatility of similar entities. As such, we do not expect this change to have a significant impact on future operating results.

Equity Method Accounting

We apply the equity method of accounting to investments in which we generally own more than 20% and where we exercise significant influence.

Transaction Revenue

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

Based on the above criteria, paper and electronic-based collateral management service revenue are separated into two units of accounting. We recognize a portion of the paper-based transaction fee upon receipt of title and lien documentation supporting title perfection from the department of motor vehicles. For electronic-based titles, we recognize a portion of the fee upon electronic acknowledgement that the department of motor vehicles’ records reflect the customer as the lien holder. For paper-based title services, amounts allocated to each unit of accounting are based upon vendor-specific objective evidence.  For electronic-based title services, amounts allocated to each unit of accounting are based upon estimated selling price, which is based upon an adjustment to the selling price of our individual paper-based title services, when sold separately. The adjustment to the selling price is due to the lower selling price of electronic-based services compared to paper-based services.

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

Results of Operations

 The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months March 31,
	2012		2011
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$91,617	100.0%	$77,191	100.0%

Operating expenses:
Cost of revenue	53,696	58.6	44,099	57.1
Product development	3,544	3.9	3,742	4.9
Selling, general and administrative	33,032	36.0	30,424	39.4

Total operating expenses	90,272	98.5	78,265	101.4

Income (loss) from operations	1,345	1.5	(1,074)	(1.4)
Interest income	230	0.2	114	0.1
Interest expense	(1,157)	(1.3)	(32)	0.0
Other income, net	76	0.1	7	0.0
Gain on disposal of subsidiary	27,693	30.2	—	—
Earnings from equity method investment, net	163	0.2	—	—

Income (loss) before (provision for) benefit from income taxes	28,350	30.9	(985)	(1.3)
(Provision for) benefit from income taxes, net	(11,389)	(12.4)	25,713	33.3

Net income	$16,961	18.5%	$24,728	32.0%

Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$54,079	$38,435	$15,644	41%
Subscription services revenue	33,231	33,865	(634)	(2)%
Other	4,307	4,891	(584)	(12)%

Total net revenue	$91,617	$77,191	$14,426	19%

Transaction Services Revenue.   The increase in transaction revenue is primarily due to an additional month of revenue and additional volume related to the acquisition of DealerTrack Processing Solutions on January 31, 2011, which contributed $5.4 million and $1.9 million, respectively, to the increase in transaction revenue. In addition, improving credit availability, application activity, and an increase in automobile sales contributed to the increase in transaction services revenue. These industry trends had a positive impact on the following changes in our key business metrics.

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
Average transaction price *	$2.53	$2.35	$0.18	8%
Active lenders in our U.S. network as of end of the period	1,165	1,010	155	15%
Active lender to dealer relationships as of end of the period	172,075	152,095	19,980	13%
Transactions processed (in thousands, except percentages)	21,751	16,774	4,977	30%

* Revenue used in the calculation adds back (excludes) contra-revenue.

Our average transaction price and the total number of transactions processed increased 8% and 30%, respectively, which resulted in an increase in revenue of $3.9 million and $11.7 million, respectively. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of DealerTrack Processing Solutions (whose transactions are generally at a higher average price than our other transactions) which added additional volume; a 15% increase in lender customers active in our U.S. DealerTrack network (new lender customers are generally lower transaction volume customers with higher prices per transaction); and a 13% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use.

Subscription Services Revenue. The decrease in subscription revenue is primarily a result of the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The decrease was partially offset by subscription revenue from the acquisition of eCarList on July 1, 2011 and an increase in subscribing dealers. The net decrease in subscription revenue was a result of the following changes in our key business metrics.

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
Average monthly subscription revenue per subscribing dealership*	$690	$798	$(108)	(14)%
Subscribing dealers in our U.S. and Canadian networks as of end of the period	16,143	14,239	1,904	13%

* Revenue used in the calculation adds back (excludes) contra-revenue.

The decrease in average monthly spend per subscribing dealer is primarily due to the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The elimination of revenue from ALG and Chrome, which does not impact the subscribing dealers metric, contributed $6.7 million to the decrease in subscription revenue. This decrease was offset by an increase in the average number of subscribing dealers in our network, including additional subscription revenue of $3.6 million from eCarList, and the continued success of selling DMS, inventory and compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.   The decrease in other revenue of $0.6 million was primarily due to the elimination of other revenue from the ALG and Chrome businesses.

Operating Expenses

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$53,696	$44,099	$9,597	22%
Product development	3,544	3,742	(198)	(5)%
Selling, general and administrative	33,032	30,424	2,608	9%

Total operating expenses	$90,272	$78,265	$12,007	15%

Cost of Revenue. The increase was primarily the result of an increase of $4.1 million in compensation and related benefit costs, primarily due to the acquisition of eCarList and the additional month of costs in the three months ended March 31, 2012 related to the acquisition of DealerTrack Processing Solutions which occurred on January 31, 2011, partially offset by the elimination of $2.0 million of costs from the disposal of ALG and contribution of the net assets of Chrome to the joint venture. Additionally, there was an increase of $2.7 million in DealerTrack Processing Solutions costs and intangible amortization expense, an increase of $2.0 million in technology expenses, which includes technology support and other consulting expenses, and an increase of $1.1 million in advertising costs associated with our product offerings related to eCarList. These increases were partially offset by a decrease in amortization expense for fully amortized intangibles and the elimination of amortization expense from the sale of ALG and the contribution of Chrome to the Chrome Data Solutions joint venture.

Product Development Expenses. The decrease was primarily the result of decreased salary and related benefit costs primarily due to the contribution of Chrome to the joint venture.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily the result of an net increase of $0.8 million in compensation and related benefit costs primarily due to the acquisition of eCarList, and the additional month of costs in the three months ended March 31, 2012 related to the acquisition of DealerTrack Processing Solutions which occurred on January 31, 2011, partially offset by the elimination of costs from the disposal of ALG and contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. Additionally, there were increases of $0.5 million in recruiting and relocation costs, $0.5 million in travel and related costs and $0.4 million in bad debt expense, offset by a decrease of $0.3 million in the eCarList contingent consideration liability.

Interest Income

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest income	$230	$114	$116	102%

The increase in interest income is primarily related to an increase in our cash balance as a result of the issuance of the senior convertible notes in March 2012.

Interest Expense

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(1,157)	$(32)	$1,125	3,516%

The increase in interest expense is primarily due to interest expense from the senior convertible notes issued in March 2012 and the amendments to our credit facility in February 2012. Interest expense related to the notes for the three months ended March 31, 2012 consisted of cash interest of $0.2 million, amortization of debt discount of $0.5 million, and amortization of debt issuance costs of $0.1 million. Interest expense related to the credit facility for the three months ended March 31, 2011 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Gain on Disposal of Subsidiary

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary	$27,693	$—	$27,693	100%

During the three months ended March 31, 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million.

Earnings from Equity Method Investment, Net

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$163	$—	$163	100%

During the three months ended March 31, 2012, we recorded net earnings from the Chrome joint venture of $0.2 million. This consisted of our 50% share of the joint venture net income in the amount of $1.2 million, which was reduced by $1.0 million of amortization relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.

(Provision for) Benefit from Income Taxes, Net

	Three Months Ended March 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
(Provision for) benefit from income taxes, net	$(11,389)	$25,713	$(37,102)	(144)%

The net provision for income taxes for the three months ended March 31, 2012 of $11.4 million consisted primarily of $9.9 million of federal income tax expense, $1.0 million of state income tax expense and $0.5 million of tax expense for our Canadian subsidiary. The net benefit for income taxes for the three months ended March 31, 2011 of $25.7 million consisted primarily of $25.5 million of federal income tax benefit, $0.1 million of state income tax benefit and $0.1 million of tax benefit for our Canadian subsidiary. Our effective tax rate for the three months ended March 31, 2012 was 40.2% compared with 3,301.9% for the three months ended March 31, 2011.

Included in our tax expense for our U.S. subsidiaries for the three months ended March 31, 2012 was income tax provision of $10.4 million on the gain recorded in conjunction with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, as well as $1.2 million of expense from the elimination of the Chrome deferred tax assets and goodwill, which combined resulted in a 68.1% impact to the rate.

Included in our tax expense for our U.S. subsidiaries for the three months ended March 31, 2011 was $24.5 million of benefit from the reduction in valuation allowance, which resulted from the reassessment of future taxable income in conjunction with the acquisition of DealerTrack Processing Solutions, on January 31, 2011.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for three months ended March 31, 2012 were $8.0 million, of which $5.6 million was paid in cash.

As of March 31, 2012, we had $257.5 million of cash and cash equivalents, $0.1 million in short-term investments and $286.0 million in working capital, as compared to $78.7 million of cash and cash equivalents, $46 thousand in short-term investments and $94.5 million in working capital as of December 31, 2011.

On February 27 and February 29, 2012, we entered into the first and second amendments, respectively, to the Credit Agreement dated as of April 20, 2011. Under the amended agreement, the interest rate on the credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 150 basis points and 225 basis points in the case of Eurodollar/CDOR loans and (b) between 50 basis points and 125 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our restricted subsidiaries (the ratio of consolidated total debt of us and our restricted subsidiaries to consolidated EBITDA of us and our restricted subsidiaries). Additionally, under the credit facility we are required to make quarterly commitment fee payments on any available unused revolving amounts at a rate between 25 basis points and 40 basis points based on our consolidated leverage ratio. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. The net proceeds from the offering were $193.0 million after deducting the initial purchaser’s fees and offering expenses. The notes bear interest at a rate of 1.50% per year, payable semi-annually in cash on March 15 and September 15 of each year, beginning on September 15, 2012. In connection with the private offering of the notes, we entered into convertible note hedge transactions with the hedge counterparties for $43.9 million. We also entered into issuer warrant transactions with the hedge counterparties for aggregate proceeds to DealerTrack of approximately $29.7 million. The net cost of these call spread hedge transactions amounted to $14.2 million. During the three months ended March 31, 2012, we capitalized approximately $7.0 million of debt issuance costs associated with the notes, of which $6.0 million was paid in cash as of March 31, 2012. For further information, please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$851	$(3,449)
Net cash used in investing activities	$(7,110)	$(134,943)
Net cash provided by financing activities	$184,709	$3,098

Operating Activities

The increase in net cash provided by operations of $4.3 million during the three months ended March 31, 2012 included an increase of $6.4 million for debt issuance costs in connection with the amendment to the credit facility and the senior convertible notes offering, as well as an increase of $0.9 million from the receipt of distributions from equity method investments. Other movements, primarily non-cash, included an increase of $35.6 million in deferred tax provision, a decrease from the $27.7 million gain recorded from the contribution of net assets of Chrome for our investment in Chrome Data Solutions, a decrease from an additional $1.6 million in windfall tax benefits, and a decrease of $7.8 million from the reduction in net income.

The increase of $35.6 million in deferred tax provision was a result of the $24.7 million benefit for the three months ending March 31, 2011 as compared to a deferred tax provision of $10.9 million for the three months ending March 31, 2012. The 2011 deferred tax benefit included the reversal of $24.5 million of valuation allowance on our deferred tax assets. The 2012 deferred tax provision of $10.9 million includes $10.4 million of deferred tax expense on the gain from the contribution of the net assets of Chrome and $1.2 million of deferred tax expense from the elimination of Chrome net deferred tax assets.

Investing Activities

The decrease in net cash used in investing activities of $127.8 million is primarily the result of payments of $128.5 million during the three months ended March 31, 2011 for the acquisition of DealerTrack Processing Solutions, net of acquired cash. This decrease also includes a reduction in capital expenditures, software and website development costs of $1.1 million. These decreases in uses of cash were partially offset by $1.8 million of cash which was included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the three months ended March 31, 2012.

Financing Activities

The increase in net cash provided by financing activities of $181.6 million is primarily due to the issuance of our senior convertible notes of $200.0 million, net payment for the call spread overly of $14.2 million, an increase of $6.7 million of debt issuance costs from fees paid for the senior convertible notes and the amended credit facility, an increase of $1.6 million from additional windfall tax benefits and an increase in proceeds received from stock option exercises of $1.3 million.

Contractual Obligations

As of March 31, 2012, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

On February 16, 2012, we entered into a lease agreement for additional office space in Dallas, Texas. The initial term of the lease is 130 months, over which base rents are expected to be approximately $13 million.

On February 27, 2012, we entered into a first amendment to the Credit Agreement dated as of April 20, 2011, which amended the credit agreement to, among other things: (i) permits us to make mandatory interest and principal payments and settle conversions in respect of the senior convertible notes in cash, shares of our common stock, or a combination thereof; and (ii) permits us to enter into the convertible note hedge and warrant transactions in connection with the private offering of the notes.

On February 29, 2012, we entered into a second amendment to the credit agreement, which, among other things: (i) reduces the commitment fee payable under and the interest rate margins applicable to extensions of credit pursuant to the amended credit agreement; (ii) extends the termination date of the revolving commitments under the amended credit agreement to five years from the date of the second amendment; (iii) increases the maximum aggregate incremental term loans and revolving commitments that may be made available to us under the amended credit agreement; and (iv) revises the financial maintenance covenants in the amended credit Agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio, and to add a maximum secured leverage ratio. As of March 31, 2012, we had no amounts outstanding under this revolving credit facility. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. The notes bear interest at a rate of 1.50% per year, payable semi-annually in cash on March 15 and September 15 of each year, beginning on September 15, 2012. The notes will mature on March 15, 2017, unless earlier repurchased or converted. In connection with the private offering of the notes, we entered into convertible note hedge transactions with the initial counterparties for $43.9 million. We also entered into issuer warrant transactions with the initial counterparties for aggregate proceeds of approximately $29.7 million. For further information, please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. In March 2011, the earthquake and subsequent tsunami in Japan resulted in supply disruptions of both parts and Japanese imports, which caused  a notable slowdown in the new car seasonally adjusted annual rate in the second quarter and part of the third quarter. The supply disruption recovered during the fourth quarter of 2011 and first quarter of 2012, when the seasonally adjusted annual sales rate exceeded the market levels during these events. The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased each year since 2009, overall sales remain below historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors, filed and then emerged from bankruptcy. This has had a significant impact on their franchised dealers both in terms of dealer closings and the financial viability of their remaining dealers. Together, these factors have meaningfully impacted our transaction volume and subscription cancellations compared to historical levels.

The economic downturn resulted in automotive dealer consolidation and the number of franchised automotive dealers declined significantly in 2009 and 2010. Based on data from the National Automobile Dealers Association, the number of franchised dealers declined, by approximately 3,700, or 17%, since the beginning of 2007 to the end of 2011. A reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of March 31, 2012, we had cash, cash equivalents and short-term investments of $257.6 million invested in money market instruments and tax advantaged preferred securities. The change in the balance of our cash, cash equivalents and short-term investments from December 31, 2011 is primarily due to the proceeds from our offering of senior convertible notes, which were issued on March 5, 2012. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with original maturities of three months or less minimizes our interest and credit risk. Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.3 million on consolidated operating results for the three months ended March 31, 2012.

Senior Convertible Notes

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. The fair market value of senior convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the senior convertible notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the senior convertible notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of senior convertible notes, see Note 16 to our consolidated financial statements included in Item 1 of Part I of this report.

In connection with the offering of the senior convertible notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions will cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that will initially underlie the notes and are intended to reduce the potential dilutive impact of the conversion feature of the notes. We have also entered into separate privately negotiated warrant transactions with the hedge counterparties.

The convertible note hedge will terminate upon the earlier of the maturity date of the notes or the first day the notes are no longer outstanding. We paid $43.9 million for the convertible note hedges, which were recorded as a reduction to additional paid-in capital.

The warrant transactions have an initial strike price of approximately $46.18 per share, and may be settled in cash or shares of our common stock, at our option. The warrant transactions will have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. Proceeds received from the warrant transactions totaled $29.7 million and were recorded as additional paid-in capital. The warrants expire at various dates during 2017.

The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments. Changes in the market value of our common stock impact the fair value of the convertible note hedge and warrants. These changes do not impact our financial position, cash flows or results of operations.

See Note 16 to our consolidated financial statements included in Item 1 of Part I of this report for more information regarding the notes, the convertible note hedge and the warrants.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012, that could materially affect our business, financial condition or results of operations. There were no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012, other than as provided below.

The convertible note hedges and warrant transactions we entered into in connection with our senior convertible notes issuance may affect the trading price of our common stock.

In connection with our offering of our senior convertible notes due March 15, 2017, we entered into convertible note hedge transactions with the initial purchasers of the notes or their respective affiliates (the hedge counterparties). The convertible note hedge transactions are expected to reduce the potential dilution to our common stock and/or offset potential cash payments in excess of the principal amount of the notes, as the case may be upon conversion of the notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments as the case may be as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of common stock pursuant to the warrants.

In connection with the convertible note hedge and warrant transactions, the hedge counterparties and/or their affiliates have or may enter into various derivative transactions with respect to our common stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock or other securities of ours in secondary market transactions prior to maturity of the notes (and are likely to do so during any conversion period related to any conversion of the notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our common stock and could have the effect of increasing or preventing a decline in the value of our common stock during any cash settlement averaging period related to a conversion of the notes.

In addition, we intend to exercise options under the convertible note hedge transactions whenever notes are converted. In order to unwind its hedge position with respect to the options we exercise, the hedge counterparties and/or their affiliates may sell shares of our common stock or other securities in secondary market transactions or unwind various derivative transactions with respect to our common stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our common stock or the notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the notes. The derivative transactions that the hedge counterparties and/or their affiliates expect to enter into to hedge these transactions may include cash-settled equity swaps referenced to our common stock. In certain circumstances, the hedge counterparties and/or their affiliates may have derivative positions that, when combined with the hedge counterparties’ and their affiliates’ ownership of our common stock, if any, would give them economic exposure to the return on a significant number of shares of our common stock.

In addition, the hedge counterparties to our cash convertible note hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these hedge counterparties default under these transactions. Our exposure to counterparty credit risk is not secured by any collateral. If one or more of the hedge counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in volatility of our stock. We can provide no assurances as to the financial stability or viability of any of our counterparties.

Some provisions in our certificate of incorporation, by-laws and our debt may deter third parties from acquiring us.

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

Certain provisions of our senior convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transaction constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We also may be required to issue additional shares upon conversion in the event of certain fundamental changes.

The fundamental change purchase rights, which will allow holders of the notes to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the indenture governing the notes, and the provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes, as set forth in the indenture, may in certain circumstances delay or prevent a takeover of us that may be beneficial to investors. In addition, upon the occurrence of certain extraordinary events, the convertible note hedge transactions would be exercised upon the conversion of notes, and the warrant transactions may be terminated. It is possible that the proceeds we receive upon the exercise of the convertible note hedge transactions would be significantly lower than the amounts we would be required to pay upon termination of the warrant transactions. Such differences may result in the acquisition of us being on terms less favorable to our stockholders than it would otherwise be.

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

Our credit facility contains restrictive covenants that limit our ability and our existing or future subsidiaries’ abilities, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions in respect of our, or our existing or future subsidiaries’, capital stock or to make certain other restricted payments or investments;

•	make certain investments, loans, advances, guarantees or acquisitions;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions;

•	incur additional liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our, or our applicable subsidiary’s, assets;

•	enter into transactions with our, or our applicable subsidiary’s, affiliates;

•	sell assets;

•	make capital expenditures;

•	make optional payments in respect of, and amendments to, certain other types of debt;

•	enter into swap agreements;

•	change certain fiscal periods; and

•	enter into new lines of business.

In addition, our credit facility requires us, and our subsidiaries, to maintain compliance with specified financial ratios on a consolidated basis. Our, and our subsidiaries’, ability to comply with these ratios may be affected by events beyond our control.

Any debt incurred by us could impair our ability to obtain additional financing for working capital, capital expenditures or further acquisitions. Covenants governing any debt we incur would likely restrict our ability to take specific actions, including our ability to pay dividends or distributions on, redeem or repurchase our capital stock, enter into transactions with affiliates, merge, consolidate or sell our assets or make capital expenditure investments. In addition, the use of a substantial portion of the cash generated by our operations to cover debt service obligations and any security interests that we grant on our assets could limit our financial and business flexibility.

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

The following table sets forth the repurchases for the three months ended March 31, 2012:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2012	15,015	$27.80	n/a	n/a
February 2012	4,624	$28.70	n/a	n/a
March 2012	3,660	$29.30	n/a	n/a

Total	23,299

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc.

Date: May 9, 2012	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

4.1	Indenture related to the 1.50% Senior Convertible Notes due 2017, dated as of March 5, 2012, among DealerTrack Holdings, Inc., DealerTrack, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

4.2	Form of 1.50% Senior Convertible Note due 2017 (included in Exhibit 4.1) (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

10.1	Purchase agreement dated as of February 28, 2012, among DealerTrack Holdings, Inc., DealerTrack, Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representative for the initial purchasers named therein (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.2	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between DealerTrack Holdings, Inc. and Barclays Bank PLC (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.3	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between DealerTrack Holdings, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.4	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between DealerTrack Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.5	Confirmation regarding warrant transactions dated as of February 28, 2012, between DealerTrack Holdings, Inc. and Barclays Bank PLC (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.6	Confirmation regarding warrant transactions dated as of February 28, 2012, between DealerTrack Holdings, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.7	Confirmation regarding warrant transactions dated as of February 28, 2012, between DealerTrack Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.8	First Amendment, dated as of February 27, 2012, to Credit Agreement, dated April 20, 2011, by and among DealerTrack Holdings, Inc. and DealerTrack Canada, Inc., as borrowers, the several lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.9

Second Amendment, dated as of February 29, 2012, to Credit Agreement, dated April 20, 2011, by and among DealerTrack Holdings, Inc. and DealerTrack Canada, Inc., as borrowers, the several lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to DealerTrack's current report on Form 8-K filed on February 29, 2012).

10.10

Composite Version of Credit Agreement, reflecting the First Amendment, dated as of February 27, 2012, and the Second Amendment, dated as of February 29, 2012, to Credit Agreement, dated April 20, 2011, by and among DealerTrack Holdings, Inc. and DealerTrack Canada, Inc., as borrowers, the several lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 2, 2012).

10.11	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between DealerTrack Holdings, Inc. and Barclays Bank PLC (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

10.12	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between DealerTrack Holdings, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

10.13	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between DealerTrack Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

10.14	Confirmation regarding warrant transactions dated as of February 29, 2012, between DealerTrack Holdings, Inc. and Barclays Bank PLC (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

10.15	Confirmation regarding warrant transactions dated as of February 29, 2012, between DealerTrack Holdings, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

10.16	Confirmation regarding warrant transactions dated as of February 29, 2012, between DealerTrack Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to DealerTrack's current report on Form 8-K filed on March 6, 2012).

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

