Form 10-Q
period 2012-06-30
DealerTrack Holdings, Inc.
filed 2012-08-08
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 42,651,038 shares of the registrant’s common stock were outstanding.

DEALERTRACK HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$216,151	$78,709
Marketable securities	37,871	46
Customer funds	2,521	1,097
Customer funds receivable	22,336	18,695
Accounts receivable, net of allowances of $4,092 and $5,102 as of June 30, 2012 and December 31, 2011, respectively	37,761	37,588
Deferred tax assets	9,246	9,171
Prepaid expenses and other current assets	26,946	23,011

Total current assets	352,832	168,317

Marketable securities – long-term	27,678	—
Property and equipment, net	21,374	21,637
Software and website developments costs, net	37,905	37,341
Investments (Note 10)	130,145	89,000
Intangible assets, net	80,893	96,441
Goodwill	192,914	200,840
Deferred tax assets, net	32,433	34,421
Other assets — long-term	15,940	12,356

Total assets	$892,114	$660,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,484	$7,792
Accrued compensation and benefits	12,487	17,915
Accrued liabilities — other	14,460	15,487
Customer funds payable	24,857	19,792
Deferred revenue	8,576	9,115
Deferred tax liabilities	3,448	3,443
Capital leases payable	144	255

Total current liabilities	71,456	73,799

Capital leases payable	99	107
Deferred tax liabilities	79,588	70,087
Deferred revenue	6,043	6,730
Due to acquirees	10,809	10,493
Senior convertible notes, net (Note 18)	158,456	—
Other liabilities	4,598	4,381

Total long-term liabilities	259,593	91,798

Total liabilities	331,049	165,597

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 45,766,423 shares issued and 42,641,061 shares outstanding as of June 30, 2012; and 44,957,890 shares issued and 41,858,697 shares outstanding as of December 31, 2011	458	450
Treasury stock, at cost, 3,125,362 shares and 3,099,193 shares as of June 30, 2012 and December 31, 2011, respectively	(52,309)	(51,567)
Additional paid-in capital	530,611	486,284
Accumulated other comprehensive income	6,193	6,363
Retained earnings	76,112	53,226

Total stockholders’ equity	561,065	494,756

Total liabilities and stockholders’ equity	$892,114	$660,353

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenue:
Net revenue	$96,396	$89,051	$188,013	$166,242

Operating expenses: (1)
Cost of revenue	53,712	48,565	106,862	92,992
Product development	2,944	3,118	5,938	6,471
Selling, general and administrative	34,067	31,490	68,195	61,975

Total operating expenses	90,723	83,173	180,995	161,438

Income from operations	5,673	5,878	7,018	4,804
Interest income	184	84	414	198
Interest expense	(3,208)	(212)	(4,365)	(244)
Other income (expense), net	(926)	92	(850)	99
Gain on disposal of subsidiary and sale of other assets (Note 9)	5,500	—	33,193	—
Earnings from equity method investment, net	145	—	308	—
Realized gain on securities	—	409	—	409

Income before (provision for) benefit from income taxes, net	7,368	6,251	35,718	5,266
(Provision for) benefit from income taxes, net	(1,443)	(4,085)	(12,832)	21,628

Net income	$5,925	$2,166	$22,886	$26,894

Basic net income per share	$0.14	$0.05	$0.54	$0.66
Diluted net income per share	$0.13	$0.05	$0.52	$0.64
Weighted average common stock outstanding (basic)	42,470	41,203	42,286	41,036
Weighted average common stock outstanding (diluted)	43,957	42,550	43,839	42,280

(1) Stock-based compensation expense recorded for the three and six months ended June 30, 2012 and 2011 was classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$590	$425	$1,225	$852
Product development	206	187	420	372
Selling, general and administrative	2,586	2,414	5,067	4,744

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$5,925	$2,166	$22,886	$26,894

Other comprehensive income, net of tax
Foreign currency translation adjustments	(1,136)	400	(156)	1,581
Unrealized (loss) gain on securities	(47)	77	(14)	165
Reversal of unrealized gain on securities sold	—	(314)	—	(178)
Other comprehensive income	(1,183)	163	(170)	1,568

Total comprehensive income	$4,742	$2,329	$22,716	$28,462

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$22,886	$26,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,927	24,739
Deferred tax provision (benefit)	11,389	(23,707)
Stock-based compensation expense	6,712	5,968
Provision for doubtful accounts and sales credits	3,831	3,331
Earnings from equity method investment, net	(308)	—
Deferred compensation	75	100
Stock-based compensation windfall tax benefit	(4,108)	(1,890)
Gain on disposal of subsidiary and sale of other assets	(33,193)	—
Realized gain on securities	—	(409)
Amortization of debt issuance costs and debt discount	2,981	91
Change in contingent consideration	(900)	—
Change in fair value of warrant	1,000	—
Amortization of deferred interest	164	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,223)	(11,583)
Prepaid expenses and other current assets	478	(4,086)
Other assets — long-term	4,092	1,362
Accounts payable and accrued expenses	(6,130)	(8,237)
Deferred rent	7	67
Deferred revenue	613	1,427
Other liabilities — long-term	(743)	147

Net cash provided by operating activities	26,550	14,214

Investing Activities:
Capital expenditures	(4,340)	(5,571)
Capitalized software and website development costs	(9,223)	(9,657)
Proceeds from sale of Chrome-branded asset	5,500	—
Purchases of marketable securities	(70,175)	—
Proceeds from sales and maturities of marketable securities	4,500	2,485
Cash contributed for equity method investment	(1,750)	—
Payment for acquisition of businesses, net of acquired cash	—	(128,311)

Net cash used in investing activities	(75,488)	(141,054)

Financing Activities:
Principal payments on capital lease obligations and financing arrangements	(445)	(299)
Proceeds from the exercise of employee stock options	5,075	4,386
Proceeds from employee stock purchase plan	376	340
Proceeds from issuance of senior convertible notes	200,000	—
Payments for debt issuance costs	(7,723)	(1,909)
Payments for convertible note hedges	(43,940)	—
Proceeds from issuance of warrants	29,740	—
Purchases of treasury stock	(742)	(441)
Stock-based compensation windfall tax benefit	4,108	1,890

Net cash provided by financing activities	186,449	3,967

Net increase (decrease) in cash and cash equivalents	137,511	(122,873)
Effect of exchange rate changes on cash and cash equivalents	(69)	371
Cash and cash equivalents, beginning of period	78,709	192,563

Cash and cash equivalents, end of period	$216,151	$70,061

Supplemental Disclosure:
Cash paid for:
Income taxes	$2,041	$4,465
Interest	260	32
Non-cash investing and financing activities:
Non-cash consideration issued for investment in Chrome Data Solutions (Note 9)	42,301	—
Accrued capitalized hardware, software and fixed assets	1,364	1,004
Assets acquired under capital leases and financing arrangements	725	34
Capitalized stock-based compensation	—	67
Deferred compensation reversal to equity	75	100

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Business Description

Business Description

DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application networks in the United States and Canada.  DealerTrack's dealer management system (DMS) solution provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solution offerings provide vehicle inventory management, merchandising, and transportation solutions to help dealers drive higher in-store and online traffic with real-time listings designed to accelerate used-vehicle turn rates and increase dealer profits. DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers Processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

On June 20, 2012, at our Annual Meeting of Stockholders, our stockholders approved a change in the name of our parent corporation from “DealerTrack Holdings, Inc.” to “Dealertrack Technologies, Inc.” We expect to make this change during the third quarter of 2012.

Basis of Presentation

The accompanying unaudited consolidated financial statements of DealerTrack Holdings, Inc. (DealerTrack) for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2011 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of a statement of results of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 22, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Beginning in 2012, we are presenting our consolidated statements of operations and our consolidated statements of comprehensive income as two separate but consecutive statements.

Certain previously reported amounts have been revised on the consolidated statement of operations. This includes certain salary and benefits costs, which have been reclassified from product development expenses to cost of revenues.  For the six months ended June 30, 2012, we have reclassified approximately $0.6 million of salary and benefit costs.  For the three and six months ended June 30, 2011, we have reclassified approximately $0.4 million and $0.8 million of salary and benefit costs, respectively.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, certain previously reported amounts have been reclassified on the consolidated statement of operations. These reclassifications did not have a material impact on our previously issued consolidated financial statements.

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

Marketable Securities

Marketable securities consist of U.S. treasury and agency securities, corporate bonds, municipal bonds and a tax-advantaged preferred security. All of our marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are reported as a separate component of accumulated other comprehensive income until realized.

Senior Convertible Notes

In accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options (ASC 470-20), we separately account for the liability and equity components of our senior convertible notes. The estimated fair value of the liability component is computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity component, which is recognized as a debt discount and recorded in additional paid-in capital, represents the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The effective interest rate used to amortize the debt discount is based on our estimated non-convertible borrowing rate of a similar liability without an equity component as of the date the notes were issued.

Equity Method Accounting

We apply the equity method of accounting to investments in entities in which we own more than 20% of the equity of the entity and exercise significant influence.

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

3. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued amended guidance that simplifies how entities may test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

The fair value of our investments in debt securities, reported by the fund managers, are verified by management through the utilization of third party pricing services and review of trades completed around the period end date. We consider market liquidity in determining the fair value for these securities. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the fund managers. These investments in debt securities are included in Level 2 of the fair value hierarchy below.

Financial assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
Cash equivalents (1)	$120,489	$—	$—	$120,489
Marketable securities (2)	—	65,549	—	65,549
Investments – long term (3)	—	—	5,500	5,500

Total	$120,489	$65,549	$5,500	$191,538

Contingent consideration (4)	—	—	—	—

Total	$—	$—	$—	$—

As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Cash equivalents (1)	$6,594	$—	$—	$6,594
Marketable securities (2)	—	46	—	46
Investments – long term (3)	—	—	6,500	6,500

Total	$6,594	$46	$6,500	$13,140

Contingent consideration (4)	—	—	(900)	(900)

Total	$—	$—	$(900)	$(900)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of June 30, 2012 and December 31, 2011, these investments were at least AA rated.

(2)	As of June 30, 2012, Level 2 marketable securities include U.S. treasury and agency securities, corporate bonds, municipal bonds and an investment in a tax-advantaged preferred security. As of December 31, 2011, Level 2 marketable securities include an investment in a tax-advantaged preferred security. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant is revalued each reporting period through its expiration date of October 1, 2012, with the change in fair value recorded in the consolidated statements of operations. The fair value of the warrant is estimated using a Black-Scholes option pricing model. The significant unobservable inputs used in the pricing model are share price, expected volatility, and expected term. An increase (decrease) in any of these individual inputs would result in a significantly higher (lower) estimated fair value measurement. For the three months ended June 30, 2012, the value decreased by $1.0 million due to a decrease in the remaining expected term.

(4)	A portion of the purchase price of eCarList included contingent consideration that is payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. As of June 30, 2012, we do not expect to make any contingent consideration payments for the achievement of revenue targets in 2012. We recorded income of $0.7 million and $0.9 million for the three and six months ended June 30, 2012, respectively, as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

A reconciliation of the beginning and ending balances of the warrant, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2011	$6,500
Change in fair value of warrant	(1,000)

Balance as of June 30, 2012	$5,500

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2011	$(900)
Change in fair value of contingent consideration	900

Balance as of June 30, 2012	$—

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of June 30, 2012 is $212.0 million. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objective of capital preservation, maintaining liquidity, and avoiding concentrations. Per the investment policy, the weighted average maturity of the collective investments is to approximate three months. The following is a summary of available-for-sale securities as of June 30, 2012 (in thousands):

As of June 30, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$37,741	$100	$(10)	$37,831
Corporate debt securities	27,618	—	(76)	27,542
Municipal securities	176	—	—	176

Total	$65,535	$100	$(86)	$65,549

Available-for-sale securities as of December 31, 2011 consisted of a tax-advantaged preferred security with a fair value of $46 thousand.

As of June 30, 2012, all of our marketable securities were at least A rated, with more than half of our marketable securities being AAA rated.

As of June 30, 2012, $37.9 million of marketable securities had scheduled maturities of less than one year, and approximately $27.7 million had scheduled maturities of greater than one year but less than two years.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

6. Net Income Per Share

Net income per share is computed in accordance with FASB ASC Topic 260, Earnings Per Share (ASC 260). Under ASC 260, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerator:
Net income	$5,925	$2,166	$22,886	$26,894

Denominator:
Weighted average common stock outstanding (basic)	42,470	41,203	42,286	41,036
Common equivalent shares from options to purchase common stock and restricted common stock units	1,487	1,347	1,553	1,244

Weighted average common stock outstanding (diluted)	43,957	42,550	43,839	42,280

Basic net income per share	$0.14	$0.05	$0.54	$0.66

Diluted net income per share	$0.13	$0.05	$0.52	$0.64

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock options	724	1,163	620	1,240
Restricted stock units	13	43	197	249
Performance stock units	—	—	—	72

Total antidilutive awards	737	1,206	817	1,561

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37. Additional dilution will occur if our stock price exceeds the warrant strike price of $46.18.

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

The following summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$1,164	$1,207	$2,324	$2,500
Restricted common stock	—	70	—	288
Restricted stock units	1,722	1,427	3,507	2,654
Performance stock units	496	322	881	526

Total stock-based compensation expense	$3,382	$3,026	$6,712	$5,968

8. Business Combinations

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisitions of DealerTrack Processing Solutions and eCarList, as well as the divestiture of ALG had been completed as of January 1, 2010 and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture, had been completed as of January 1, 2011. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the acquisition, interest expense on short-term and long-term debt which was not acquired, compensation expense related to amounts to be paid for continued employment, compensation expense and interest expense related to the eCarList note payable, revenue and costs from commercial arrangements, and data license costs and amortization. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(In thousands, except per share data)
Net revenue	$84,205	$161,279
Net income (loss)	939	1,390
Basic net income (loss) per share	0.02	0.03
Diluted net income (loss) per share	0.02	0.03

9. Contribution to Chrome Data Solutions

On January 1, 2012, we completed the series of transactions provided for in the Omnibus Agreement dated December 20, 2011 by and among Chrome Systems, Inc., our wholly-owned subsidiary (Chrome), Autodata Solutions, Inc. (Autodata) and Autodata Solutions Company, subsidiaries of Internet Brands Inc., and AutoChrome Company (the Omnibus Agreement).  The Omnibus Agreement provided for the formation of a 50%/50% joint venture named “Chrome Data Solutions” through the organization of (i) a Delaware limited liability company, (ii) a Delaware limited partnership that is a subsidiary of such limited liability company and (iii) a Nova Scotia unlimited liability company (collectively, the Joint Venture), pursuant to which the parties would collaboratively develop, market and sell automotive content products and services.  Pursuant to the Omnibus Agreement, the Joint Venture was formed by the following steps, among others:  (a) Chrome contributed substantially all of its assets and liabilities to the Joint Venture; (b) Autodata contributed substantially all of the assets and liabilities of its content division (other than assets to be exclusively licensed to the Joint Venture, as described in the following clause (c)) to the Joint Venture; (c) Autodata exclusively licensed certain of its intellectual property to the Joint Venture; (d) DealerTrack received a perpetual, irrevocable license to use certain Joint Venture intellectual property and data in its products and services; and (e) the parties entered into agreements to form and govern the Joint Venture and provide for certain other matters concerning the Joint Venture. The board of the Joint Venture consists of two members from each contributing party, one of which serves as the chair on a rotating basis. As a result of the ownership level and governance, we have significant influence over the operations of the entity, and therefore we account for the investment under the equity method of accounting.

As a result of the contribution, we recognized a pre-tax gain of approximately $27.7 million, calculated as follows (in thousands):

Cash	$1,750
Property and equipment	3,947
Goodwill	7,874
Intangible assets	2,017
Other assets, net	769
Carrying value of contributed net assets of Chrome	16,357

Total consideration received (50% of the fair value of shares received)	44,050

Pre-tax gain	$27,693

For further information on the investment in Chrome Data Solutions, see Note 10.

In a separate transaction, on January 23, 2012, we agreed to sell a Chrome-branded asset, which was not contributed to the joint venture, for $5.5 million. During June 2012, we completed the sale and recorded a pre-tax gain of $5.5 million after performing all of the necessary procedures required as part of the sales agreement. We incurred costs in connection with the sale of this asset of $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

10. Investments

Investments as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Cost method investment - TrueCar	$82,500	$82,500

Warrant - TrueCar	5,500	6,500

Equity method investment – Joint Venture	42,145	—

Total investments	$130,145	$89,000

Cost method investment – TrueCar

On October 1, 2011, we sold our wholly-owned subsidiary, ALG, to TrueCar. In consideration for the sale of ALG, we received an equity interest in TrueCar. We are not aware of factors requiring further assessment of the recoverability of the investment and we do not believe this investment was impaired as of June 30, 2012.

Warrant – TrueCar

In connection with the sale of ALG to TrueCar, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock. The warrant expires on October 1, 2012. As a result of a net settlement feature, the warrant is revalued each reporting period, with the change in fair value recorded in the consolidated statements of operations. For the three months ended June 30, 2012, the estimated value of the warrant decreased by $1.0 million due to a decrease in the remaining expected term.

Equity method investment – Joint Venture

Commencing on January 1, 2012, we record within our consolidated statement of operations 50% of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a defined calculation considering results of operations and cash flows, are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.  This basis difference, based upon a valuation of the fair value of contributed assets, is $15.5 million and will be recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of June 30, 2012 is $13.5 million. The amortization of the basis difference to be recorded for the remainder of 2012 is $2.0 million and for fiscal year 2013 is $2.8 million.

The activity for our equity method investment for the three and six months ended June 30, 2012 is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Beginning balance	$43,359	$—
Investment	—	44,050
Share of net income	1,141	2,301
Amortization of basis difference	(996)	(1,993)
Cash distributions received	(1,359)	(2,213)
Ending balance	$42,145	$42,145

In connection with the contribution of the net assets of Chrome to Chrome Data Solutions on January 1, 2012, certain Chrome employees remained employed by DealerTrack through January 31, 2012.  Their salary and related benefits were recorded in cost of revenue, product development and selling, general and administrative expenses.  The reimbursement for these costs, in the amount of $0.8 million, was recorded as a reduction of selling, general and administrative expenses for the six months ended June 30, 2012.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three and six months ended June 30, 2012, we accrued approximately $0.1 million and $0.3 million, respectively, of expense in connection with the annual data license. Amounts paid for the data license are generally returned in a cash distribution in the quarter of payment.

In connection with a transitional services agreement with Chrome Data Solutions, during the three and six months ended June 30, 2012, we expensed approximately $0.1 million and $0.2 million, respectively, for services received. In addition, for the three and six months ended June 30, 2012, we recorded income of approximately $0.1 million and $0.1 million, respectively, for services performed. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively. We expect this activity to continue throughout 2012.

The summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet	(Unaudited)
June 30,
2012
Current assets	$11,561
Non-current assets	33,449
Total assets	$45,010

Current liabilities	$5,526
Non-current liabilities	322
Total liabilities	$5,848

Condensed Results of Operations

	(Unaudited)	(Unaudited)
	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Sales	$11,021	$22,031
Gross profit	7,046	13,567
Net income	2,282	4,601

11. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2012	2011
Computer equipment	3 – 5	$41,221	$40,456
Office equipment	5	4,602	4,789
Furniture and fixtures	5	4,272	3,693
Leasehold improvements	3 – 13	3,862	3,545

Total property and equipment, gross		53,957	52,483
Less: Accumulated depreciation		(32,583)	(30,846)

Total property and equipment, net		$21,374	$21,637

Depreciation expense related to property and equipment for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation expense	$2,256	$2,246	$4,462	$4,162

12. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer relationships	$74,469	$(36,373)	$76,191	$(31,745)	4-7
Database	492	(492)	492	(492)	3-6
Trade names	4,889	(1,933)	4,889	(1,484)	2-7
Technology	62,933	(31,281)	63,900	(25,057)	2-5
Non-compete agreements	6,890	(3,429)	7,299	(2,796)	4-5
State DMV relationships	6,190	(1,462)	6,190	(946)	6

Total	$155,863	$(74,970)	$158,961	$(62,520)

Amortization expense related to intangibles for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intangible amortization expense	$6,653	$7,708	$13,532	$14,568

Amortization expense that will be incurred for the remaining period of 2012 and for each of the subsequent five years and thereafter is estimated as follows (in thousands):

Remainder of 2012	$12,223
2013	22,581
2014	18,955
2015	15,909
2016	7,833
2017	3,049
Thereafter	343

Total	$80,893

13. Goodwill

     The change in carrying amount of goodwill for the six months ended June 30, 2012 is as follows (in thousands):

Goodwill, gross, as of December 31, 2011	$200,840
Accumulated impairment losses as of December 31, 2011	—
Goodwill, net, as of December 31, 2011	$200,840

Impact of change in Canadian dollar exchange rate	(52)
Contribution of Chrome goodwill	(7,874)
Goodwill, gross, as of June 30, 2012	$192,914

Accumulated impairment losses as of June 30, 2012	—
Goodwill, net, as of June 30, 2012	$192,914

14. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Professional fees	$2,634	$2,429
Customer deposits	2,343	2,390
Revenue share	1,187	1,651
Sales taxes	1,144	1,093
Software licenses and maintenance contracts	910	1,213
State DMV transaction fees	557	480
Computer equipment	161	294
Service credits and customer rebates	174	747
Interest payable	1,376	275
Other	3,974	4,915

Total accrued liabilities – other	$14,460	$15,487

15. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (IRS) has initiated a review of our consolidated federal income tax return for the period ended December 31, 2009.

The total liability for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, which is recorded in our consolidated balance sheets in accrued liabilities – other, as of June 30, 2012 and December 31, 2011, was $0.6 million and $0.5 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both June 30, 2012 and December 31, 2011, accrued interest and penalties related to tax positions taken on our tax returns are approximately $0.1 million.

The provision of $1.4 million for the three months ended June 30, 2012, includes $2.0 million of tax provision on the gain recorded in connection with the sale of a Chrome-branded asset, $0.2 million of a reduction in valuation allowance resulting from the gain on asset sale, and $0.4 million of benefit on the change in value of our warrant in TrueCar.

The provision of $12.8 million for the six months ended June 30, 2012, in addition to the items noted in the provision for the three months ended June 30, 2012, includes $10.4 million of tax provision on the gain recorded in connection with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, as well as $1.2 million of provision from the elimination of Chrome net deferred tax assets and goodwill.

16. Commitments and Contingencies

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

Retail Sales Tax

On an ongoing basis, various tax jurisdictions in the United States conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional sales tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority. We currently have $0.9 million of pending assessments in one state. The current matter has been moved to an administrative hearing. We have not accrued for any amounts relating to this assessment.

Service Credit

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of DealerTrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the three and six months ended June 30, 2012, we recorded contra revenue related to the service credits of $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2011, we recorded contra revenue related to the service credits of $0.3 million and $0.4 million, respectively. As of June 30, 2012, approximately $1.0 million of the service credit remains.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.1 million as of June 30, 2012, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.3 million as of June 30, 2012.

Lease Termination

In the first quarter of 2012, we attempted to exercise an early termination clause in a lease for one of our locations.   The landlord refused to accept our early termination notice.  The termination, if ultimately accepted by the landlord, would result in our being required to pay an early termination fee of $1.3 million upon the early termination of the lease.  No amounts have been recorded to the consolidated statement of operations for the six months ended June 30, 2012 as the termination has not been accepted.

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

Revenue earned in Canada for the three and six months ended June 30, 2012 was approximately 11% and 10%, respectively, of our total net revenue. Revenue earned in Canada for the three and six months ended June 30, 2011 was approximately 10% of our total net revenue. Long-lived assets in Canada were $34.7 million and $35.5 million as of June 30, 2012 and December 31, 2011, respectively.

Supplemental disclosure of revenue by service type for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Transaction services revenue	$57,433	$48,505	$111,512	$86,940
Subscription services revenue	33,932	34,716	67,163	68,581
Other	5,031	5,830	9,338	10,721

Total net revenue	$96,396	$89,051	$188,013	$166,242

18. Senior Convertible Notes

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

In accordance with accounting guidance for debt with conversion and other options, we separately accounted for the liability and equity components of the notes. The estimated fair value of the liability component at the date of issuance was $156.1 million, and was computed based on the fair value of similar debt instruments that did not include a conversion feature. The equity component of $43.9 million was recognized as a debt discount and recorded as additional paid-in capital. The debt discount represents the difference between the $200.0 million principal amount of the notes and the $156.1 million estimated fair value of the liability component at the date of issuance. The debt discount will be amortized over the expected life of a similar liability without the equity component. We determined this expected life to be equal to the term of the notes, resulting in an amortization period for 5 years, ending March 15, 2017. The effective interest rate used to amortize the debt discount is approximately 6.75%, which was based on our estimated non-convertible borrowing rate of a similar liability without an equity component as of the date the notes were issued.

As of June 30, 2012, the "if-converted value" did not exceed the principal amount of the notes since the closing sales price of our common stock was less than the initial conversion price of the notes.

Issuance costs of $7.0 million related to the issuance of the notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively. The amount allocated to capitalized debt issuance costs was $5.4 million. As of June 30, 2012, total capitalized debt issuance costs remaining to be amortized to interest expense were $5.1 million.

The net carrying amount of the liability component of the notes as of June 30, 2012 consists of the following (in thousands):

Principal amount	$200,000
Unamortized discount	41,544

Net carrying value	$158,456

Total interest expense associated with the notes consisted of the following for the three and six months ended June 30, 2012 (in thousands):

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Cash interest expense (1.50% coupon rate)	$750	$958
Amortization of debt issuance costs and debt discount	2,107	2,693

Total interest expense	$2,857	$3,651

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

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37. Additional dilution will occur if our stock price exceeds the warrant strike price of $46.18.

19. Revolving Credit Facility

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purposes (including capital expenditures and investments), subject to certain conditions. The agreement for this revolving credit facility also permits us, under certain conditions, to obtain up to an additional $100.0 million of incremental term loans or incremental revolving commitments from existing or new lenders. Our obligations under the credit facility are guaranteed by certain of our existing and future subsidiaries and secured by substantially all of the assets of the company and such subsidiaries.

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

We have capitalized approximately $2.7 million of total debt issuance costs associated with the credit facility, of which $2.1 million was remaining to be amortized as interest expense as of June 30, 2012. Debt issuance costs associated with the credit facility amortized to interest expense for the three and six months ended June 30, 2012 were $0.1 million and $0.2 million, respectively. Interest expense related to the commitment fee for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively. As of June 30, 2012, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

20. Subsequent Events

On July 15, 2012, DealerTrack, Inc. entered into a Stock Purchase Agreement that provides for the purchase of all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc. (1st Auto Transport), a Delaware corporation. The consideration, which consists of $74.0 million in cash, is subject to working capital adjustments subsequent to closing. The actual closing occurred on August 1, 2012. We are planning to utilize a 338(h)(10) election for tax purposes in connection with the transaction with anticipated future tax savings over several years with a present value of approximately $12.0 million.

Founded in 1997, San Diego-based 1st Auto Transport delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. 1st Auto Transport’s offerings include:

•	CentralDispatch.com, a leading business-to-business, subscription-based network for facilitating vehicle transportation, with more than 13,000 network subscribers, of which over 4,500 are automotive dealers;

•	jTracker.com, a CRM and lead management tool for automotive transportation brokers; and

•	MoveCars.com, one of the premier online advertising directories for the vehicle transportation industry.

We expensed approximately $0.2 million of professional fees associated with the acquisition in the three and six months ended June 30, 2012. We expect to expense an additional approximately $0.2 million of professional fees in the third quarter of 2012.

We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the third quarter of 2012. Based upon preliminary results, we expect to recognize approximately $26 million of intangibles and $46 million of goodwill as part of the allocation of purchase price. Both the acquired goodwill and intangible assets are deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements include those discussed in “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Overview

DealerTrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third party retailers, agents and aftermarket providers.  DealerTrack operates the largest online credit application networks in the United States and Canada. DealerTrack's dealer management system (DMS) solution provides dealers with easy-to-use tools and real-time data access to enhance their efficiency.  DealerTrack's Inventory solutions offerings provide vehicle inventory management, merchandising, and transportation solutions to help dealers drive higher in-store and online traffic with real-time listings designed to accelerate used-vehicle turn rates and increase dealer profits.  DealerTrack's Sales and Finance solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform.  Our Compliance offering helps dealers meet legal and regulatory requirements, and protect their assets.  DealerTrack also offers Processing solutions for the automotive industry, including digital retailing, electronic motor vehicle registration and titling applications, paper title storage, and digital document services.

We monitor our business performance using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and lenders, active lender to dealership relationships in the DealerTrack network, the number of subscribing dealers in the DealerTrack network, the number of transactions processed, the average transaction price, the average monthly subscription revenue per subscribing dealership and transaction revenue per car sold. We believe that improvements in these metrics will result in improvements in our financial performance over time.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are GAAP net income, adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP net income:	5,925	2,166	22,886	26,894

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA – previous presentation (non-GAAP) (1)	$21,655	$21,270	$37,744	$33,948
Adjusted EBITDA (non-GAAP) (1)	$25,037	$24,305	$44,456	$39,798
Adjusted net income (non-GAAP) (1)	$13,714	$10,835	$23,158	$18,325
Capital expenditures, software and website development costs	$7,688	$6,117	$15,652	$16,333
Active dealers in our U.S. network as of end of the period (2)	18,638	17,660	18,638	17,660
Active lenders in our U.S. network as of end of the period (3)	1,212	1,062	1,212	1,062
Active lender to dealer relationships as of end of the period (4)	177,570	157,591	177,570	157,591
Subscribing dealers in our U.S. and Canadian networks as of end of the period (5)	16,280	14,488	16,280	14,488
Transactions processed (6)	22,562	19,135	44,313	35,909
Average transaction price (7)	$2.59	$2.58	$2.56	$2.47
Average monthly subscription revenue per subscribing dealership (8)	$697	$807	$693	$802
Transaction revenue per car sold (9)	$6.12	$5.73	$7.12	$6.13

(1)

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains or losses on sales of securities, gains or losses on sales or disposals of subsidiaries and other assets, and certain other non-recurring items.

In response to requests, and in consideration of comparable peer companies, stock-based compensation expense is now excluded from the calculation of the Adjusted EBITDA non-GAAP measure. This reduces the comparability with prior periods. This non-cash expense was included in presentations prior to the fourth quarter of 2011 and is captioned above as “Adjusted EBITDA – previous presentation (non-GAAP).”

Adjusted net income is a non-GAAP financial measure that represents GAAP net income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and may also exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains or losses on sales of securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense and certain other non-recurring items. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

Adjusted EBITDA and adjusted net income have limitations as an analytical tool and you should not consider them in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA and adjusted net income do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements;

•	Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it from adjusted net income and adjusted EBITDA when evaluating our ongoing performance for a particular period;

•	Adjusted EBITDA and adjusted net income do not reflect the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies may calculate adjusted EBITDA and adjusted net income differently than we do, limiting its usefulness as a comparative measure.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP net income	$5,925	$2,166	$22,886	$26,894
Interest income	(184)	(84)	(414)	(198)
Interest expense – cash	988	212	1,442	244
Interest expense – non-cash (10)	2,220	—	2,923	—
Provision for (benefit from) income taxes, net	1,443	4,085	12,832	(21,628)
Depreciation of property and equipment and amortization of capitalized software and website costs	6,295	5,286	11,395	10,171
Amortization of acquired identifiable intangibles	6,653	7,708	13,532	14,568

EBITDA (non-GAAP)	23,340	19,373	64,596	30,051
Adjustments:
Gain on disposal of subsidiary and sale of other assets	(5,500)	—	(33,193)	—
Acquisition-related and other professional fees	538	886	737	1,216
Contra-revenue (11)	996	1,114	2,098	2,057
Integration and other related costs (including amounts related to stock-based compensation)	221	306	221	958
Acquisition-related contingent consideration changes and compensation expense, net (12)	(220)	—	(42)	75
Amortization of equity method investment basis difference (13)	996	—	1,993	—
Rebranding expense	284	—	334	—
Change in fair value of warrant	1,000	—	1,000	—
Realized gain on securities	—	(409)	—	(409)

Adjusted EBITDA – previous presentation (non-GAAP)	21,655	21,270	37,744	33,948
Stock-based compensation (excluding amounts included in integration and other related costs)	3,382	3,035	6,712	5,850
Adjusted EBITDA (non-GAAP)	$25,037	$24,305	$44,456	$39,798

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, to net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP net income	$5,925	$2,166	$22,886	$26,894
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (14)	—	1,001	—	(23,547)
Amortization of acquired identifiable intangibles	6,653	7,708	13,532	14,568
Stock-based compensation (excluding integration and other related costs)	3,382	3,035	6,712	5,850
Gain on disposal of subsidiary and sale of other assets	(5,500)	—	(33,193)	—
Contra-revenue (11)	996	1,114	2,098	2,057
Integration and other related costs (including amounts related to stock-based compensation)	221	306	221	958
Interest expense – non-cash (not tax-impacted) (10)	2,220	—	2,923	—
Amortization of equity method investment basis difference (13)	996	—	1,993	—
Acquisition-related and other professional fees	538	886	737	1,216
Acquisition-related contingent consideration changes and compensation expense, net (12)	(220)	—	(42)	75
Rebranding expense	284	—	334	—
Realized gain on securities (non-taxable)	—	(409)	—	(409)
Accelerated depreciation of certain technology assets (15)	929	—	929	—
Change in fair value of warrant	1,000	—	1,000	—
Amended state tax returns impact (non-taxable)	—	—	—	32
Tax impact of adjustments (16)	(3,710)	(4,972)	3,028	(9,369)

Adjusted net income (non-GAAP)	$13,714	$10,835	$23,158	$18,325

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. DealerTrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. DealerTrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. DealerTrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships with one or more active subscriptions on the U.S. DealerTrack or DealerTrack Canada networks at the end of a given period.

(6)	Represents revenue-generating transactions processed in the U.S. DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the U.S. DealerTrack, DealerTrack Aftermarket Services, DealerTrack Processing Solutions and DealerTrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. DealerTrack and DealerTrack Canada networks. Revenue used in the calculation adds back (excludes) subscription related contra-revenue.

(9)	Represents transaction revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount.

(11)	For further information, please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 16 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList acquisition and other additional acquisition related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of contributed Chrome assets and the fair value of the investment in Chrome Data Solutions.

(14)	As a result of the acquisition of DealerTrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011.

(15)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(16)	The tax impact of adjustments for the three and six months ended June 30, 2012 are based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.3% and 36.8%, respectively, for the three months ended June 30, 2012, and 37.3% and 36.9%, respectively, for the six months ended June 30, 2012. The tax impact of adjustments for the three and six months ended June 30, 2011 are based on a U.S. statutory tax rate of 38.3% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.2% and 37.9%, respectively, for the three months ended June 30, 2011, and 37.9% and 37.9%, respectively, for the six months ended June 30, 2011.

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

Subscription Services Revenue. Subscription services revenue consists of revenue earned from our dealers and other customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze and merchandise inventory and execute financing contracts electronically.

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

Acquisitions

On August 1, 2012, DealerTrack, Inc. purchased all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., a Delaware corporation. The consideration, which consists of $74.0 million in cash, is subject to working capital adjustments subsequent to closing.

Founded in 1997, San Diego-based 1st Auto Transport delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. The company's offerings include CentralDispatch.com, jTracker.com and MoveCars.com.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

A reconciliation of the beginning and ending balances for the warrant, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2011	$6,500
Change in fair value of warrant	(1,000)

Balance as of June 30, 2012	$5,500

In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant is revalued each reporting period through its expiration date of October 1, 2012, with the change in fair value recorded in the consolidated statements of operations. The fair value of the warrant is estimated using a Black-Scholes option pricing model. The significant unobservable inputs used in the pricing model are share price, expected volatility, and expected term. An increase (decrease) in any of these individual inputs would result in a significantly higher (lower) estimated fair value measurement. For the three months ended June 30, 2012, the value decreased by $1.0 million due to a decrease in the remaining expected term.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2011	$(900)
Change in fair value of contingent consideration	900

Balance as of June 30, 2012	$—

A portion of the purchase price of eCarList included contingent consideration that is payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. As of June 30, 2012, we do not expect to make any contingent consideration payments for the achievement of revenue targets in 2012. We recorded income of $0.7 million and $0.9 million for the three and six months ended June 30, 2012, respectively, as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

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

Marketable Securities

Marketable securities consist of U.S. treasury and agency securities, corporate bonds, municipal bonds and a tax-advantaged preferred security. All of our marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are reported as a separate component of accumulated other comprehensive income until realized.

Senior Convertible Notes

In accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options (ASC 470-20), we separately account for the liability and equity components of our senior convertible notes. The estimated fair value of the liability component is computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity component, which is recognized as a debt discount and recorded in additional paid-in capital, represents the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The effective interest rate used to amortize the debt discount is based on our estimated non-convertible borrowing rate of a similar liability without an equity component as of the date the notes were issued.

Equity Method Accounting

We apply the equity method of accounting to investments in entities in which we own more than 20% of the equity of the entity and exercise significant influence.

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

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$96,396	100.0%	$89,051	100.0%	$188,013	100.0%	$166,242	100.0%

Operating expenses:
Cost of revenue	53,712	55.7	48,565	54.6	106,862	56.8	92,992	55.9
Product development	2,944	3.1	3,118	3.5	5,938	3.2	6,471	3.9
Selling, general and administrative	34,067	35.3	31,490	35.4	68,195	36.3	61,975	37.3

Total operating expenses	90,723	94.1	83,173	93.5	180,995	96.3	161,438	97.1

Income from operations	5,673	5.9	5,878	6.5	7,018	3.7	4,804	2.9
Interest income	184	0.2	84	0.1	414	0.2	198	0.1
Interest expense	(3,208)	(3.3)	(212)	(0.2)	(4,365)	(2.3)	(244)	(0.1)
Other income (expense), net	(926)	(1.0)	92	0.1	(850)	(0.4)	99	0.1
Gain on disposal of subsidiary and sale of other assets	5,500	5.7	—	—	33,193	17.7	—	—
Earnings from equity method investment, net	145	0.1	—	—	308	0.1	—	—
Realized gain on securities	—	—	409	0.5	—	—	409	0.2
Income before (provision for) benefit from income taxes	7,368	7.6	6,251	7.0	35,718	19.0	5,266	3.2
(Provision for) benefit from income taxes, net	(1,443)	(1.5)	(4,085)	(4.6)	(12,832)	(6.8)	21,628	13.0

Net income	$5,925	6.1%	$2,166	2.4%	$22,886	12.2%	$26,894	16.2%

Three Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$57,433	$48,505	$8,928	18%
Subscription services revenue	33,932	34,716	(784)	(2)%
Other	5,031	5,830	(799)	(14)%

Total net revenue	$96,396	$89,051	$7,345	8%

Transaction Services Revenue.   The increase in transaction services revenue was a result of improving credit availability, application and other transaction-related activity, and an increase in automobile sales. These industry trends had a positive impact on the following changes in our transaction-related key business metrics.

	Three Months Ended June 30,		Variance
	2012	2011	Amount	Percent
Average transaction price (1)	$2.59	$2.58	$0.01	0%
Active lenders in our U.S. network as of end of the period	1,212	1,062	150	14%
Active lender to dealer relationships as of end of the period	177,570	157,591	19,979	13%
Transactions processed (in thousands, except percentages)	22,562	19,135	3,427	18%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

The total number of transactions processed increased 18%, which resulted in an increase in revenue of $8.8 million. Average transaction price also increased slightly, contributing $0.2 million of the increase in revenue. These increases were partially offset by an increase in contra-revenue of $0.1 million. A contributing factor to the increase in the total number of transactions processed included additional transactions from Processing Solutions. Processing Solutions transactions, which are generally at a higher average price than our other transactions, resulted in a $3.0 million increase in revenue. Other contributing factors include a 14% increase in lender customers active in our U.S. DealerTrack network (new lender customers are generally lower transaction volume customers with higher prices per transaction); and a 13% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use.

Subscription Services Revenue.   The decrease in subscription services revenue is primarily a result of the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The decrease was partially offset by subscription services revenue from the acquisition of eCarList on July 1, 2011 and an increase in subscribing dealers. The net decrease in subscription services revenue was a result of the following changes in our subscription-related key business metrics.

	Three Months Ended June 30,		Variance
	2012	2011	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)	$697	$807	$(110)	(14)%
Subscribing dealers in our U.S. and Canadian networks as of end of the period	16,280	14,488	1,792	12%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

The decrease in average monthly subscription revenue per subscribing dealer is primarily due to the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The elimination of ALG and Chrome revenue, which did not impact the subscribing dealers metric, contributed $6.8 million to the decrease in subscription services revenue. This decrease was offset by an increase in the average number of subscribing dealers in our network, including additional subscription services revenue of $4.0 million from eCarList, and the continued success of selling DMS, Inventory and Compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.    The decrease in other revenue of $0.8 million was primarily due to the elimination of other revenue from the ALG and Chrome businesses.

Operating Expenses

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$53,712	$48,565	$5,147	11%
Product development	2,944	3,118	(174)	(6)%
Selling, general and administrative	34,067	31,490	2,577	8%

Total operating expenses	$90,723	$83,173	$7,550	9%

Cost of Revenue. The increase in cost of revenue was primarily the result of a net increase of $1.6 million in compensation and related benefit costs as a result of additional team members, annual compensation and benefit cost increases, additional costs from the acquisition of eCarList, all of which were offset by the elimination of ALG and Chrome team member costs. In addition, there was an increase of $2.6 million in technology expenses, which includes technology support and other consulting expenses. There were also increases of $1.0 million in Processing solution costs and $0.9 million in Inventory solutions costs, including search optimization and marketing costs associated with our product offerings related to eCarList. This was partially offset by the elimination of $0.4 million of other direct costs from the disposal of ALG and contribution of the net assets of Chrome to the joint venture. The elimination of ALG and Chrome, as well as certain intangibles becoming fully amortized, also contributed to a $1.0 million decrease in amortization expense.

Product Development Expenses. The decrease in product development expenses was primarily the result of a reduction in salary and related benefit costs from the elimination of ALG and Chrome team members.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily the result of a net increase of $1.4 million in compensation and related benefit costs, primarily due to additional team members, annual compensation and benefit cost increases, the acquisition of eCarList and the elimination of costs from the disposal of ALG and Chrome. Additionally, there were increases of $1.0 million of expense related to accelerated depreciation for discontinued technology and other software development projects, $0.3 million in temporary labor costs, $0.2 million in recruiting and relocation costs and $0.2 million in travel and related costs. These other increases were offset by a decrease of $0.7 million in the eCarList contingent consideration liability.

Interest Income

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest income	$184	$84	$100	119%

The increase in interest income is primarily related to interest income recorded on our investments in marketable securities from the cash proceeds received from the issuance of the senior convertible notes in March 2012.

Interest Expense

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(3,208)	$(212)	$(2,996)	(1,413)%

The increase in interest expense is primarily due to interest expense from the senior convertible notes issued in March 2012. Interest expense related to the notes for the three months ended June 30, 2012 consisted of coupon interest of $0.8 million, amortization of debt discount of $1.9 million, and amortization of debt issuance costs of $0.2 million. Interest expense related to our revolving credit facility for the three months ended June 30, 2012 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Other Income (Expense), net

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$(926)	$92	$(1,018)	(1,107)%

The decrease in other income (expense), net is primarily due to a $1.0 million decrease in the estimated value of our warrant in TrueCar due to a decrease in the remaining expected term.

Gain on Disposal of Subsidiary and Sale of Other Assets

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary and sale of other assets	$5,500	$—	$5,500	100%

During the three months ended June 30, 2012, we recorded a gain of $5.5 million related to the sale of a Chrome-branded asset.

Earnings from Equity Method Investment, Net

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$145	$—	$145	100%

During the three months ended June 30, 2012, we recorded net earnings from the Chrome joint venture of $0.1 million. This consisted of our 50% share of the joint venture net income in the amount of $1.1 million, which was reduced by $1.0 million of amortization relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.

Realized Gain on Securities

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$—	$409	$(409)	(100)%

During the three months ended June 30, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain in our consolidated statement of operations of $0.4 million.

Provision for Income Taxes, Net

	Three Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(1,443)	$(4,085)	$2,642	65%

The net provision for income taxes for the three months ended June 30, 2012 of $1.4 million consisted primarily of $1.0 million of federal income tax expense, $0.5 million of state income tax benefit and $0.9 million of tax expense for our Canadian subsidiary. Included in our tax expense for our U.S. subsidiaries for the three months ended June 30, 2012 was income tax provision of 2.0 million on the gain recorded in connection with the sale of a Chrome-branded asset, and $0.2 million of a reduction in valuation allowance resulting from the asset sale, and $0.4 million of benefit on the change in value of our warrant in TrueCar.

The net provision for income taxes for the three months ended June 30, 2011 of $4.1 million consisted primarily of $2.3 million of federal income tax expense, $0.8 million of state income tax expense and $1.0 million of tax expense for our Canadian subsidiary. Our effective tax rate for the three months ended June 30, 2012 is 19.6% compared with 65.3% for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Revenue

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$111,512	$86,940	$24,572	28%
Subscription services revenue	67,163	68,581	(1,418)	(2)%
Other	9,338	10,721	(1,383)	(13)%

Total net revenue	$188,013	$166,242	$21,771	13%

Transaction Services Revenue.    The increase in transaction services revenue was a result of improving credit availability, application and other transaction-related activity, and an increase in automobile sales. These industry trends had a positive impact on the following changes in our key transaction-related business metrics.

	Six Months Ended June 30,		Variance
	2012	2011	Amount	Percent
Average transaction price (1)	$2.56	$2.47	$0.09	4%
Active lenders in our U.S. network as of end of the period	1,212	1,062	150	14%
Active lender to dealer relationships as of end of the period	177,570	157,591	19,979	13%
Transactions processed (in thousands, except percentages)	44,313	35,909	8,404	23%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 4% and 23%, respectively, which resulted in an increase in transaction services revenue of $4.0 million and $20.8 million, respectively. These increases were partially offset by an increase in contra-revenue of $0.2 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included $10.3 million of additional revenue from Processing Solutions (whose transactions are generally at a higher average price than our other transactions); a 14% increase in lender customers active in our U.S. DealerTrack network (new lender customers are generally lower transaction volume customers with higher prices per transaction); and a 13% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use.

Subscription Services Revenue.   The decrease in subscription services revenue is primarily a result of the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The decrease was partially offset by subscription services revenue from the acquisition of eCarList on July 1, 2011 and an increase in subscribing dealers. The net decrease in subscription services revenue was a result of the following changes in our key subscription-related business metrics.

	Six Months Ended June 30,		Variance
	2012	2011	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)	$693	$802	$(109)	(14)%
Subscribing dealers in our U.S. and Canadian networks as of end of the period	16,280	14,488	1,792	12%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

The decrease in average monthly subscription revenue per subscribing dealer is primarily due to the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The elimination of ALG and Chrome revenue, which did not impact the subscribing dealers metric, contributed $13.5 million to the decrease in subscription revenue. This decrease was offset by an increase in the average number of subscribing dealers in our network, including additional subscription services revenue of $7.6 million from eCarList, and the continued success of selling DMS, Inventory and Compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.    The decrease in other revenue of $1.4 million was primarily due to the elimination of other revenue from the ALG and Chrome businesses.

Operating Expenses

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$106,862	$92,992	$13,870	15%
Product development	5,938	6,471	(533)	(8)%
Selling, general and administrative	68,195	61,975	6,220	10%

Total operating expenses	$180,995	$161,438	$19,557	12%

Cost of Revenue. The increase in cost of revenue was primarily the result of a net increase of $5.1 million in compensation and related benefit costs as a result of additional team members, annual compensation and benefit cost increases, additional costs from the acquisition of eCarList, the additional month of compensation and related benefit costs related to the acquisition of DealerTrack Processing Solutions which occurred on January 31, 2011, all of which were offset by the elimination of ALG and Chrome team member costs. Additionally, there was an increase of $2.8 million in Processing solutions costs, an increase of $4.5 million in technology expenses, which includes technology support and other consulting expenses, and an increase of $2.0 million in Inventory solution costs, including search optimization and marketing costs associated with our product offerings related to eCarList. These costs were partially offset by the elimination of $0.8 million of other direct costs from the disposal of ALG and contribution of the net assets of Chrome to the joint venture and a $1.0 million decrease in amortization expense for both fully amortized intangibles and the elimination of amortization expense from the sale of ALG and the contribution of Chrome.

Product Development Expenses. The decrease in product development expenses was primarily the result of a reduction in salary and related benefit costs from the elimination of ALG and Chrome team members.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily the result of a net increase of $3.0 million in compensation and related benefit costs due to additional team members, annual compensation and benefit cost increases, the acquisition of eCarList, the additional month of costs related to the acquisition of DealerTrack Processing Solutions which occurred on January 31, 2011 and the elimination of costs from the disposal of ALG and Chrome. Additionally, there were increases of 1.0 million of expense related to accelerated depreciation for discontinued technology and other software development projects, $0.7 million in recruiting and relocation costs, $0.7 million in travel and related costs, $0.5 million in bad debt expense and $0.3 million in temporary labor costs, offset by a decrease of $0.9 million in the eCarList contingent consideration liability.

Interest Income

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest income	$414	$198	$216	109%

The increase in interest income is primarily related to interest income recorded on our investments in marketable securities from the cash proceeds received from the issuance of the senior convertible notes in March 2012.

Interest Expense

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(4,365)	$(244)	$(4,121)	(1,689)%

The increase in interest expense is primarily due to interest expense from the senior convertible notes issued in March 2012. Interest expense related to the notes for the six months ended June 30, 2012 consisted of coupon interest of $1.0 million, amortization of debt discount of $2.4 million, and amortization of debt issuance costs of $0.3 million. Interest expense related to our revolving credit facility for the six months ended June 30, 2012 consisted of commitment fees of $0.2 million and amortization of debt issuance costs of $0.2 million.

Other Income (Expense), Net

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$(850)	$99	$(949)	(959)%

The decrease in other income (expense), net is primarily due to a $1.0 million decrease in the estimated value of our warrant in TrueCar due to a decrease in the remaining expected term.

Gain on Disposal of Subsidiary and Sale of Other Assets

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary and sale of other assets	$33,193	$—	$33,193	100%

During the six months ended June 30, 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million and a gain of $5.5 million related to the sale of a Chrome-branded asset, which was not contributed to the joint venture.

Earnings from Equity Method Investment, Net

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$308	$—	$308	100%

During the six months ended June 30, 2012, we recorded net earnings from the Chrome joint venture of $0.3 million. This consisted of our 50% share of the joint venture net income in the amount of $2.3 million, which was reduced by approximately $2.0 million of amortization relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.

Realized Gain on Securities

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$—	$409	$(409)	(100)%

During the six months ended June 30, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain in the statement of operations of approximately $0.4 million.

(Provision for) Benefit from Income Taxes, net

	Six Months Ended June 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
(Provision for) benefit from income taxes, net	$(12,832)	$21,628	$(34,460)	159%

The net provision for income taxes for the six months ended June 30, 2012 of $12.8 million primarily consisted of $10.9 million of federal income tax expense, $0.5 million of state income tax expense and $1.4 million of tax expense for our Canadian subsidiary.

The benefit for income taxes for the six months ended June 30, 2011 of $21.6 million consisted primarily of $23.1 million of federal income tax benefit, offset by $0.6 million of state income tax expense and $0.9 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the six months ended June 30, 2012 was 35.9% compared with 390.9% for the six months ended June 30, 2011.

Included in our tax expense for our U.S. subsidiaries for the six months ended June 30, 2012 was income tax provision of $10.4 million on the gain recorded in conjunction with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, $1.2 million of expense from the elimination of the Chrome deferred tax assets and goodwill, income tax provision of $2.0 million on the gain recorded from the sale of a Chrome-branded asset, $0.2 million of a reduction in valuation allowance resulting from the asset sale, and $0.4 million of benefit on the change in value of our warrant in TrueCar, which combined resulted in a 40.9% impact to the rate.

Included in our tax benefit for our U.S. subsidiaries for the six months ended June 30, 2011 was $24.5 million of benefit from the reduction in valuation allowance, which resulted from the reassessment of future taxable income in conjunction with the acquisition of DealerTrack Processing Solutions which occurred on January 31, 2011.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the six months ended June 30, 2012 were $15.7 million, of which $13.6 million was paid in cash.

As of June 30, 2012, we had $216.2 million of cash and cash equivalents, $37.9 million in short-term marketable securities, $27.7 million in long-term marketable securities and $281.4 million in working capital, as compared to $78.7 million of cash and cash equivalents, $46 thousand in short-term marketable securities and $94.5 million in working capital as of December 31, 2011. The change in the balance of our cash and cash equivalents and marketable securities from December 31, 2011 is primarily due to the proceeds from our offering of senior convertible notes, which were issued on March 5, 2012.

On February 27 and February 29, 2012, we entered into the first and second amendments, respectively, to our credit agreement. Under the amended credit agreement, the interest rate on the revolving credit facility is determined quarterly and is equal to LIBOR or Prime, as applicable, plus a margin of (a) between 150 basis points and 225 basis points in the case of Eurodollar/CDOR loans and (b) between 50 basis points and 125 basis points in the case of ABR loans. The rate, in each case, is based on a consolidated leverage ratio for us and our restricted subsidiaries (the ratio of consolidated total debt of us and our restricted subsidiaries to consolidated EBITDA of us and our restricted subsidiaries). Additionally, under the credit facility we are required to make quarterly commitment fee payments on any available unused revolving amounts at a rate between 25 basis points and 40 basis points based on our consolidated leverage ratio. For further information, please refer to Note 19 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. The net proceeds from the offering were $193.0 million after deducting the initial purchaser’s fees and offering expenses. The notes bear interest at a rate of 1.50% per year, payable semi-annually in cash on March 15 and September 15 of each year, beginning on September 15, 2012. In connection with the private offering of the notes, we entered into convertible note hedge transactions with the hedge counterparties for $43.9 million. We also entered into issuer warrant transactions with the hedge counterparties for aggregate proceeds to DealerTrack of approximately $29.7 million. The net cost of these call spread hedge transactions amounted to $14.2 million. We capitalized approximately $7.0 million of debt issuance costs associated with the notes, all of which was paid as of June 30, 2012. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On August 1, 2012, DealerTrack, Inc. purchased all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., a Delaware corporation. The consideration, which consists of $74.0 million in cash, is subject to working capital adjustments subsequent to closing. We are planning to utilize a 338(h)(10) election for tax purposes in connection with the transaction with anticipated future tax savings over several years with a present value of approximately $12.0 million.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$26,550	$14,214
Net cash used in investing activities	$(75,488)	$(141,054)
Net cash provided by financing activities	$186,449	$3,967

Operating Activities

The increase in net cash provided by operations of $12.3 million during the six months ended June 30, 2012 includes operating assets and liabilities increases in prepaid and others assets of $4.6 million, an increase in accounts receivable of $4.4 million, an increase in other assets – long term of $2.7 million, and an increase of $2.1 million from a lower increase in accounts payable and other expenses. The increase in other assets – long term includes $2.2 million from the receipt of cash distributions from equity method investments.

Other changes during the period, primarily non-cash, included an increase of $35.1 million in deferred tax provision, an increase of $2.9 million of debt issuance cost and debt discount amortization, a decrease of $33.2 million of gains comprised of the $27.7 million gain from the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. There was also a $5.5 million gain from the sale of a Chrome-branded asset, a decrease of $4.0 million from the reduction in net income, and a decrease of $2.2 million in windfall tax benefits.

The increase of $35.1 million in deferred tax provision was a result of the $23.7 million deferred tax benefit for the six months ending June 30, 2011 as compared to a deferred tax provision of $11.4 million for the six months ending June 30, 2012. The 2011 deferred tax benefit included the reversal of $24.5 million of valuation allowance on our deferred tax assets. The 2012 deferred tax provision of $11.4 million includes $10.4 million of deferred tax expense on the gain from the contribution of the net assets of Chrome and $1.2 million of deferred tax expense from the elimination of Chrome net deferred tax assets.

Investing Activities

The decrease in net cash used in investing activities of $65.6 million is primarily due to the payment of $128.3 million during the six months ended June 30, 2011 for the acquisition of DealerTrack Processing Solutions, net of acquired cash. This decrease also includes a reduction in capital expenditures, software and website development costs of $1.7 million. These decreases in uses of cash were partially offset by $1.8 million of cash included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the purchase of marketable securities of $70.2 million during the six months ended June 30, 2012. Increases in cash provided by investing activities include $5.5 million received from the sale of a Chrome-branded asset and additional sales and maturities of marketable securities of $2.0 million during the six months ended June 30, 2012.

Financing Activities

The increase in net cash provided by financing activities of $182.5 million is primarily due to the issuance of our senior convertible notes of $200.0 million, the net payment for the call spread overlay of $14.2 million, an increase of $5.8 million of debt issuance costs resulting from the senior convertible notes and the amended credit facility, an increase of $2.2 million in additional windfall tax benefits and an increase in proceeds received from stock option exercises of $0.7 million.

Contractual Obligations

As of June 30, 2012, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

On February 16, 2012, we entered into a lease agreement for additional office space in Dallas, Texas. The initial term of the lease is 130 months, over which base rents are expected to be approximately $13 million.

On February 27, 2012, we entered into a first amendment on the credit agreement, which amended the credit agreement to, among other things: (i) permits us to make mandatory interest and principal payments and settle conversions in respect of the senior convertible notes in cash, shares of our common stock, or a combination thereof; and (ii) permits us to enter into the convertible note hedge and warrant transactions in connection with the private offering of the notes.

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

As of June 30, 2012, we had no amounts outstanding under this revolving credit facility. For further information, please refer to Note 19 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The economic downturn resulted in automotive dealer consolidation and the number of franchised automotive dealers declined significantly in 2009 and 2010. Based on data from the National Automobile Dealers Association, the number of franchised dealers declined, by approximately 3,500, or 17%, since the beginning of 2007 to the end of 2011. A reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products.

Volatility in our stock price, declines in our market capitalization and material declines in revenue and profitability could result in impairments to the carrying value of our goodwill, deferred tax assets and other long-lived assets. Additionally, we may be required to impair some of our goodwill or long-lived assets if these conditions worsen for a period of time.

Effects of Inflation

Our monetary assets, consisting primarily of cash and cash equivalents, marketable securities, receivables and long-term investments, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of June 30, 2012, we had $216.2 million of cash and cash equivalents, $37.9 million of short-term marketable securities and $27.7 million of long-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk. Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.4 million and $0.5 million on consolidated operating results for the three and six months ended June 30, 2012, respectively.

Senior Convertible Notes

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. The fair market value of senior convertible notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the senior convertible notes may also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the senior convertible notes, and may affect the prices at which we would be able to repurchase such notes were we to do so. These changes do not impact our financial position, cash flows or results of operations. For additional information on the fair value of senior convertible notes, see Note 18 to our consolidated financial statements included in Item 1 of Part I of this report.

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

The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments. Changes in the market value of our common stock impact the fair value of the convertible note hedge and warrants. These changes do not impact our financial position, cash flows or results of operations

See Note 18 to our consolidated financial statements included in Item 1 of Part I of this report for more information regarding the notes, the convertible note hedge and the warrants.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which is expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described under Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings” and incorporated by reference herein.

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

The following table sets forth the repurchases for the three months ended June 30, 2012:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2012	—	$—	n/a	n/a
May 2012	2,192	$30.58	n/a	n/a
June 2012	678	$25.84	n/a	n/a

Total	2,870

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DealerTrack Holdings, Inc.

Date: August 8, 2012	/s/ Eric D. Jacobs
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

