Form 10-Q
period 2012-09-30
Dealertrack Technologies, Inc
filed 2012-11-09
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51653

Dealertrack Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-2336218
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

1111 Marcus Ave., Suite M04
Lake Success, NY 11042
(Address of principal executive offices, including zip code)

(516) 734-3600

(Registrant’s telephone number, including area code)

DealerTrack Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 31, 2012, 42,711,488 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$163,700	$78,709
Marketable securities	45,413	46
Customer funds	3,861	1,097
Customer funds receivable	20,822	18,695
Accounts receivable, net of allowances of $4,405 and $5,102 as of September 30, 2012 and December 31, 2011, respectively	46,772	37,588
Deferred tax assets	9,019	9,171
Prepaid expenses and other current assets	24,488	23,011

Total current assets	314,075	168,317

Marketable securities – long-term	8,192	—
Property and equipment, net	22,702	21,637
Software and website developments costs, net	40,348	37,341
Investments (Note 10)	124,179	89,000
Intangible assets, net	99,289	96,441
Goodwill	242,082	200,840
Deferred tax assets, net	31,654	34,421
Other assets — long-term	14,308	12,356

Total assets	$896,829	$660,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,641	$7,792
Accrued compensation and benefits	13,288	17,915
Accrued liabilities — other	15,852	15,487
Customer funds payable	24,683	19,792
Deferred revenue	10,103	9,115
Deferred tax liabilities	3,473	3,443
Due to acquirees	10,966	—
Capital leases payable	122	255

Total current liabilities	86,128	73,799

Capital leases payable	124	107
Deferred tax liabilities	76,510	70,087
Deferred revenue	5,542	6,730
Due to acquirees	—	10,493
Senior convertible notes, net (Note 18)	160,342	—
Other liabilities	3,644	4,381

Total long-term liabilities	246,162	91,798

Total liabilities	332,290	165,597

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 45,818,146 shares issued and 42,691,290 shares outstanding as of September 30, 2012; and 44,957,890 shares issued and 41,858,697 shares outstanding as of December 31, 2011	458	450
Treasury stock, at cost, 3,126,856 shares and 3,099,193 shares as of September 30, 2012 and December 31, 2011, respectively	(52,351)	(51,567)
Additional paid-in capital	534,875	486,284
Accumulated other comprehensive income	8,376	6,363
Retained earnings	73,181	53,226

Total stockholders’ equity	564,539	494,756

Total liabilities and stockholders’ equity	$896,829	$660,353

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenue:
Net revenue	$99,084	$95,793	$287,097	$262,035

Operating expenses: (1)
Cost of revenue	55,475	52,129	162,337	145,121
Product development	2,874	3,278	8,812	9,749
Selling, general and administrative	35,307	33,342	103,502	95,317

Total operating expenses	93,656	88,749	274,651	250,187

Income from operations	5,428	7,044	12,446	11,848
Interest income	181	71	595	270
Interest expense	(3,214)	(334)	(7,579)	(578)
Other income (expense), net	(5,271)	72	(6,121)	171
Gain on disposal of subsidiary and sale of other assets (Note 9)	—	—	33,193	—
Earnings from equity method investment, net	429	—	737	—
Realized gain on securities	4	—	4	409

Income (loss) before (provision for) benefit from income taxes, net	(2,443)	6,853	33,275	12,120
(Provision for) benefit from income taxes, net	(488)	(1,492)	(13,320)	20,135

Net (loss) income	$(2,931)	$5,361	$19,955	$32,255

Basic net (loss) income per share	$(0.07)	$0.13	$0.47	$0.78
Diluted net (loss) income per share	$(0.07)	$0.13	$0.45	$0.76
Weighted average common stock outstanding (basic)	42,661	41,396	42,413	41,146
Weighted average common stock outstanding (diluted)	42,661	42,497	43,909	42,367

(1)   Stock-based compensation expense recorded for the three and nine months ended September 30, 2012 and 2011 was classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$603	$456	$1,828	$1,308
Product development	169	176	589	548
Selling, general and administrative	2,718	2,113	7,785	6,857

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net (loss) income	$(2,931)	$5,361	$19,955	$32,255

Other comprehensive income, net of tax
Foreign currency translation adjustments	2,141	(4,030)	1,985	(2,449)
Net change in unrealized gains (losses) on securities	42	(160)	28	(173)
Other comprehensive income (loss)	2,183	(4,190)	2,013	(2,622)

Total comprehensive (loss) income	$(748)	$1,171	$21,968	$29,633

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$19,955	$32,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,659	37,620
Deferred tax provision (benefit)	9,261	(22,813)
Stock-based compensation expense	10,202	8,713
Provision for doubtful accounts and sales credits	5,520	4,828
Earnings from equity method investment, net	(737)	—
Deferred compensation	112	150
Stock-based compensation windfall tax benefit	(4,226)	(2,255)
Gain on disposal of subsidiary and sale of other assets	(33,193)	—
Realized gain on securities	(4)	(409)
Amortization of debt issuance costs and debt discount	5,244	213
Change in contingent consideration	(900)	—
Change in fair value of warrant	6,310	—
Amortization of deferred interest	574	15
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,312)	(16,449)
Prepaid expenses and other current assets	2,848	(1,649)
Other assets — long-term	6,796	(223)
Accounts payable and accrued expenses	(5,186)	(3,969)
Deferred rent	151	37
Deferred revenue	1,912	1,726
Other liabilities — long-term	(2,190)	965

Net cash provided by operating activities	42,796	38,755

Investing Activities:
Capital expenditures	(6,610)	(6,860)
Capitalized software and website development costs	(14,824)	(14,807)
Proceeds from sale of Chrome-branded asset	5,500	—
Purchases of marketable securities	(70,175)	—
Proceeds from sales and maturities of marketable securities	16,106	2,935
Cash contributed for equity method investment	(1,750)	—
Payment for acquisition of businesses and intangible assets, net of acquired cash	(73,994)	(151,962)

Net cash used in investing activities	(145,747)	(170,694)

Financing Activities:
Principal payments on capital lease obligations and financing arrangements	(496)	(387)
Proceeds from the exercise of employee stock options	5,500	5,177
Proceeds from employee stock purchase plan	592	509
Proceeds from issuance of senior convertible notes	200,000	—
Payments for debt issuance costs	(7,723)	(1,909)
Payments for convertible note hedges	(43,940)	—
Proceeds from issuance of warrants	29,740	—
Purchases of treasury stock	(784)	(446)
Stock-based compensation windfall tax benefit	4,226	2,255

Net cash provided by financing activities	187,115	5,199

Net increase (decrease) in cash and cash equivalents	84,164	(126,740)
Effect of exchange rate changes on cash and cash equivalents	827	(872)
Cash and cash equivalents, beginning of period	78,709	192,563

Cash and cash equivalents, end of period	$163,700	$64,951

Supplemental Disclosure:
Cash paid for:
Income taxes	$2,708	$5,125
Interest	1,965	141
Non-cash investing and financing activities:
Non-cash consideration issued for investment in Chrome Data Solutions (Note 9)	42,301	—
Non-cash consideration issued for acquisition of eCarList	—	12,956
Accrued capitalized hardware, software and fixed assets	2,603	1,756
Assets acquired under capital leases and financing arrangements	772	34
Capitalized stock-based compensation	—	98
Deferred compensation reversal to equity	112	150

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
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

Effective November 7, 2012, DealerTrack Holdings, Inc. amended its charter to change its name to Dealertrack Technologies, Inc. This change was approved by the stockholders at our Annual Meeting of Stockholders on June 20, 2012.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Dealertrack Technologies, Inc. (Dealertrack) for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2011 balance sheet information has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of results of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 22, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Certain previously reported amounts have been reclassified on the consolidated statement of operations.   For the three and nine months ended September 30, 2011, we have reclassified certain salary and benefits costs of approximately $1.1 million and $2.0 million, respectively, to selling, general and administrative expenses from product development expenses and cost of revenues.  In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, certain previously reported amounts have been reclassified on the consolidated statement of operations. These reclassifications did not have a material impact on our previously issued consolidated financial statements.

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

Marketable Securities

Marketable securities consist of U.S. treasury and agency securities, corporate bonds, municipal bonds and a tax-advantaged preferred security. All of our marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are included in the consolidated statement of operations and are calculated based on the specific identification method.

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

4. Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are prioritized into a three-level fair value hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability. The fair value hierarchy gives the lowest priority to Level 3 inputs.

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. There were no transfers between levels of the fair value hierarchy during the periods presented below.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
Cash equivalents (1)	$68,576	$—	$—	$68,576
Marketable securities (2)	—	53,605	—	53,605
Investments – long term (3)	—	—	—	—

Total	$68,576	$53,605	$—	$122,181

Contingent consideration (4)	—	—	—	—

Total	$—	$—	$—	$—

As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Cash equivalents (1)	$6,594	$—	$—	$6,594
Marketable securities (2)	—	46	—	46
Investments – long term (3)	—	—	6,500	6,500

Total	$6,594	$46	$6,500	$13,140

Contingent consideration (4)	—	—	(900)	(900)

Total	$—	$—	$(900)	$(900)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of September 30, 2012 and December 31, 2011, these investments were at least AA rated.

(2)	As of September 30, 2012, Level 2 marketable securities include U.S. treasury and agency securities, corporate bonds, municipal bonds and an investment in a tax-advantaged preferred security. As of December 31, 2011, Level 2 marketable securities include an investment in a tax-advantaged preferred security. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant was revalued each reporting period through its expiration date of October 1, 2012, with the change in fair value recorded in the consolidated statements of operations. Prior to its exercise, the fair value of the warrant was estimated using a Black-Scholes option pricing model. The significant unobservable inputs used in the pricing model were share price, expected volatility, and expected term. An increase (decrease) in any of the individual inputs would result in a significantly higher (lower) estimated fair value measurement. During the three months ended September 30, 2012, we exercised the warrant at a value of $0.2 million. The exercise value was based on an independent valuation approved by the board of directors of TrueCar. For the three and nine months ended September 30, 2012, the value decreased by $5.3 million and $6.3 million, respectively, as a result of a decrease in the remaining expected term and a decrease in the estimated share price. The shares, and related value of the shares received upon net exercise, became part of our existing cost method investment in TrueCar.

(4)	A portion of the purchase price of eCarList included contingent consideration that is payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We do not expect to make any contingent consideration payments for the achievement of revenue targets in 2012. We recorded a fair value adjustment in the amount of $0.9 million of income for the nine months ended September 30, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011. No amounts were recorded as income for the three months ended September 30, 2012.

A reconciliation of the beginning and ending balances of the warrant, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2011	$6,500
Change in fair value of warrant	(6,310)
Exercise of warrant	(190)

Balance as of September 30, 2012	$—

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2011	$(900)
Change in fair value of contingent consideration	900

Balance as of September 30, 2012	$—

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of September 30, 2012 is $209.0 million. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objective of capital preservation, maintaining liquidity, and avoiding concentrations. The following is a summary of available-for-sale securities as of September 30, 2012 (in thousands):

As of September 30, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$25,968	$115	$(75)	$26,008
Corporate debt securities	27,385	42	(1)	27,426
Municipal securities	171	—	0	171

Total	$53,524	$157	$(76)	$53,605

Available-for-sale securities as of December 31, 2011 consisted of a tax-advantaged preferred security with a fair value of $46 thousand.

As of September 30, 2012, $45.4 million of marketable securities had scheduled maturities of less than one year, and approximately $8.2 million had scheduled maturities of greater than one year but less than two years. In addition, more than half of our marketable securities were AA rated, and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

6. Net (Loss) Income Per Share

Net (loss) income per share is computed in accordance with FASB ASC Topic 260, Earnings Per Share (ASC 260). Under ASC 260, basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Numerator:
Net (loss) income	$(2,931)	$5,361	$19,955	$32,255

Denominator:
Weighted average common stock outstanding (basic)	42,661	41,396	42,413	41,146
Common equivalent shares from options to purchase common stock and restricted common stock units	—	1,101	1,496	1,221

Weighted average common stock outstanding (diluted)	42,661	42,497	43,909	42,367

Basic net (loss) income per share	$(0.07)	$0.13	$0.47	$0.78
Diluted net (loss) income per share	$(0.07)	$0.13	$0.45	$0.76

The following is a summary of the weighted average shares outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock options	3,942	1,859	655	1,351
Restricted stock units	957	59	239	292
Performance stock units	234	1	—	0

Total antidilutive awards	5,133	1,919	894	1,643

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37. Additional dilution will occur if our stock price exceeds the warrant strike price of $46.18. Our share price during the quarter did not exceed the conversion price or warrant strike price and therefore there was no impact to diluted net (loss) income per share.

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

The following summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$1,189	$1,209	$3,512	$3,709
Restricted common stock	—	33	—	321
Restricted stock units	1,800	1,299	5,307	3,953
Performance stock units	501	204	1,383	730

Total stock-based compensation expense	$3,490	$2,745	$10,202	$8,713

8. Business Combinations

1st Auto Transport Directory Acquisition

On August 1, 2012, Dealertrack, Inc. purchased all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., now known as Dealertrack CentralDispatch, Inc. for a purchase price of $73.7 million, reflective of preliminary working capital adjustments.

Dealertrack CentralDispatch delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. Dealertrack CentralDispatch’s offerings include CentralDispatch.com, a leading business-to-business, subscription-based network for facilitating vehicle transportation, with more than 13,000 network subscribers; jTracker.com, a CRM and lead management tool for automotive transportation brokers; and MoveCars.com, one of the premier online advertising directories for the vehicle transportation industry. Dealertrack CentralDispatch is now part of our Inventory solution. We expect this acquisition to increase subscription revenue from dealerships while helping dealers improve their overall efficiency and profitability.

We expect to make payments to certain former employees of Dealertrack CentralDispatch related to continued employment that will result in compensation expense of approximately $0.1 million to be recorded in our consolidated statement of operations over a period of ten months commencing from the date of acquisition.

We expensed approximately $0.3 million and $0.5 million of professional fees associated with the acquisition for the three and nine months ended September 30, 2012, respectively.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$224
Property and equipment	101
Intangible assets	25,340
Goodwill	48,251

Total assets acquired	73,916
Total liabilities assumed	(215)

Net assets acquired	$73,701

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining Dealertrack CentralDispatch with our current products. We plan to make a 338(h)(10) election for tax purposes in connection with the transaction. As a result, both the acquired goodwill and intangible assets are expected to be deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Technology	$14,200	7
Customer relationships	7,930	4
Trade names	2,800	7
Non-compete agreement	410	4

Total acquired identifiable intangible assets	$25,340

The results of Dealertrack CentralDispatch were included in our consolidated statement of operations from the date of acquisition. Dealertrack CentralDispatch revenue, which is subscription-based, was $1.7 million from the date of acquisition through September 30, 2012. We are unable to provide Dealertrack CentralDispatch earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisitions of Dealertrack Processing Solutions and eCarList, as well as the divestiture of ALG had been completed as of January 1, 2010 and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the acquisition of Dealertrack CentralDispatch, had been completed as of January 1, 2011. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the transactions, interest expense on short-term and long-term debt which was not acquired, compensation expense related to amounts to be paid for continued employment, compensation expense and interest expense related to the eCarList note payable, revenue and costs from commercial arrangements, and data license costs and related amortization. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(In thousands, except per share data)
Net revenue	$90,084	$255,084
Net income	5,120	7,572
Basic net income per share	0.12	0.18
Diluted net income per share	0.12	0.18

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

In a separate transaction, on January 23, 2012, we agreed to sell a Chrome-branded asset to a third-party, which was not contributed to the joint venture, for $5.5 million. During June 2012, we completed the sale and recorded a pre-tax gain of $5.5 million after performing all of the necessary procedures required as part of the sales agreement. We incurred additional costs in connection with the sale of this asset of $0.2 million for the nine months ended September 30, 2012.

10. Investments

Investments as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Cost method investment - TrueCar	$82,690	$82,500

Warrant - TrueCar	—	6,500

Equity method investment	41,489	—

Total investments	$124,179	$89,000

Cost method investment – TrueCar

On October 1, 2011, we sold our wholly-owned subsidiary, ALG, to TrueCar. In consideration for the sale of ALG, we received an equity interest in TrueCar with a value of $82.5 million. During the three months ended September 30, 2012, upon the net exercise of our warrant in TrueCar, additional shares with a value of $0.2 million are now classified in our cost method investment. We are not aware of factors requiring further assessment of the recoverability of the investment and we do not believe this investment was impaired as of September 30, 2012.

Warrant – TrueCar

In connection with the sale of ALG to TrueCar, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock. During the three months ended September 30, 2012, we exercised our warrant in TrueCar at a value of $0.2 million. The value of the shares received upon net exercise is now included in our existing cost method investment in TrueCar. During the three and nine months ended September 30, 2012, the value decreased by $5.3 million and $6.3 million, respectively, due to a decrease in the remaining expected term and a decrease in the estimated share price.

Equity method investment

Commencing on January 1, 2012, we record within our consolidated statement of operations 50% of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand. Distributions are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.  This basis difference, based upon a valuation of the fair value of contributed assets, is $15.5 million and will be recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of September 30, 2012 is $12.5 million. The amortization of the basis difference to be recorded for the remainder of 2012 is $1.0 million and for fiscal year 2013 is $2.8 million.

The change in our equity method investment for the three and nine months ended September 30, 2012 was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Beginning balance	$42,145	$—
Investment	—	44,050
Share of net income	1,425	3,726
Amortization of basis difference	(996)	(2,989)
Cash distributions received	(1,085)	(3,298)

Ending balance	$41,489	$41,489

In connection with the contribution of the net assets of Chrome to Chrome Data Solutions on January 1, 2012, certain Chrome employees remained employed by Dealertrack through January 31, 2012.  Their salary and related benefits were recorded in cost of revenue, product development and selling, general and administrative expenses.  The reimbursement for these costs, in the amount of $0.8 million, was recorded as a reduction of selling, general and administrative expenses for the nine months ended September 30, 2012.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three and nine months ended September 30, 2012, we accrued approximately $0.1 million and $0.4 million, respectively, of expense in connection with the annual data license.

In connection with a transitional services agreement with Chrome Data Solutions, during the nine months ended September 30, 2012, we expensed approximately $0.2 million for services received. In addition, for the nine months ended September 30, 2012, we recorded income of approximately $0.1 million for services performed. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively. We expect this activity to continue through the remainder of 2012.

The summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet	(Unaudited)
September 30,
2012
Current assets	$12,183
Non-current assets	33,598
Total assets	$45,781

Current liabilities	$5,698
Non-current liabilities	234
Total liabilities	$5,932

Condensed Results of Operations

	(Unaudited)	(Unaudited)
	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Sales	$11,353	$33,385
Gross profit	7,005	20,574
Net income	2,850	7,451

11. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2012	2011
Computer equipment	3 – 5	$42,737	$40,456
Office equipment	5	4,900	4,789
Furniture and fixtures	5	5,030	3,693
Leasehold improvements	3 – 13	4,238	3,545

Total property and equipment, gross		56,905	52,483
Less: Accumulated depreciation		(34,203)	(30,846)

Total property and equipment, net		$22,702	$21,637

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense	$2,424	$2,276	$6,886	$6,438

12. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer relationships	$83,070	$(40,020)	$76,191	$(31,745)	4-7
Database	492	(492)	492	(492)	3-6
Trade names	7,692	(2,218)	4,889	(1,484)	2-7
Technology	62,448	(19,515)	63,900	(25,057)	2-7
Non-compete agreements	7,300	(3,939)	7,299	(2,796)	4-5
State DMV relationships	6,190	(1,719)	6,190	(946)	6

Total	$167,192	$(67,903)	$158,961	$(62,520)

Amortization expense related to intangibles for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Intangible amortization expense	$6,952	$7,543	$20,484	$22,111

Amortization expense that will be incurred for the remaining period of 2012 and for each of the subsequent five years and thereafter is estimated as follows (in thousands):

Remainder of 2012	$7,373
2013	27,481
2014	23,565
2015	20,252
2016	11,291
2017	5,496
Thereafter	3,831

Total	$99,289

13. Goodwill

The change in carrying amount of goodwill for the nine months ended September 30, 2012 was as follows (in thousands):

Goodwill, gross, as of December 31, 2011	$200,840
Accumulated impairment losses as of December 31, 2011	—
Goodwill, net, as of December 31, 2011	$200,840

Impact of change in Canadian dollar exchange rate	865
Contribution of Chrome goodwill	(7,874)
Acquisition of Dealertrack CentralDispatch	48,251
Goodwill, gross, as of September 30, 2012	$242,082

Accumulated impairment losses as of September 30, 2012	—
Goodwill, net, as of September 30, 2012	$242,082

14. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

	September 30,	December 31,
	2012	2011
Professional fees	$2,809	$2,634
Customer deposits	2,369	2,390
Acquisition-related compensation	1,356	—
Sales taxes	1,091	1,093
Revenue share	1,028	1,651
Software licenses and maintenance contracts	989	976
Computer and office equipment, furniture and fixtures	721	373
Interest payable	611	275
State DMV transaction fees	575	480
Service credits and customer rebates	264	747
Other	4,039	4,868

Total accrued liabilities – other	$15,852	$15,487

15. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Internal Revenue Service (IRS) has initiated a review of our consolidated federal income tax return for the period ended December 31, 2009. In addition, the Canadian Revenue Agency has initiated a review of our Canadian corporate income tax returns for the periods ended December 31, 2009 and December 31, 2010.

The total liability for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, which is recorded in our consolidated balance sheets in accrued liabilities – other, as of September 30, 2012 and December 31, 2011, was $0.6 million and $0.5 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both September 30, 2012 and December 31, 2011, accrued interest and penalties related to tax positions taken on our tax returns are approximately $0.1 million.

The net provision of $0.5 million for the three months ended September 30, 2012 includes a $2.0 million benefit on the change in value of our warrant in TrueCar.

The net provision of $13.3 million for the nine months ended September 30, 2012, includes $10.5 million of tax provision on the gain recorded in connection with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, $1.9 million of tax provision on the gain recorded in connection with the sale of a Chrome-branded asset net of a reduction in valuation allowance resulting from the asset sale, $1.3 million of provision from the elimination of Chrome net deferred tax assets and goodwill, and $2.4 million of benefit on the changes in value of our warrant in TrueCar.

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

Retail Sales Tax

On an ongoing basis, various tax jurisdictions in the United States conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional sales tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority. We currently have $0.9 million of pending assessments in one state. The current matter has been moved to an administrative hearing. We have not accrued for any amounts relating to this assessment or periods subsequent to the assessment period.

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of Dealertrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the three and nine months ended September 30, 2012, we recorded contra revenue related to the service credits of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2011, we recorded contra revenue related to the service credits of $0.3 million and $0.7 million, respectively. As of September 30, 2012, approximately $0.7 million of the service credits remain.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.4 million as of September 30, 2012, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.3 million as of September 30, 2012.

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

On September 8, 2009, Dealertrack filed a notice of appeal in the United States Court of Appeals for the Federal Circuit in regards to the finding of non-infringement of the ‘841 Patent, the invalidity of the ‘427 Patent, and the claim construction order to the extent that it was relied upon to find the judgments of non-infringement and invalidity.  The defendants also appealed certain findings of the District Court. On May 5, 2011, oral arguments on the appeal were held.  On January 20, 2012, the Court of Appeals released its decision.  The decision reinstated Dealertrack's infringement action against RouteOne and Finance Express on four claims of the '841 patent, found that claims 14, 16 and 17 of the ‘841 Patent were invalid for indefiniteness and upheld the District Court’s decision regarding the invalidity of certain claims of the ‘427 patent.  The case was remanded to the district court for further proceedings.

On October 1, 2012, we entered into to a Settlement Agreement with RouteOne which resulted in the dismissal of RouteOne from the case.  The case against Finance Express remains.

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

Revenue earned in Canada for the three and nine months ended September 30, 2012 was approximately 11% and 10%, respectively, of our total net revenue. Revenue earned in Canada for the three and nine months ended September 30, 2011 was approximately 10% of our total net revenue. Long-lived assets in Canada were $35.2 million and $35.5 million as of September 30, 2012 and December 31, 2011, respectively.

Supplemental disclosure of revenue by service type for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Transaction services revenue	$58,729	$50,411	$170,241	$137,351
Subscription services revenue	35,723	39,261	102,886	107,842
Other	4,632	6,121	13,970	16,842

Total net revenue	$99,084	$95,793	$287,097	$262,035

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

As of September 30, 2012, the "if-converted value" did not exceed the principal amount of the notes since the closing sales price of our common stock was less than the initial conversion price of the notes.

Issuance costs of $7.0 million related to the issuance of the notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively. The amount allocated to capitalized debt issuance costs was $5.4 million. As of September 30, 2012, total capitalized debt issuance costs remaining to be amortized to interest expense were $4.9 million.

 The net carrying amount of the liability component of the notes as of September 30, 2012 consists of the following (in thousands):

Principal amount	$200,000
Unamortized discount	39,658

Net carrying value	$160,342

Total interest expense associated with the notes consisted of the following for the three and nine months ended September 30, 2012 (in thousands):

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Cash interest expense (1.50% coupon rate)	$750	$1,708
Amortization of debt issuance costs and debt discount	2,118	4,811

Total interest expense	$2,868	$6,519

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

19. Revolving Credit Facility

On April 20, 2011, we entered into a $125.0 million revolving credit facility (including a $25.0 million Canadian sublimit), which is available for general corporate purposes (including capital expenditures and investments), subject to certain conditions. The agreement permitted us to borrow an additional $100.0 million of funds. Our obligations under the credit facility are guaranteed by certain of our existing and future subsidiaries and secured by substantially all of the assets of the company and such subsidiaries.

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

On February 29, 2012, we entered into a second amendment to the amended credit agreement, which, among other things: (i) reduces the commitment fee payable under and the interest rate margins applicable to extensions of credit pursuant to the amended credit agreement; (ii) extends the termination date of the revolving commitments under the amended credit agreement to March 1, 2017; (iii) increases to $200.0 million (from $100.0 million) the maximum aggregate incremental term loans and revolving commitments that may be made available to us under the amended credit agreement; and (iv) revises the financial maintenance covenants in the amended credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio, and to add a maximum secured leverage ratio.

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

We have capitalized approximately $2.7 million of total debt issuance costs associated with the credit facility, of which $2.0 million was remaining to be amortized as interest expense as of September 30, 2012. Debt issuance costs associated with the credit facility amortized to interest expense for the three and nine months ended September 30, 2012 were $0.1 million and $0.3 million, respectively. Interest expense related to the commitment fee for the three and nine months ended September 30, 2012 was $0.1 million and $0.3 million, respectively. As of September 30, 2012, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

20. Subsequent Events

On October 1, 2012, Dealertrack, Inc. completed the acquisition of ClickMotive LP, a leading provider of interactive marketing solutions for the automotive retailing industry, based in Plano, Texas. The consideration, which consists of $48.9 million in cash, is subject to working capital adjustments subsequent to closing. The sellers will be eligible to receive additional consideration of up to $7.65 million, payable in 2014, upon achievement of certain performance targets in 2013.

ClickMotive provides SaaS solutions exclusively to the automotive industry by offering a leading comprehensive digital marketing platform that combines the power of the web, mobile, social, search and video into one online marketing platform. Currently, more than 3,000 U.S. automotive dealerships leverage ClickMotive’s platform.

We expensed approximately $0.7 million and $0.9 million of professional fees associated with the acquisition in the three and nine months ended September 30, 2012. Additionally, we expect to make payments to certain former employees of ClickMotive related to continued employment that will result in acquisition-related compensation expense of between $0.4 million and $1.7 million to be recorded in our consolidated statement of operations through the end of 2013.

We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the fourth quarter of 2012. Based upon the preliminary valuation, we expect to recognize approximately $22 million of intangibles and $26 million of goodwill as part of the allocation of purchase price. Both the acquired goodwill and intangible assets are deductible for tax purposes.

On November 1, 2012, Dealertrack Technologies Canada, Inc. acquired the assets of Ford Motor Company of Canada, Limited's iCONNECT Direct DMS business for $6.9 million in cash. We are in the process of finalizing the fair value assessment for the acquired assets, which is expected to be completed during the fourth quarter of 2012. Based upon the preliminary valuation, we expect to recognize approximately $3 million of intangibles and $4 million of goodwill as part of the allocation of purchase price. Both the acquired goodwill and intangible assets are expected to be deductible for tax purposes.

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

We monitor our business performance using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and lenders, active lender to dealer relationships in the Dealertrack network, the number of subscribing dealers in the Dealertrack network, the number of transactions processed, the average transaction price, the average monthly subscription revenue per subscribing dealership and transaction revenue per car sold. We believe that improvements in these metrics will result in improvements in our financial performance over time.

The following is a table consisting of non-GAAP financial measures and certain other business statistics that management is continually monitoring (amounts in thousands are GAAP net (loss) income, adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net (loss) income:	$(2,931)	$5,361	$19,955	$32,255

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA – previous presentation (non-GAAP) (1)	$23,554	$23,041	$61,298	$56,989
Adjusted EBITDA (non-GAAP) (1)	$27,044	$25,786	$71,500	$65,584
Adjusted net income (non-GAAP) (1)	$12,455	$14,654	$35,396	$33,194
Capital expenditures, software and website development costs	$9,157	$7,222	$24,809	$23,555
Active dealers in our U.S. network as of end of the period (2)	19,107	17,629	19,107	17,629
Active lenders in our U.S. network as of end of the period (3)	1,237	1,103	1,237	1,103
Active lender to dealer relationships as of end of the period (4)	178,809	161,400	178,809	161,400
Subscribing dealers in U.S. and Canada as of end of the period (5)	16,421	15,860	16,421	15,860
Transactions processed (6)	22,738	19,772	67,051	55,681
Average transaction price (7)	$2.63	$2.60	$2.59	$2.52
Average monthly subscription revenue per subscribing dealership (8)	$694	$834	$693	$813
Transaction revenue per car sold (9)	$6.47	$6.20	$6.88	$6.16

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and may exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding and certain other non-recurring items.

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

Adjusted net income is a non-GAAP financial measure that represents GAAP net (loss) income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and may also exclude certain items such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense, rebranding and certain other non-recurring items. These adjustments to net (loss) income, which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA and adjusted net income only as supplements to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not measurements of our financial performance under GAAP and should not be considered as alternatives to net (loss) income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net (loss) income	$(2,931)	$5,361	$19,955	$32,255
Interest income	(181)	(71)	(595)	(270)
Interest expense – cash	984	334	2,426	578
Interest expense – non-cash (10)	2,230	—	5,153	—
Provision for (benefit from) income taxes, net	488	1,492	13,320	(20,135)
Depreciation of property and equipment and amortization of capitalized software and website costs	5,780	5,338	17,175	15,509
Amortization of acquired identifiable intangibles	6,952	7,543	20,484	22,111

EBITDA (non-GAAP)	13,322	19,997	77,918	50,048
Adjustments:
Gain on disposal of subsidiary and sale of other assets	—	—	(33,193)	—
Acquisition-related and other professional fees	1,385	1,390	2,122	2,606
Contra-revenue (11)	1,092	1,175	3,190	3,232
Integration and other related costs (including amounts related to stock-based compensation)	483	51	704	1,009
Acquisition-related contingent consideration changes and compensation expense, net (12)	445	428	403	503
Amortization of equity method investment basis difference (13)	996	—	2,989	—
Rebranding expense	521	—	855	—
Change in fair value of warrant	5,310	—	6,310	—
Realized gain on securities	—	—	—	(409)

Adjusted EBITDA – previous presentation (non-GAAP)	23,554	23,041	61,298	56,989
Stock-based compensation (excluding amounts included in integration and other related costs)	3,490	2,745	10,202	8,595
Adjusted EBITDA (non-GAAP)	$27,044	$25,786	$71,500	$65,584

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net (loss) income	$(2,931)	$5,361	$19,955	$32,255
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (14)	—	1,197	—	(22,350)
Amortization of acquired identifiable intangibles	6,952	7,543	20,484	22,111
Stock-based compensation (excluding integration and other related costs)	3,490	2,745	10,202	8,595
Gain on disposal of subsidiary and sale of other assets	—	—	(33,193)	—
Contra-revenue(11)	1,092	1,175	3,190	3,232
Integration and other related costs (including amounts related to stock-based compensation)	536	51	757	1,009
Interest expense – non-cash (not tax-impacted) (10)	2,230	—	5,153	—
Amortization of equity method investment basis difference (13)	996	—	2,989	—
Acquisition-related and other professional fees	1,385	1,390	2,122	2,606
Acquisition-related contingent consideration changes and compensation expense, net (12)	445	428	403	503
Rebranding expense	521	—	855	—
Realized gain on securities (non-taxable)	—	—	—	(409)
Accelerated depreciation of certain technology assets (15)	75	—	1,004	—
Change in fair value of warrant	5,310	—	6,310	—
Amended state tax returns impact (non-taxable)	—	(271)	—	(239)
Tax impact of adjustments (16)	(7,646)	(4,965)	(4,835)	(14,119)

Adjusted net income (non-GAAP)	$12,455	$14,654	$35,396	$33,194

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as a majority of these customers are not dealers.

(6)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Technologies Canada networks at the end of a given period.

(7)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Technologies Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(9)	Represents transaction revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount.

(11)	For further information, please refer to Note 16 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 16 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList acquisition and other additional acquisition related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of contributed Chrome assets and the fair value of the investment in Chrome Data Solutions.

(14)	As a result of the acquisition of Dealertrack Processing Solutions, on January 31, 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of Dealertrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million during the three months ended March 31, 2011.

(15)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(16)	The tax impact of adjustments for the three and nine months ended September 30, 2012 are based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.6%, respectively, for the three months ended September 30, 2012, and 38.1% and 37.6%, respectively, for the nine months ended September 30, 2012. The tax impact of adjustments for the three and nine months ended September 30, 2011 were based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.3% and 37.0%, respectively, for the three months ended September 30, 2011, and 37.1% and 37.0%, respectively, for the nine months ended September 30, 2011.

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

Subscription Services Revenue. Subscription services revenue consists of revenue earned from our dealers and other customers (typically on a monthly basis) for use of our subscription or license-based products and services. Our subscription services enable dealers and other customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, and transport inventory and execute financing contracts electronically.

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

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due on the number of transactions processed and direct costs for data licenses. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, compensation and related benefits, and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions, and advertising expenses associated with our search and media product offerings. For those periods prior to the disposal of ALG, cost of revenue also included direct costs (printing, binding and delivery) associated with residual value guides.

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

We allocate overhead such as occupancy and telecommunications charges, and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses is reflected in each operating expense category.

Acquisitions

On August 1, 2012, Dealertrack, Inc. purchased all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., now known as Dealertrack CentralDispatch, for a purchase price of $73.7 million, which reflects preliminary working capital adjustments. Dealertrack CentralDispatch delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. Dealertrack CentralDispatch’s offerings include CentralDispatch.com, a leading business-to-business, subscription-based network for facilitating vehicle transportation, with more than 13,000 network subscribers; jTracker.com, a CRM and lead management tool for automotive transportation brokers; and MoveCars.com, one of the premier online advertising directories for the vehicle transportation industry. Dealertrack CentralDispatch is now part of our Inventory solution. We expect this acquisition to increase subscription revenue from dealerships while helping dealers improve their overall efficiency and profitability. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 1, 2012, Dealertrack, Inc. completed the acquisition of ClickMotive LP, a leading provider of interactive marketing solutions for the automotive retailing industry, based in Plano, Texas. The consideration, which consists of $48.9 million in cash, is subject to working capital adjustments subsequent to closing. ClickMotive provides SaaS solutions exclusively to the automotive industry by offering a leading comprehensive digital marketing platform that combines the power of the web, mobile, social, search and video into one online marketing platform. Currently, more than 3,000 U.S. automotive dealerships leverage ClickMotive’s platform. For further information, please refer to Note 20 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On November 1, 2012, Dealertrack Technologies Canada, Inc. acquired the assets of Ford Motor Company of Canada, Limited's iCONNECT Direct DMS business for $6.9 million in cash. For further information, please refer to Note 20 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

A reconciliation of the beginning and ending balances for the warrant, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2011	$6,500
Change in fair value of warrant	(6,310)
Exercise of warrant	(190)

Balance as of September 30, 2012	$—

In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant was revalued each reporting period through its expiration date of October 1, 2012, with the change in fair value recorded in the consolidated statements of operations. Prior to its exercise, the fair value of the warrant was estimated using a Black-Scholes option pricing model. The significant unobservable inputs used in the pricing model were share price, expected volatility, and expected term. An increase (decrease) in any of the individual inputs would result in a significantly higher (lower) estimated fair value measurement. During the three months ended September 30, 2012, we exercised the warrant at a value of $0.2 million. The exercise value was based on an independent valuation approved by the board of directors of TrueCar. For the three and nine months ended September 30, 2012, the value decreased by $5.3 million and $6.3 million, respectively, as a result of a decrease in the remaining expected term and a decrease in the estimated share price. The shares, and related value of the shares received upon net exercise, became part of our existing cost method investment in TrueCar.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2011	$(900)
Change in fair value of contingent consideration	900

Balance as of September 30, 2012	$—

A portion of the purchase price of eCarList included contingent consideration that is payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We do not expect to make any contingent consideration payments for the achievement of revenue targets in 2012. We recorded a fair value adjustment in the amount of $0.9 million of income for the nine months ended September 30, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011. No amounts were recorded as income for the three months ended September 30, 2012.

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

Marketable Securities

Marketable securities consist of U.S. treasury and agency securities, corporate bonds, municipal bonds and a tax-advantaged preferred security. All of our marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are included in the consolidated statement of operations and are calculated based on the specific identification method.

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

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$99,084	100.0%	$95,793	100.0%	$287,097	100.0%	$262,035	100.0%

Operating expenses:
Cost of revenue	55,475	56.0	52,129	54.4	162,337	56.5	145,121	55.4
Product development	2,874	2.9	3,278	3.4	8,812	3.1	9,749	3.7
Selling, general and administrative	35,307	35.6	33,342	34.8	103,502	36.1	95,317	36.4

Total operating expenses	93,656	94.5	88,749	92.6	274,651	95.7	250,187	95.5

Income from operations	5,428	5.5	7,044	7.4	12,446	4.3	11,848	4.5
Interest income	181	0.1	71	0.1	595	0.2	270	0.1
Interest expense	(3,214)	(3.2)	(334)	(0.4)	(7,579)	(2.6)	(578)	(0.2)
Other income (expense), net	(5,271)	(5.3)	72	0.1	(6,121)	(2.1)	171	0.1
Gain on disposal of subsidiary and sale of other assets	—	—	—	—	33,193	11.5	—	—
Earnings from equity method investment, net	429	0.4	—	—	737	0.3	—	—
Realized gain on securities	4	0.0	—	—	4	0.0	409	0.1
Income (loss) before (provision for) benefit from income taxes	(2,443)	(2.5)	6,853	7.2	33,275	11.6	12,120	4.6
(Provision for) benefit from income taxes, net	(488)	(0.5)	(1,492)	(1.6)	(13,320)	(4.6)	20,135	7.7

Net (loss) income	$(2,931)	(3.0)%	$5,361	5.6%	$19,955	7.0%	$32,255	12.3%

Three Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$58,729	$50,411	$8,318	17%
Subscription services revenue	35,723	39,261	(3,538)	(9)%
Other	4,632	6,121	(1,489)	(24)%

Total net revenue	$99,084	$95,793	$3,291	3%

Transaction Services Revenue.   The increase in transaction services revenue was the result of an increase in automobile sales and improving credit availability, application and other transaction-related activity. These industry trends had a positive impact on the following changes in our key transaction-related business metrics.

	Three Months Ended September 30,		Variance
	2012	2011	Amount	Percent
Average transaction price (1)	$2.63	$2.60	$0.03	1%
Active lenders in our U.S. network as of end of the period	1,237	1,103	134	12%
Active lender to dealer relationships as of end of the period	178,809	161,400	17,409	11%
Transactions processed (in thousands, except percentages)	22,738	19,772	2,966	15%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 1% and 15%, respectively, which resulted in an increase in transaction services revenue of $0.7 million and $7.7 million, respectively. These increases were partially offset by an increase in contra-revenue of $0.1 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included $2.5 million of additional revenue from Processing Solutions; a 12% increase in lender customers active in our U.S. Dealertrack network; and an 11% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that each dealer uses.

Subscription Services Revenue.   The decrease in subscription services revenue is primarily a result of the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The decrease was partially offset by additional subscription services revenue from the acquisition of eCarList on July 1, 2011, an increase in subscribers, and subscription services revenue of $1.7 million from Dealertrack CentralDispatch which was acquired on August 1, 2012. The net decrease in subscription services revenue was a result of the following changes in our subscription-related key business metrics.

	Three Months Ended September 30,		Variance
	2012	2011	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$694	$834	$(140)	(17)%
Subscribing dealers in U.S. and Canada as of end of the period (2)	16,421	15,860	561	4%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.
(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

The decrease in average monthly subscription revenue per subscribing dealer is primarily due to the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The elimination of ALG and Chrome revenue, which did not impact the subscribing dealer metric, contributed $7.1 million to the decrease in subscription services revenue. This decrease was partially offset by an increase in the average number of subscribing dealers in our network, including additional subscription services revenue of $1.2 million from eCarList, and the continued selling of our DMS, Inventory and Compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.  The decrease in other revenue of $1.5 million was primarily due to the elimination of other revenue from the ALG and Chrome businesses.

Operating Expenses

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$55,475	$52,129	$3,346	6%
Product development	2,874	3,278	(404)	(12)%
Selling, general and administrative	35,307	33,342	1,965	6%

Total operating expenses	$93,656	$88,749	$4,907	6%

Cost of Revenue. The increase in cost of revenue was primarily the result of an increase of $2.9 million in technology expenses, which includes technology support and other consulting expenses, and an increase of $0.7 million in Processing solution costs. In addition, there was a net increase of $0.2 million in compensation and related benefit costs as a result of additional team members, annual compensation and benefit cost increases, and two months of compensation and related benefit costs related to the acquisition of Dealertrack CentralDispatch on August 1, 2012, offset by the elimination of ALG and Chrome team member costs. This was partially offset by the elimination of $0.4 million of operating costs from the disposal of ALG and contribution of the net assets of Chrome to the joint venture. The elimination of ALG and Chrome intangibles, as well as certain intangibles becoming fully amortized, also contributed to a $0.6 million decrease in amortization expense.

Product Development Expenses. The decrease in product development expenses was primarily the result of an overall decrease in salary and related benefit costs from the elimination of former ALG and Chrome team members.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily the result of a net increase of $0.5 million in compensation and related benefit costs as a result of additional team members, annual compensation and benefit cost increases, offset by the elimination of ALG and Chrome team member costs. Additionally, there were increases of $0.6 million in stock-based compensation, $0.5 million in rebranding expenses, $0.3 million in temporary labor costs and $0.3 million in deal related costs, offset by a decrease of $0.4 million in recruiting and relocation costs.

Interest Income

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest income	$181	$71	$110	155%

The increase in interest income is primarily related to interest income recorded on our investments in marketable securities from the cash proceeds received from the issuance of the senior convertible notes in March 2012.

Interest Expense

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(3,214)	$(334)	$(2,880)	862%

The increase in interest expense is primarily due to interest expense from the senior convertible notes issued in March 2012. Interest expense related to the notes for the three months ended September 30, 2012 consisted of coupon interest of $0.8 million, amortization of debt discount of $1.9 million, and amortization of debt issuance costs of $0.2 million. Interest expense related to our revolving credit facility for the three months ended September 30, 2012 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Other Income (Expense), net

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$(5,271)	$72	$(5,343)	(7,421)%

The decrease in other income (expense), net is primarily due to a $5.3 million decrease in the value of our warrant in TrueCar in the period prior to exercise. For further information, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Earnings from Equity Method Investment, Net

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$429	$—	$429	100%

During the three months ended September 30, 2012, we recorded net earnings from the Chrome joint venture of $0.4 million. This consisted of our 50% share of the joint venture net income in the amount of $1.4 million, which was reduced by $1.0 million of amortization relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.

Provision for Income Taxes, Net

	Three Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(488)	$(1,492)	$1,004	(67)%

The net provision for income taxes for the three months ended September 30, 2012 of $0.5 million consisted primarily of $1.7 million of federal income tax benefit, $1.2 million of state income tax expense and $1.0 million of tax expense for our Canadian subsidiary. Tax expense for our U.S. subsidiaries for the three months ended September 30, 2012 was reduced by a $2.0 million benefit on the change in value of our warrant in TrueCar.

The net provision for income taxes for the three months ended September 30, 2011 of $1.5 million consisted primarily of $0.9 million of federal income tax expense, $0.1 million of state income tax expense and $0.5 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the three months ended September 30, 2012 is (19.9)% compared with 21.8% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$170,241	$137,351	$32,890	24%
Subscription services revenue	102,886	107,842	(4,956)	(5)%
Other	13,970	16,842	(2,872)	(17)%

Total net revenue	$287,097	$262,035	$25,062	10%

Transaction Services Revenue.  The increase in transaction services revenue was the result of an increase in automobile sales and improving credit availability, application and other transaction-related activity. These industry trends had a positive impact on the following changes in our key transaction-related business metrics.

	Nine Months Ended September 30,		Variance
	2012	2011	Amount	Percent
Average transaction price (1)	$2.59	$2.52	$0.07	3%
Active lenders in our U.S. network as of end of the period	1,237	1,103	134	12%
Active lender to dealer relationships as of end of the period	178,809	161,400	17,409	11%
Transactions processed (in thousands, except percentages)	67,051	55,681	11,370	20%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 3% and 20%, respectively, which resulted in an increase in transaction services revenue of $4.4 million and $28.7 million, respectively. These increases were partially offset by an increase in contra-revenue of $0.2 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included $13.3 million of additional revenue from Processing Solutions; a 12% increase in lender customers active in our U.S. Dealertrack network; and an 11% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that each dealer uses.

Subscription Services Revenue.  The decrease in subscription services revenue is primarily a result of the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The decrease was partially offset by additional subscription services revenue from the acquisition of eCarList on July 1, 2011, an increase in subscribers and subscription services revenue of $1.7 million from Dealertrack CentralDispatch which was acquired on August 1, 2012. The net decrease in subscription services revenue was a result of the following changes in our key subscription-related business metrics.

	Nine Months Ended September 30,		Variance
	2012	2011	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$693	$813	$(120)	(15)%
Subscribing dealers in U.S. and Canada as of end of the period (2)	16,421	15,860	561	4%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.
(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

The decrease in average monthly subscription revenue per subscribing dealer is primarily due to the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The elimination of ALG and Chrome revenue, which did not impact the subscribing dealer metric, contributed $20.6 million to the decrease in subscription services revenue. This decrease was partially offset by an increase in the average number of subscribing dealers in our network, including additional subscription services revenue of $9.0 million from eCarList, and the continued selling of DMS, Inventory and Compliance solutions, including our ability to cross sell those solutions to existing customers.

Other Revenue.  The decrease in other revenue of $2.9 million was primarily due to the elimination of other revenue from the ALG and Chrome businesses.

Operating Expenses

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$162,337	$145,121	$17,216	12%
Product development	8,812	9,749	(937)	(10)%
Selling, general and administrative	103,502	95,317	8,185	9%

Total operating expenses	$274,651	$250,187	$24,464	10%

Cost of Revenue. The increase in cost of revenue was the result of a net increase of $5.3 million in compensation and related benefit costs, primarily due to an additional six months of compensation and related benefit costs related to the acquisition of eCarList on July 1, 2011, the additional month of compensation and related benefit costs related to the acquisition of Dealertrack Processing Solutions on January 31, 2011, and two months of compensation and related benefit costs related to the acquisition of Dealertrack CentralDispatch on August 1, 2012. These were partially offset by the elimination of compensation and related benefit costs from the disposal of ALG and contribution of Chrome. Additionally, there was an increase of $7.5 million in technology expenses, which includes technology support and other consulting expenses, an increase of $3.5 million in Processing solutions costs, an increase of $2.1 million in Inventory solution costs, including search optimization and marketing costs associated with our product offerings related to eCarList, and an increase of $0.5 million in stock-based compensation. These costs were partially offset by the elimination of $1.3 million of operating costs from the disposal of ALG and contribution of the net assets of Chrome to the joint venture and a $1.6 million decrease in amortization expense for both fully amortized intangibles and the elimination of amortization expense from the sale of ALG and the contribution of Chrome.

Product Development Expenses. The decrease in product development expenses was primarily the result of an overall decrease in salary and related benefit costs from the elimination of former ALG and Chrome team members.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was the result of a net increase of $3.5 million in compensation and related benefit costs, primarily due to an additional six months of compensation and related benefit costs related to the acquisition of eCarList on July 1, 2011 and the additional month of compensation and related benefit costs related to the acquisition of Dealertrack Processing Solutions on January 31, 2011. These were partially offset by the elimination of compensation and related costs from the disposal of ALG and contribution of Chrome. Additionally, there were increases of $1.0 million of expense related to accelerated depreciation for discontinued technology projects, $0.9 million in stock-based compensation, $0.9 million in rebranding expenses, $0.8 million in travel and related costs, $0.7 million in deal related costs, $0.5 million in temporary labor costs, $0.4 million in recruiting and relocation costs, and $0.3 million in bad debt expense, offset by a decrease of $0.9 million in the eCarList contingent consideration liability.

Interest Income

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest income	$595	$270	$325	120%

The increase in interest income is primarily related to interest income recorded on our investments in marketable securities from the cash proceeds received from the issuance of the senior convertible notes in March 2012.

Interest Expense

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(7,579)	$(578)	$(7,001)	1,211%

The increase in interest expense is primarily due to interest expense from the senior convertible notes issued in March 2012. Interest expense related to the notes for the nine months ended September 30, 2012 consisted of coupon interest of $1.7 million, amortization of debt discount of $4.3 million, and amortization of debt issuance costs of $0.5 million. Interest expense related to our revolving credit facility for the nine months ended September 30, 2012 consisted of commitment fees of $0.3 million and amortization of debt issuance costs of $0.3 million.

Other Income (Expense), Net

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$(6,121)	$171	$(6,292)	(3,680)%

The decrease in other income (expense), net is primarily due to a $6.3 million decrease in the value of our warrant in TrueCar in the period prior to exercise. For further information, please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Gain on Disposal of Subsidiary and Sale of Other Assets

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary and sale of other assets	$33,193	$—	$33,193	100%

During the nine months ended September 30, 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million and a gain of $5.5 million related to the sale of a Chrome-branded asset, which was not contributed to the joint venture.

Earnings from Equity Method Investment, Net

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$737	$—	$737	100%

During the nine months ended September 30, 2012, we recorded net earnings from the Chrome joint venture of $0.7 million. This consisted of our 50% share of the joint venture net income in the amount of $3.7 million, which was reduced by approximately $3.0 million of amortization relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.

Realized Gain on Securities

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Realized gain on securities	$4	$409	$(405)	(99)%

During the nine months ended September 30, 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain of approximately $0.4 million.

(Provision for) Benefit from Income Taxes, net

	Nine Months Ended September 30,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
(Provision for) benefit from income taxes, net	$(13,320)	$20,135	$(33,455)	(166)%

The net provision for income taxes for the nine months ended September 30, 2012 of $13.3 million primarily consisted of $9.2 million of federal income tax expense, $1.7 million of state income tax expense and $2.4 million of tax expense for our Canadian subsidiary.

The benefit for income taxes for the nine months ended September 30, 2011 of $20.1 million consisted primarily of $22.3 million of federal income tax benefit, offset by $0.8 million of state income tax expense and $1.4 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the nine months ended September 30, 2012 was 40.0% compared with 163.2% for the nine months ended September 30, 2011.

Included in our tax expense for our U.S. and Canadian subsidiaries for the nine months ended September 30, 2012 was $2.8 million of income tax provision as well as discrete items including $10.5 million on the gain recorded in conjunction with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, $1.3 million of expense from the elimination of the Chrome deferred tax assets and goodwill, income tax provision of $1.9 million on the gain recorded from the sale of a Chrome-branded asset net of a reduction in valuation allowance resulting from the asset sale, and $2.4 million of benefit on the change in value of our warrant in TrueCar. Excluding these items, our effective tax rate for the nine months ended September 30, 2012 would have been 32.5%.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the nine months ended September 30, 2012 were $24.8 million, of which $21.4 million was paid in cash.

As of September 30, 2012, we had $163.7 million of cash and cash equivalents, $45.4 million in short-term marketable securities, $8.2 million in long-term marketable securities and $227.9 million in working capital, as compared to $78.7 million of cash and cash equivalents, $46 thousand in short-term marketable securities and $94.5 million in working capital as of December 31, 2011. The change in the balance of our cash and cash equivalents and marketable securities from December 31, 2011 is primarily due to the proceeds from our offering of senior convertible notes, which were issued on March 5, 2012, and the payment of approximately $74 million to acquire Dealertrack CentralDispatch on August 1, 2012.

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

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. The net proceeds from the offering were $193.0 million after deducting the initial purchaser’s fees and offering expenses. The notes bear interest at a rate of 1.50% per year, payable semi-annually in cash on March 15 and September 15 of each year, beginning on September 15, 2012. In connection with the private offering of the notes, we entered into convertible note hedge transactions with the hedge counterparties for $43.9 million. We also entered into issuer warrant transactions with the hedge counterparties for aggregate proceeds to Dealertrack of approximately $29.7 million. The net cost of these call spread hedge transactions amounted to $14.2 million. We capitalized approximately $7.0 million of debt issuance costs associated with the notes, all of which has been paid. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On August 1, 2012, Dealertrack, Inc. purchased all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., now known as Dealertrack CentralDispatch, for a purchase price of $73.7 million in cash, which reflects preliminary working capital adjustments. For further information, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 1, 2012, Dealertrack, Inc. completed the acquisition of ClickMotive LP, a leading provider of interactive marketing solutions for the automotive retailing industry, based in Plano, Texas. The consideration, which consists of $48.9 million in cash, is subject to working capital adjustments subsequent to closing. For further information, please refer to Note 20 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On November 1, 2012, Dealertrack Technologies Canada, Inc. acquired the assets of Ford Motor Company of Canada, Limited's iCONNECT Direct DMS business for $6.9 million in cash. For further information, please refer to Note 20 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

  The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$42,796	$38,755
Net cash used in investing activities	$(145,747)	$(170,694)
Net cash provided by financing activities	$187,115	$5,199

Operating Activities

The increase in net cash provided by operations of $4.0 million during the nine months ended September 30, 2012 includes operating assets and liabilities increases in prepaid and others assets of $4.5 million, an increase in other assets – long term of $7.0 million and a decrease in other liabilities – long-term of $3.2 million. The increase in other assets – long term includes $3.3 million from the receipt of cash distributions from an equity method investment.

Other changes during the period, primarily non-cash, included an increase of $32.1 million in our deferred tax provision, an increase of $5.0 million of debt issuance cost and debt discount amortization, an increase of $6.3 million from the change in fair value of the warrant, a $27.7 million gain from the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and a $5.5 million gain from the sale of a Chrome-branded asset. In addition, there was a decrease of $12.3 million from the reduction in net income and an increase of $2.0 million in windfall tax benefits.

The increase of $32.1 million in deferred tax provision was a result of the $22.8 million deferred tax benefit for the nine months ending September 30, 2011 as compared to a deferred tax provision of $9.3 million for the nine months ending September 30, 2012. The 2011 deferred tax benefit included the reversal of $24.5 million of valuation allowance on our deferred tax assets. The 2012 deferred tax provision of $9.3 million includes $10.4 million of deferred tax expense on the gain from the contribution of the net assets of Chrome and $1.2 million of deferred tax expense from the elimination of Chrome net deferred tax assets.

Investing Activities

The decrease in net cash used in investing activities of $24.9 million is primarily due to the payment of $152.0 million during the nine months ended September 30, 2011 for the acquisition of Dealertrack Processing Solutions, Automotive Information Center and eCarList, net of acquired cash, compared to a payment of $74.0 million for the acquisition of Dealertrack CentralDispatch during the nine months ended September 30, 2012. This decrease in net cash used in investing activities was partially offset by uses of cash including $1.8 million of cash included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the purchase of marketable securities of $70.2 million during the nine months ended September 30, 2012. In addition, increases in cash provided by investing activities include $5.5 million received from the sale of a Chrome-branded asset as well as additional sales and maturities of marketable securities of $13.2 million.

Financing Activities

The increase in net cash provided by financing activities of $181.9 million is primarily due to the issuance of senior convertible notes in the amount of $200.0 million, offset by the net payment for a call spread overlay of $14.2 million related to the senior convertible notes, and an increase of $5.8 million of debt issuance costs resulting from the senior convertible notes and the amended credit facility, and an increase of $2.0 million in additional windfall tax benefits.

Contractual Obligations

As of September 30, 2012, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

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

As of September 30, 2012, we had no amounts outstanding under this revolving credit facility. For further information, please refer to Note 19 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Industry Trends

We are impacted by trends in both the automotive industry and the credit finance markets. Our financial results are impacted by trends in the number of dealers serviced and the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. In March 2011, the earthquake and subsequent tsunami in Japan resulted in supply disruptions of both parts and Japanese imports, which caused a notable slowdown in the new car seasonally adjusted annual rate in the second quarter and part of the third quarter. The supply disruption has recovered since the fourth quarter, with the seasonally adjusted annual sales rate exceeding the market levels during these events. The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, the declining residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. 2008 and 2009 were the worst years for selling vehicles since 1982 and while automobile sales increased each year since 2009, overall sales remain below historical levels. As a result of reduced car sales and the general economic environment, two major automobile manufacturers, Chrysler and General Motors, filed and then emerged from bankruptcy. This and historic lows in new car sales has had a significant impact on franchised dealers as 3,230 dealers closed between the beginning of 2008 and 2012.  The remaining dealers have generally realized increased profits in 2011 and 2012 as many cut costs and consolidation has led to higher sales per dealer despite lower total sales. Together, these factors have meaningfully impacted our transaction volume and subscription trends as compared to historical levels prior to 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of September 30, 2012, we had $163.7 million of cash and cash equivalents, $45.4 million of short-term marketable securities and $8.2 million of long-term marketable securities. As of December 31, 2011, we had $78.7 million of cash and cash equivalents and $46 thousand in short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk. Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.3 million and $0.8 million on consolidated operating results for the three and nine months ended September 30, 2012, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to convert our various business information systems to a single SAP ERP. The Company is employing a phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to the conversions. The conversions were not in response to any identified deficiency or weakness in our internal control over financial reporting.

On August 1, 2012, we purchased all issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc. now known as Dealertrack CentralDispatch, Inc. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures at Dealertrack CentralDispatch. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition will be excluded from management’s assessment of internal control over financial reporting as of December 31, 2012.

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

The following table sets forth the repurchases for the three months ended September 30, 2012:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2012	—	$—	n/a	n/a
August 2012	1,494	$28.37	n/a	n/a
September 2012	—	$—	n/a	n/a

Total	1,494

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

Dealertrack Technologies, Inc.

Date: November 9, 2012	/s/ Eric D. Jacobs
Eric D. Jacobs
Senior Vice President, Chief Financial and Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1*	Purchase Agreement by and among Dealertrack, Inc., ClickMotive, LP, CM General LLC, the Limited Partners who are Parties thereto and Stuart Lloyd, as the Sellers’ Representative, dated as of October 1, 2012.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a)and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Senior Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Incorporated by reference to Dealertrack’s current report on Form 8-K/A filed on October 4, 2012.

