Form 10-K
period 2012-12-31
Dealertrack Technologies, Inc
filed 2013-02-26
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51653

DEALERTRACK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2336218
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,219 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $30.11 per share).

As of February 1, 2013, 43,054,936 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

References in this Annual Report on Form 10-K to “Dealertrack,” the “Company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries.

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assisting with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services;

•	Digital Retailing solutions, which integrate advanced vehicle search, pricing and payment tools directly into a retailer’s website; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

Effective November 7, 2012, DealerTrack Holdings, Inc. amended its charter to change its name to Dealertrack Technologies, Inc. This change was approved by the stockholders at our annual meeting of stockholders on June 20, 2012. The company and its solutions are now positioned around a single brand – Dealertrack Technologies – helping to represent our position as a leading driver of innovation and progress across the automotive retail industry. The new brand will reinforce consistency and unity across Dealertrack’s comprehensive suite of web-enabled solutions for automotive dealers, lenders, OEMs and third-party retailers.

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

We maintain a website at www.dealertrack.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Our Market

Our online credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases.

Before we entered the market with our online credit application product, dealers and lenders traditionally relied upon fax and mail delivery methods for processing their offerings. This method produced lengthy processing times and increased the cost of assisting the consumer to obtain financing. The legacy paper process required the consumer to fill out a paper credit application for each of the lenders to which he or she applied. The dealer then faxed the credit application to each lender and awaited a series of return faxes. When a lender approved the consumer’s credit application, the consumer manually signed a paper finance or lease contract with the dealer, who then delivered it with ancillary documents to the lender via mail or overnight courier. The lender then manually checked the contract for any errors or omissions. If the contract or ancillary documents were accurate and complete, the lender paid the dealer for the assignment of the contract. The cumbersome nature of this process limited the range of options available to consumers and delayed the availability of financing.

The lack of integrated electronic workflows within a dealer’s various technology solutions have also created inefficiencies. For example, dealers have made significant investments in DMS software to streamline their back office functions, such as accounting, inventory, parts and service, as well as communications with manufacturers. They have also deployed customer relationship management (CRM) software to track consumer behavior and maintain active post-sale relationships with consumers to increase aftermarket sales and future automobile sales. These DMS and CRM software systems typically reside within the physical dealership and have not historically been fully integrated, resulting in additional inefficiencies. These inefficiencies slow the sales and customer management process, as different and sometimes contradictory information is recorded on separate systems.

Dealertrack’s high-value web-based solutions are open and flexible. We improve efficiency and reduce processing time for dealers, lenders, and other participants in automotive retailing. For example, our contract processing solution provides lenders with automotive retail contracts and related documents in a digital or electronic format. We also integrate the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers.

Since our inception in 2001, Dealertrack has made over 20 strategic acquisitions to help expand and improve our services and offerings to better address the ever-changing automotive retailing marketplace. This includes three strategic acquisitions made during 2012, including:

•	1st Auto Transport Directory, Inc. (now known as Dealertrack CentralDispatch) – the acquisition includes a web-based network for arranging vehicle transportation and shipping solutions for automotive dealers, brokers, shippers, and carriers within the U.S. and Canada;

•	ClickMotive, LLC – an interactive marketing solutions company, which delivers digital marketing tools and solutions, such as award-winning desktop and mobile website design, search engine optimization (SEO), search engine marketing (SEM), and social media and reputation management tools; and

•	Ford of Canada’s iCONNECT DMS – an acquisition of the assets of Ford Motor Company of Canada Limited’s iCONNECT Direct DMS Business.

Our Customers

Our primary customers are dealers and lenders. We also do business with aftermarket providers, OEMs, and other service and information providers to the automotive retail industry. Dealertrack uses a Software-as-a-Service (SaaS) model, which we believe is a superior method for delivering products and services to these customers. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently. We primarily generate revenue on either a transaction or subscription basis, depending on the customer and the product or service provided.

Dealers

We offer franchised and independent dealers a suite of integrated technologies, including high-value DMS, Inventory, Sales and F&I, and Interactive solutions that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles, all of which are expected to increase dealer profitability. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles. The subscription agreements with our dealers typically run for one to three years, with one-year automatic extensions, except for our DMS and Inventory agreements, which generally have shorter terms. The trend in the industry is towards shorter term contracts, and in certain cases, month-to-month contracts.

Our Sales and F&I solutions include our web-based credit application processing product that allows automotive dealers to originate and route their consumers’ credit application information. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple lenders and obtain credit decisions quickly, efficiently and at no charge to the dealer, as transaction fees are payable by the lenders. Our solutions also streamline the vehicle and aftermarket sales processes, including allowing dealers and consumers to complete finance contracts electronically. With contracts completed electronically, dealers can transmit them to participating lenders for funding, further streamlining the financing process and reducing transaction costs for both dealers and lenders.

We offer a comprehensive DMS to help dealers manage functions across their entire business, and a complete suite of other subscription solutions that complement our credit application processing product, allowing dealers to integrate and better manage their business processes. Additionally, Dealertrack Inventory solutions help dealers with inventory management, vehicle appraising, as well as vehicle shipping and transportation. Dealertrack also provides electronic and paper solutions to dealers for registering vehicles, eliminating the need for the dealers to interact or visit a State’s Department of Motor Vehicle office.

The newly-formed Dealertrack Interactive solution includes the acquired ClickMotive offerings, as well as legacy eCarList interactive offerings. The Interactive solution delivers digital marketing tools and solutions, such as award-winning desktop and mobile website design, search engine optimization, search engine marketing, and social media and reputation management tools. In addition, Dealertrack Digital Retailing offers a number of tools that can be integrated into a dealer’s website to deliver pricing, payment, and other options to website visitors. These tools help dealerships expand their online presence to attract more shoppers and achieve higher quality leads and conversion rates.

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

We also provide electronic and paper title management and collateral solutions, allowing lenders to outsource both manual and physically intensive tasks previously performed in house.

Aftermarket Providers

The Dealertrack Aftermarket Network gives dealers access to real-time contract rating information and quote generation, and provides digital contracting for aftermarket products and services. The aftermarket sales and contracting process was previously executed through individual aftermarket providers’ websites or through a paper-based process which was prone to frequent delays and errors. Our on-demand connection between dealers and aftermarket providers creates a faster process, improves accuracy, and eliminates duplicate data entry for both dealers and aftermarket providers. We believe this more efficient process, combined with the use of our on-demand electronic menu product, makes it possible for dealers to more effectively sell aftermarket products and services.

OEMs

Dealertrack DMS streamlines manufacturer interactions by integrating with manufacturers for warranty claims, part orders and returns, financial statement submission and other information. In addition, we offer other comprehensive technology and consulting solutions to vehicle manufacturers in order to improve online interactions and awareness, increase vehicle sales, and improve the efficiency of interactions with franchised dealerships.

Other Service and Information Providers

Our web-based solutions enable third-party service and information providers to deliver their products and services more broadly and efficiently, which increases the value of our integrated solutions to our dealer customers. We believe we offer our third-party service and information providers a secure and efficient means of delivering their data to our dealer and lender customers. For example, credit reporting agencies can provide dealers with consumer credit reports electronically and integrate the delivery of the consumers’ credit reports with our credit application processing and other products. Additionally, our Inventory solutions integrate real time pricing data and wholesale auction data to give dealers access to available market information and provide a network for dealer, brokers and transportation carriers to arrange transportation services.

Our Growth Strategy

Our growth strategy is to leverage our position as a leading provider of technology solutions to the North American automotive retail industry. Key elements of our growth strategy are:

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and lender customer base through the efforts of our direct sales force. As of December 31, 2012, we had more than 1,200 active lender customers in the United States. Our focus is on adding additional select regional banks, credit unions, financing companies and the captive financing affiliates of automotive manufacturers to our network. For example, in 2012, Dealertrack added the captive financing affiliates of Mercedes-Benz (Mercedes-Benz Financial Services) and Volvo (Volvo Car Financial Services) in the United States. Additionally, during February 2013, we announced a long-term strategic partnership with American Honda Finance Corporation.

We also intend to increase the number of other service and information providers in our networks by adding, among others, insurance and other aftermarket service providers. Additionally, in 2012, we have expanded our current and potential customer base through the acquisitions of Dealertrack CentralDispatch, ClickMotive, and Ford of Canada’s iCONNECT DMS. Dealertrack CentralDispatch added additional types of customers including shipping/transportation brokers and carriers.

Sell Additional Products and Services to Our Existing Customers

We believe that a significant market opportunity exists for us to cross-sell additional products and services to the more than 19,000 dealer customers who utilize our credit application processing product or purchase one or more of our subscription-based products or services. Similarly, the more than 1,200 lenders that utilize our U.S. credit application processing network represent a market opportunity for us to sell our electronic and digital contracting solutions, as well as our collateral management solutions.

Expand Our Offerings

We plan to further expand our suite of products and services to address the evolving needs of our dealers and other customers. For example, in 2012, we introduced new mobile offerings to help address the growing use of smartphones and tablets by dealers, lenders and consumers. In addition, we continue to identify a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, lenders and other service and information providers. An important current focus is to develop significant new workflow integrations between our solutions that will lead to greater productivity and efficiency for our customers, leading to lower costs and higher profitability. We are also focused on maximizing the number of transactions in which we are involved in on each car sold in the U.S. and Canada. We continue to expand our offerings by adding more states in which electronic processing of registrations is offered.

Pursue Acquisitions and Strategic Alliances

We have augmented the growth of our business by completing three strategic acquisitions in 2012. In executing our acquisition strategy, we have and will continue to focus on identifying businesses that we believe will increase our market share or that have products, services, and technology that are complementary to our product and service offerings. We believe that our success in completing acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships, and accelerate our growth. We intend to continue to grow and advance our business through acquisitions and strategic alliances. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our networks, strengthen our technology offerings, reduce operating costs and/or increase our market share.

Solutions

We divide our Dealertrack branded dealer and lender facing products into six solutions: Dealer Management, Sales and F&I, Inventory, Digital Retailing, Interactive, and Processing. Our solutions address many aspects of the end-to-end car buying process, including vehicle research, locating vehicles with a dealership or retail portal, trade-ins, deal structure, financing, and final vehicle delivery. Each of the solutions may offer products in various aspects of the process.

Solutions	Products and Services	Revenue Type

Dealer Management:	• Dealertrack DMS for Franchise Dealers	• Subscription and Other
	• Dealertrack DMS for Independent Dealers	• Subscription and Other

Sales and F&I:	• Credit Application Network	• Transaction
	• Credit Bureau Access Platform	• Transaction
	• BookOut	• Subscription
	• Dealertrack Compliance	• Subscription and Transaction
	• Dealertrack eContracting	• Subscription and Transaction
	• DealTransfer®	• Subscription
	• SalesMaker™	• Subscription
	• Dealertrack eMenu	• Subscription
	• Dealertrack Aftermarket Network	• Transaction

Inventory:	• Dealertrack eCarList®	• Subscription, Transaction and Other
	• Dealertrack AAX®	• Subscription, Transaction and Other
	• BookOut	• Subscription
	• TrueTarget®	• Subscription
	• Central Dispatch®	• Subscription
	• jTracker®	• Subscription
	• MoveCars	• Subscription

Digital Retailing:	• SmartFind™	• Subscription
	• PaymentDriver®	• Subscription
	• FinanceDriver®	• Subscription

Interactive:	• Dealer Websites	• Subscription
	• Mobile Websites	• Subscription
	• SEO and SEM	• Subscription
	• Social & Reputation Management	• Subscription

Processing:	• Dealertrack OLRS®	• Transaction
	• Dealertrack RegUSA®	• Transaction
	• Dealertrack Electronic Lien & Title (ELT)	• Transaction
	• Dealertrack Vehicle Title and Collateral Administration	• Transaction and Other
	• Dealertrack eDocs	• Transaction and Other

Dealer Management solutions:

Dealertrack's DMS provides dealers with easy-to-use tools and real-time data access to enhance their efficiency and control their business across every department and for multiple locations. The SaaS based system provides an open and secure platform that allows dealers to integrate and manage all of the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order, service price guides, vehicle inventory, contact management, payroll, and personnel management.

The product offerings in this solution include Dealertrack DMS for Franchised Dealers and Dealertrack DMS for Independent Dealers. These products differ in that certain functionality that a franchise may require, such as integration with its OEM, is not relevant to an independent dealer. In addition, Dealertrack’s DMS Opentrack platform allows dealers to securely integrate their Dealertrack DMS with certified third-party software used within one’s dealership. Opentrack encompasses a broad range of certified third-party software providers of CRM, Inventory, Desking, Menu, Multichannel Marketing and Service Applications, among other applications.

Sales and F&I solutions:

Dealertrack's Sales and F&I solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform, including our Compliance offering which helps dealers meet legal and regulatory requirements, and protect their assets. Product offerings in this solution include:

Dealertrack Credit Application Network — The Dealertrack Credit Application Network facilitates the online credit application process by enabling dealers to pull credit bureau data and transmit consumers’ credit application information to one or multiple lenders and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous lenders. We offer each lender customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease, and reports of current financing rates and programs.

BookOut — BookOut allows a dealer to quickly and easily look up used automobile values by year/make/model or vehicle identification number for use in the credit application process. We currently offer separate BookOut subscriptions for data provided by Black Book, Kelley Blue Book and NADA. These products facilitate the financing process by providing dealers with reliable valuation information about the relevant automobile. BookOut is also a product offering in Inventory solutions.

Dealertrack Compliance — Dealertrack’s Compliance solution provides dealers with a safe and reliable method to sign, store and protect customer and financing activity at the dealership. It also provides safeguards, such as limited access to sensitive information based on a user’s role and permission, as well as Red Flags and U.S. Treasury’s Office of Foreign Assets Control (OFAC) compliance checks, to help reduce compliance risk by handling every customer financing deal consistently.

Dealertrack eContracting — Our Dealertrack eContracting product allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to lenders that participate in eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process.

DealTransfer ® — DealTransfer permits dealers to transfer transaction information directly between select dealer management systems and our Dealertrack credit application network. This allows dealers to avoid reentering transaction information once the information is on their system.

CreditOnline ™ — CreditOnline allows visitors to a dealership’s website to securely submit personal and confidential credit application data online, which the dealer can then access by logging onto the Dealertrack credit application network. All credit application data completed online by the customer appears along with the information the dealer has entered, eliminating the need to re-enter personal information into the system when a customer arrives at the dealership.

SalesMaker ™ — SalesMaker is a desking system, which enables dealers to search hundreds of current lender programs in our database, and find the financing or lease program that is best for a consumer and the most profitable for the dealership. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing dealership profitability. In addition, dealers can quickly pre-qualify prospective consumers and then match the best lender programs against their available inventory.

Dealertrack eMenu — Dealertrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. Dealertrack eMenu is also a product offering utilized as part of the Dealertrack Compliance offering.

Dealertrack Aftermarket Network — The Dealertrack Aftermarket Network provides real-time aftermarket contract rating and quote generation from participating providers of aftermarket products. Categories of aftermarket products represented on the network include extended service contracts, Guaranteed Auto Protection (GAP), etch, credit, life and disability insurance, and vehicle recovery systems. Since the Dealertrack Aftermarket Network is fully integrated into the Dealertrack credit application network, both dealers and aftermarket providers benefit from improved accuracy and elimination of duplicate data entry.

Inventory solutions:

Dealertrack's Inventory solution offerings provide vehicle inventory management, merchandising and transportation solutions to help dealers drive higher in-store and online traffic with real-time listings designed to accelerate used-vehicle turn rates and increase dealer profits. Product offerings in this solution include:

Dealertrack eCarList ® — Dealertrack eCarList is an inventory management and distribution platform for the automotive retail market, enabling dealers to appraise, price and merchandise vehicle inventory online in real-time. The Dealertrack eCarList platform combines inventory management tools and services to enrich access to, and presentation of, inventory data and vehicle descriptions across marketing mediums in a complete and uniform fashion. In addition, the suite of Dealertrack eCarList tools and solutions deliver comprehensive vehicle retail pricing directly to a dealership’s desktop or mobile device, helps dealers improve SEO and SEM results, and enhances dealer’s websites by delivering rich and robust inventory and market data.

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

We are integrating Dealertrack eCarList and Dealertrack AAX into one comprehensive inventory management suite in a phased process.

TrueTarget ® — Dealertrack TrueTarget is an advanced vehicle analytics web service that delivers real time vehicle-related data from industry sites, including AutoTrader, Cars.com, eBay Motors, and Carfax. In addition to a desktop version, TrueTarget Mobile is available for use with iOS and Android devices.

Vehicle Shipping and Transportation

Central Dispatch ® — Dealertrack’s web-based automobile transport network connects more than 6,000 automobile carriers in North America with dealers and other industry retailers to ship vehicles both nationally and internationally.

jTracker ® — jTracker is a web-based CRM solution for managing automobile transportation projects and assignments for industry brokers.

MoveCars — Dealertrack MoveCars is an online directory of car shippers and automobile transportation companies and resources.

Digital Retailing solutions:

Dealertrack Digital Retailing currently includes tools that allow visitors to dealerships’ websites to find their right vehicle, review pricing and payment solutions in line with a dealership’s criteria, and capture finance leads for dealers. These are all designed to assist in streamlining the vehicle purchase process. Dealertrack’s Digital Retailing solutions can be embedded in third-party websites and can also be included in dealer websites. Dealertrack’s Digital Retailing product offerings include:

SmartFind ™ — A web service that uses proprietary “best match” search algorithms to return a ranked list of available vehicles in inventory, based upon a consumer’s specific search parameters, and perform robust comparisons of actual vehicles in inventory.

PaymentDriver ® — A web-based finance payment calculation service for automotive retail portals and websites, giving consumers the ability to generate accurate monthly payments for specific vehicles based on the most current finance rates and residual data available from a dealership’s finance partners.

FinanceDriver ® — A web service that allows automotive retailers to provide robust financing services to consumers during the vehicle research process, including the ability to complete a simplified credit application online.

Interactive solutions:

Dealertrack Interactive delivers digital marketing tools and solutions, such as award-winning desktop and mobile website design, SEO, SEM, and social media and reputation management tools. These tools help dealerships expand their online presence to attract more shoppers and achieve higher quality leads and conversion rates. The Interactive product offerings include:

Web — Targeted desktop websites for dealers to engage the customer experience. The website functions as a portal to deliver inventory, advertising, incentives, and various other vehicle related information to the consumer.

Mobile — Platform of tools for mobile website design and creation. The mobile sites, which are built purpose specific and leverage our technology platform, bring the consumer the information they need quickly and efficiently on mobile devices.

Search — SEO and SEM, tracking, campaign management, keyword generation, geo targeting, and other tools which are employed to improve rankings and organic search results for sites, and drive higher quality leads.

Social — Tools that simplify the management of social media presence within the online domain. The tools bring social media outlets together and allow dealers to monitor and help shape their online reputation through tools and integrations.

Processing solutions:

Dealertrack’s Processing solutions include electronic motor vehicle registration and titling applications, paper title processing and storage, and digital document services. Product offerings in this solution include:

Registration

Dealertrack OLRS ® — Dealertrack Online Registration System (OLRS) is a software-assisted service that provides a do-it-yourself version of department of motor vehicle processing for dealers. The service, which allows for online, real-time motor vehicle registration and/or titling directly from an authorized retailer’s office is currently available in the following states: California, Connecticut, Georgia, Illinois, Indiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and Wisconsin.

Dealertrack RegUSA ® — Dealertrack RegUSA is a convenient way to handle cross-border vehicle transactions for all 50 states. RegUSA processes vehicle deals for all states, ensuring that the out-of-state registration and titling, including liens, are completed in an accurate and timely fashion. eRegUSA is an extension of this core service offering, and provides subscription-based services for estimating state motor vehicle fees and sales tax and electronically populating many motor vehicle forms.

Collateral Management

Dealertrack Electronic Lien & Title (ELT) — We pioneered the ELT concept which allows our customers to place, monitor and release liens on vehicles in their portfolio, in certain ELT eligible states. Dealertrack’s ELT offering can be implemented as a standalone solution or as part of a single integrated platform with the Dealertrack Title and Collateral Administration offering and services.

Dealertrack Title and Collateral Administration — Dealertrack’s Title and Collateral Administration is a comprehensive title management solution that includes lien perfection monitoring, paper and electronic title management, imaging and storage of paper titles, and discrepancy identification.

Dealertrack eDocs — Our eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate lender. Services also include data entry and data verification.

International

Our subsidiary, Dealertrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. While we have historically provided our Canadian customers with only our credit application and contract processing products, we are now also offering select subscription products in Canada. For the years ended December 31, 2012, 2011 and 2010, our Canadian operations generated approximately 10%, 9% and 12% of our net revenue, respectively.

Technology

Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Our technology includes the following primary components:

Web-Based Interface

Our customers access the majority of our on-demand application products and services through easy-to-use web-based interfaces. Our web-based delivery method gives us control over our applications and permits us to make modifications at a single central location for each application. We can easily add new functionality and deliver new products to our customers by updating our software on a regular basis.

We are increasingly deploying open source technologies in our development environment as we believe these open source solutions will enable world-class software development that is faster and more flexible, thus allowing us to increase the quantity and quality of products we deploy. This highly scalable environment will give us access to open-source developed innovative solutions, providing improved flexibility and rapid deployment capabilities.

We are currently investing in strategic initiatives to create a single underlying common development and data platform for our dealer-facing products. In addition to a common, integrated platform for data to be shared among Dealertrack applications, we also expect to provide dealers with a single, integrated user interface. We expect that this flexible integrated workflow, referred to as Dealertrack 2.0, will provide significant usability improvements for customers and at the same time promote additional cross-selling of our products as a result of an enhanced workflow.

Partner Integration

We utilize a variety of various integration technologies to facilitate the interfaces with our many partners. We are a member of the Standards for Technology in Automotive Retail and the American Financial Services Association, and are committed to supporting published standards as they evolve.

Infrastructure

Our technology infrastructure is hosted externally and consists of multiple production and disaster recovery sites. Our production sites are fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we generally employ system redundancy to minimize system downtime.

Security

Dealertrack offers a secure, reliable and trusted service and has built our security program utilizing a “Defense in Depth” security strategy. Our multi-layered approach is designed to protect Dealertrack’s applications, physical infrastructure and network infrastructure. Dealertrack website environments are governed by high security standards that include multi-tiered firewall infrastructure that allows for multiple layers of protection on our network and intrusion detection systems to alert of potential network security threats. Our primary production firewalls and intrusion detection systems are both managed and monitored continuously by an independent security management company. Our internet communications are encrypted using https/SSL 128-bit encryption. We also utilize authentication and authorization software solutions to securely manage user access to our applications. Once a user has been authorized, access control to specific functions within the site is performed by the application. Dealertrack’s security program includes having external and internal vulnerability assessments performed on a regular basis to test for security vulnerabilities. We have implemented patch management and server hardening processes to protect against security vulnerabilities inherent in many industry-standard software, systems and applications. Dealertrack uses leading anti-virus solutions to protect its servers and workstations.

Dealertrack maintains a certification from Cybertrust, Inc. (Verizon Business Services), a leading industry security certification body. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our websites’ perimeter defenses.

Customer Development and Retention

Sales

Our resources are focused on certain primary customer groups within the automotive retail industry: dealers, lenders, OEMs, third-party retailers, agents, and aftermarket providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. For dealer sales, we focus on selling our subscription-based products and services to dealers through field sales and telemarketing efforts and also support the implementation of subscription-based and transaction-based products for dealers. Lender relationships are managed by a team that also focuses on adding more lenders to our Dealertrack credit application network and increasing the use of our eContracting, eDocs, and collateral management offerings. Relationships with automotive manufacturers are managed by a dedicated OEM relationship management team that is also responsible for introducing our solutions to the automotive manufacturers. Relationships with other providers are managed across various areas of our organization.

Training

We believe that training is important to enhancing the Dealertrack brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet, and in person at dealerships. In training dealers, we emphasize utilizing our network to help them increase profitability and efficiencies. Training and support is included within certain subscription services and is also provided, in certain cases, as an optional paid service.

Marketing

Our marketing strategy is to establish our brand as the leading provider of online software solutions for dealers, lenders, OEMs, and other industry providers. Our marketing approach is to employ multiple off-line and on-line channels, targeted at key executives and other decision makers within the automotive retail industry, such as:

•	participation in industry events, such as the National Automobile Dealers Association trade conference;

•	public relations through press releases and publication of news and thought leadership articles, and other media relations activities;

•	direct marketing employing mail and e-mail delivered to buyers and influencers in dealer and lender markets;

•	employing our website to offer services, and provide product and company information;

•	search engine marketing to increase visibility in search engine result pages;

•	promotions and sponsorships on national and regional levels; and

•	advertising in online and print automotive trade magazines and other periodicals;

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

Competition

The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including AppOne, CUDL, Finance Express, Open Dealer Exchange, and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by BMW Financial Services and Volkswagen Credit;

•	dealer management system providers, including ADP, Inc., Auto/Mate Dealership Systems, AutoSoft, Inc., and The Reynolds and Reynolds Company;

•	providers of inventory analytic tools, including eLEAD, First Look, LLC, Red Bumper LLC, vAuto, Inc., and vinSolutions;

•	digital marketing providers, including Cobalt, Dealer.com, and Naked Lime;

•	collateral management service providers, including Assurant, PDP Group, and VINtek;

•	providers of vehicle electronic registration solutions, including AVRS, CVR, ELS, MVSC, and TitleTec;

•	automotive retail sales desking providers, including ADP, Inc., and Market Scan Information Systems, Inc.;

•	providers of services related to aftermarket products, including MenuVantage and the StoneEagle Group; and

•	vehicle shipping and transportation providers, including uShip, Openlane Transport/CarsArrive Network, and Ready Auto Transport/1Dispatch.com.

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

Government Regulation

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other lenders, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, (CCPA), the Gramm-Leach-Bliley Act (the GLB Act), the Fair and Accurate Credit Transactions (FACT) Act of 2003, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Federal Reserve Board’s and the Consumer Financial Protection Bureau’s (CFPB) regulations relating to consumer protection and privacy, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, the Consumer Report Information Disposal Rule, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act and other state and local laws and regulations. On July 21, 2011, authority to promulgate rules and regulations under 18 federal consumer protection laws, including the CCPA, GLB, parts of the FACT Act and new authority under the Dodd-Frank Act, was transferred to the CFPB, an independent agency established by the Dodd-Frank Act and funded by the Federal Reserve Board. The CFPB has authority to issue new regulations and bring enforcement actions, including regulations prohibiting and enforcement actions redressing unfair, deceptive, and abusive trade practices relating to consumer financial services. The Federal Trade Commission continues to have supervisory and enforcement authority over most franchised dealers, but the CFPB has supervisory and enforcement authority over independent and buy-here-pay-here dealers as well as financial institutions with assets in excess of $10 billion and other “larger non-depository participants” in the consumer financial services market. Our financing clients such as banks, finance companies and captives will be subject to the substantive regulations published by the CFPB (and franchised dealers will remain subject to parallel rules of the Federal Reserve Board) and many financing clients will be subject to the CFPB’s supervisory authority on consumer finance issues if their assets exceed $10 billion or they are deemed a “larger, non-depository participant” for consumer financial services. It is anticipated that the CFPB may by regulation in 2013 extend its supervisory authority to include auto lenders as “larger participants” in the market for consumer financial services.

The CFPB may subject us to its supervision and examination as a “service provider.” Similar to our clients, we may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB. The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry. The FTC held a series of hearings in 2011 on auto financing practices. It is possible that the FTC will issue regulations that may affect us and the products and services we offer to dealers.

The CFPB is conducting supervisory audits of large auto lenders and has indicated it intends to study and take action with respect to possible Equal Credit Opportunity Act (ECOA) “disparate impact” credit discrimination in indirect auto finance. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of “buy rates” or the selection of lenders to which dealers submit credit applications) result in statistically significant negative rates or terms for protected classes of persons under ECOA. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

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

Legislation is pending on the federal level and in most states that could impose additional duties on us relating to the collection, use or disclosure of consumer information, as well as obligations to secure that information. For example, Massachusetts and Nevada have issued specific security requirements for data of their residents. Currently, 47 states and the District of Columbia have laws mandating notices to affected consumers in the event of an actual or suspected unauthorized access to or use of information contained within our systems. The U.S. Congress is considering legislation that would provide for a uniform national notice policy for security breaches. The FTC and federal banking regulators have also issued regulations requiring regulated financial institutions to obtain certain assurances and contractual protections relating to the security and disposal of information maintained by service providers such as Dealertrack.

While we believe our current business model and product offerings are consistent with existing laws and regulations, emerging case law and regulatory enforcement initiatives, as well as the passage of new laws and regulations, may limit our ability to use information in our current products and to develop additional revenue streams in the future.

Fair Credit Reporting Act (FCRA)

The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that qualifies as a consumer report, and imposes requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information in their consumer reports or seek to obtain information involving theft of their identity. The communication or use of consumer report information in violation of the FCRA could, among other things, result in a provider of information being deemed a consumer reporting agency, which would subject the provider to all of the compliance requirements applicable to consumer reporting agencies contained in the FCRA and applicable regulations. As a reseller of certain consumer reports, we are subject to certain obligations under the FCRA and by contract to the consumer reporting agencies whose consumer reports we resell. Willful violations of the FCRA can result in statutory and punitive damages. A FACT Act regulation, the Risk-Based Pricing Rule, requires creditors to give risk-based pricing notices to certain consumers whose credit score precluded them from getting the best terms for credit or alternatively to provide a credit score disclosure notice to all credit applicants.

State Laws and Regulations

The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, Vermont requires consumers to “opt-in” to allow affiliate information sharing. Almost all states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Section 5 of the FTC Act which prohibits unfair and deceptive practices (UDAPs) does not preempt state UDAP laws, some of which contain more consumer remedies and potential damages against dealers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as disclosures, permissible fees, consumer protection and UDAP practices. Recently, certain states have passed laws requiring specific security protections for maintaining or transmitting the personal information of state residents.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act (the “E-SIGN Act”), a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act (UETA), a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. The Revised Uniform Commercial Code Section 9-105 (UCC 9-105) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting (eContracting) product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to this effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

Internet Regulation

We are subject to federal, state and local laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online service providers that apply to us. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights, rights to opt-out of online tracking, and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy disclosures and opt-out rights, restrictions on email and wireless device communications, data security requirements across various electronic media, security breach consumer notice obligations, taxation, access charges and so-called “net neutrality,” liability for third-party activities such as unauthorized database access, and jurisdiction. The FTC has expressed its desire for regulation of Internet tracking mechanisms such as “cookies” or “web bugs.” Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

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

Industry Trends

We are impacted by trends in both the automotive retail industry and the credit finance markets. Our financial results are impacted by the number of dealers serviced and the number of vehicles sold. The number of transactions processed through our network is impacted by the level of indirect financing and leasing by our participating lender customers, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network.

The industry has been impacted by a variety of market disruptions. The number of franchise dealerships declined by approximately 2,300, or 11%, between 2008 and 2010 as a result of the general economic environment and the bankruptcy and emergence of two major automobile manufacturers. In recent years, the franchise dealership count has remained consistent at approximately 17,500 based on data from the National Automobile Dealers Association. We do not anticipate a significant change in the number of franchise dealerships over the next few years. A reduction in the number of automotive dealers reduces our opportunities to sell our subscription products.

The number of vehicles sold by dealerships participating on our networks has grown each of the last three years, as the economic environment has recovered. Sales of new vehicles have grown an average of 11% annually over this period, based on data from Automotive News. At this rate of growth, annual new vehicles sales will reach pre-recession (prior to 2007) volume in 2014. We anticipate used vehicles sold by franchise dealerships to remain flat in 2013.

The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of dealers has stabilized and lenders are deploying more capital to auto finance. Reduced dealer rooftops and strengthening annual sales rates have resulted in a general increase in profitability for dealers for the past few years. While increased profitability may be expected to increase the number of subscriptions, the dealers need for solutions may not be as high as they were during more difficult economic periods, in which certain offerings were essential to dealerships for maintaining liquidity.

Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, increased federal taxation, residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment.

Employees

As of December 31, 2012, we had approximately 2,000 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our employees are good.

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

Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by further reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of lender or automotive dealer customers that subscribe to our products and services, or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, increased federal taxation, residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect our lender and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. While new car sales increased in 2012, they remain below historical levels. Additionally, a certain number of our lender customers are dependent on continued access to the capital markets, in order to fund their lending activities. These factors may result in our lenders further reducing the number of automobile dealers that they service or the number of contracts that they purchase which could result in a reduction in the number of credit applications that are processed through our network. Additionally, due to the economic downturn, there has been a consolidation of automotive dealers and the number of franchised automotive dealers declined in 2009 and 2010. These declines have stabilized, and in 2011 and 2012 there was no significant change in the number of franchised dealers. To the extent that these consolidated dealers have subscription products, any future consolidation will result in cancellation of those products. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debts.

Any such reductions in transactions or subscriptions or an increase in our bad debts could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to continue to compete effectively in our industry.

Competition in the automotive retail technology industry is intense. The automotive retail technology industry is highly fragmented and is served by a variety of entities, including DMS providers, web-based automotive finance credit application processors, the proprietary credit application processing systems of the lender affiliates of automobile manufacturers, automotive retail sales desking providers and vehicle configuration providers. Dealertrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for DMS, menu-selling products and services, compliance products, electronic registration solutions, and inventory management solutions. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

We may face increased competition.

ADP, Inc. and Reynolds and Reynolds, the two largest providers of DMS systems, have formed Open Dealer Exchange as a joint venture to compete in online credit application processing and routing. ADP and Reynolds and Reynolds are also the owners of CVR, a joint venture that competes in the electronic registration solution space. Open Dealer Exchange plans to leverage its owners’ penetration of the DMS space to better integrate the loan origination process into the dealer's transactional, point-of-sale system, thereby giving them a competitive advantage. Additionally, our network of lenders does not include the captive lenders affiliated with Ford Motor Company or Toyota Motor Corporation, two of the owners of RouteOne. This gives RouteOne the ability to offer its dealers access to captive or other lenders that are not in our network. A significant number of independent lenders, including many of the independent lenders in our network, are participating on the RouteOne credit application processing and routing portal. If either Open Dealer Exchange and/or RouteOne increases the number of independent lenders on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, or more integrated systems, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to Open Dealer Exchange or RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish.

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

Some vendors of software products used by automotive dealers, including certain of our competitors, are designing their software and using financial or other incentives to make it more difficult or impossible for our customers to use our products and services.

Currently, some software vendors, including some of our competitors, have designed their software systems in order to make it difficult or impossible to integrate with third-party products and services such as ours and others have announced their intention to do so. Some software vendors also use financial or other incentives to encourage their customers to purchase such vendors’ products and services. These obstacles make it more difficult for us to compete with these vendors and could have a material adverse effect on our business, prospects, financial condition and results of operations. While we have agreements in place with various third-party software providers to facilitate integration between their software and our network, we cannot assure you that each of these agreements will remain in place or that during the terms of these agreements these third parties will not increase the cost or level of difficulty in maintaining integration with their software. Additionally, we integrate certain of our solutions and services with other third parties’ software programs. These third parties may design or utilize their software in a manner that makes it more difficult for us to continue to integrate our solutions and services in the same manner, or at all. These developments could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating lender customers;

•	the timing, size and nature of our subscriptions and any cancellations thereof;

•	product and price competition regarding our products and services and those of our participating lenders;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	foreign currency fluctuations, particularly the U.S. dollar vs. the Canadian dollar;

•	the timing of acquisitions or divestitures of businesses, products and services;

•	automobile manufacturers or their captive lenders offering special incentive programs such as discount pricing or low cost financing;

•	the seasonality of car sales;

•	our unpredictable sales cycles;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

As a result of these fluctuations, we believe that period-to-period comparisons of our results of operations may not necessarily be meaningful. We cannot assure you that future revenue and results of operations will not vary substantially from quarter to quarter. It is also possible that in future quarters, our results of operations will be below the expectations of equity research analysts, investors or our announced guidance. In any of these cases, the price of our stock could be materially adversely affected.

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

We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients, and to us as a service provider, which certain regulations obligate our clients to monitor. These include the FCRA, the GLB Act and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, and applicable Federal Communications Commission (FCC) telemarketing rules, and the Federal Trade Commission’s Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule, as well as regulations promulgated by the Federal Reserve Board and the Consumer Financial Protection Bureau. If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws or regulations, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The CFPB is conducting supervisory audits of large auto lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect auto finance. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of “buy rates” or the selection of lenders to which dealers submit credit applications) result in statistically significant negative rates or terms for protected classes of persons under ECOA. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

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

In the United States, the enforceability of electronic transactions is primarily governed by the E-SIGN Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by nearly every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. UCC 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

New legislation or changes in existing legislation may adversely affect our business.

Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments, administrative agencies such as the FTC, the CFPB the FCC, and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, government restrictions on Internet content or anti-“net neutrality” legislation could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We are in the process of converting our various business information systems to a single SAP ERP. We have committed significant resources to this conversion and it is being phased in over multiple years. The conversion process is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated. We are using a controlled project plan that we believe will provide an adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, we may be limited in our ability to integrate any business that we may want to acquire. Failure to properly or adequately address these issues could result in significant costs or impact our ability to perform necessary business operations which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We provide assurances to subscribers of certain of our products and services that the data they receive through these products and services will be accurate. Additionally, general errors, defects or other performance problems in our products and services could result in financial or other damages to our customers or consumers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, some of our products and services are business-critical for our dealer and lender customers and a failure or inability to meet a customer’s expectations could seriously damage our reputation and affect our ability to retain existing business or attract new business.

We have made strategic acquisitions in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

Since 2001, we have acquired numerous businesses, including, most recently, our acquisition of 1st Auto Transport Directory, Inc. (now known as Dealertrack CentralDispatch) on August 1, 2012, ClickMotive, LLC on October 1, 2012 and the assets of Ford of Canada’s iCONNECT DMS on November 1, 2012. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Under accounting principles generally accepted in the United States (GAAP), we review our intangible assets, including goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. We will continue to monitor and evaluate the carrying value of our goodwill. In the event we had to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

If our investments become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under accounting principles generally accepted in the United States (GAAP), we review our cost and equity investments when events or changes in circumstances indicate the carrying value of our investments may not be fully recoverable. The carrying value of our investments may not be recoverable due to factors such as any adverse business conditions or decline in value of the companies in which we hold an investment. Our investment of $82.7 million in TrueCar is recorded at cost on the consolidated balance sheet as of December 31, 2012. A significant change in the inputs used to determine fair value of our cost method investment in TrueCar may result in impairment and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. We will continue to monitor and evaluate the carrying value of our cost and equity investments. In the event we had to reduce the carrying value of our investments, any such impairment charge could materially reduce our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Lake Success, New York, where we lease approximately 80,000 square feet of office space. Our principal offices are located in Sacramento, California; Groton, Connecticut; Wilmington, Ohio; Mississauga, Ontario; Dallas, Texas; Memphis, Tennessee; and South Jordan, Utah. We lease all of the office space for our principle offices.

We believe our existing facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the normal course of our business, none of which are expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the normal course of our business, we are party to the litigation described under Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K under the heading “Legal Proceedings” and incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of January 31, 2013, there were 30 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2012 and 2011, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$29.09	$23.31
Third Quarter	$30.77	$26.88
Second Quarter	$31.98	$25.20
First Quarter	$31.90	$25.79

Year Ended December 31, 2011
Fourth Quarter	$28.46	$14.01
Third Quarter	$24.65	$15.37
Second Quarter	$26.80	$20.61
First Quarter	$22.96	$19.11

Dividend Policy

We have not paid any cash dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Repurchases

From time to time, in connection with the vesting of restricted common stock units under our incentive award plans, we have received shares of our common stock in consideration of the tax withholdings due upon the vesting of restricted common stock units.

The following table sets forth the repurchases for the three months ended December 31, 2012, all of which were in conjunction with the vesting of restricted common stock units:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
			as Part of	May Yet be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2012	—	$—	n/a	n/a
November 2012	1,762	$26.79	n/a	n/a
December 2012	—	$—	n/a	n/a

Total	1,762

Item 6. Selected Financial Data

The selected consolidated financial data as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008 and for each of the two years in the period ended December 31, 2009 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

We completed multiple acquisitions, as well as the divestiture of ALG, Inc. (ALG) and the contribution of Chrome Systems, Inc. (Chrome) to a joint venture, during the periods presented below. The operating results of the acquired businesses have been included in our historical results of operations from the respective acquisition dates. The operating results of our disposed businesses are included in our historical results of operations through the disposal date. These acquisitions and disposals have significantly affected our revenue, results of operations and financial condition. Accordingly, the results of operations for the periods presented may not be comparable due to these acquisitions and disposals.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report on Form 10-K and “Financial Statements and Supplementary Data” in Part II, Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$388,872	$353,294	$243,826	$225,626	$242,706
Income (loss) from operations	$13,927	$14,238	$655	$(10,950)	$7,052
Income (loss) before (provision for) benefit from income taxes	$32,703	$62,732	$2,764	$(7,853)	$5,697
Net income (loss)	$20,454	$65,135	$(27,833)	$(4,334)	$1,736
Basic net income (loss) per share	$0.48	$1.58	$(0.69)	$(0.11)	$0.04
Diluted net income (loss) per share	$0.46	$1.53	$(0.69)	$(0.11)	$0.04
Weighted average common stock outstanding (basic)	42,508	41,270	40,323	39,525	40,462
Weighted average common stock outstanding (diluted)	43,999	42,527	40,323	39,525	41,538

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, and marketable securities (short and long-term)	$182,270	$78,755	$195,307	$202,964	$203,198
Working capital (1)	$172,109	$94,518	$200,942	$191,894	$197,797
Total assets	$910,516	$660,353	$458,963	$472,327	$437,215
Capital lease obligations (short and long-term), due to acquirees (short and long-term), deferred revenue (short and long-term) and other long-term liabilities	$29,693	$31,081	$11,572	$13,398	$17,272
Senior convertible notes	$162,279	$—	$—	$—	$—
Retained earnings (accumulated deficit)	$73,680	$53,226	$(11,909)	$15,924	$20,258
Total stockholders’ equity	$571,317	$494,756	$408,917	$420,886	$396,220

(1)	Working capital is defined as current assets less current liabilities.

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

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assisting with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services;

•	Digital Retailing solutions, which integrate advanced vehicle search, pricing and payment tools directly into a retailer’s website; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

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

We monitor our business performance using a number of measures that are not found in our consolidated financial statements. These measures include the number of active dealers and lenders, active lender to dealership relationships in the Dealertrack network, the number of transactions processed, average transaction price, transaction revenue per car sold, the number of subscribing dealers in the Dealertrack network, and the average monthly subscription revenue per subscribing dealership. We believe that improvements in these metrics will result in improvements in our financial performance over time.

We also view the acquisition and successful integration of acquired companies as important milestones in the growth of our business as these acquired companies bring new products to our customers and expand our technological capabilities. We believe that successful acquisitions will also lead to improvements in our financial performance over time. In the near term, however, the purchase accounting treatment of acquisitions can have a negative impact on our consolidated statement of operations, as the depreciation and amortization expenses associated with acquired assets can be substantial for several years following each acquisition. As a result, we monitor our non-GAAP financial measures and other business statistics as a measure of operating performance in addition to net income (loss) and the other measures included in our consolidated financial statements.

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Year Ended December 31,
	2012	2011	2010
GAAP net income (loss)	$20,454	$65,135	$(27,833)

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA – previous presentation (non-GAAP) (1)	$83,681	$74,409	$42,070
Adjusted EBITDA (non-GAAP) (1)	$97,273	$85,904	$53,303
Adjusted net income (non-GAAP) (1)	$49,068	$43,443	$21,943

Capital expenditures, software and website development costs	$40,803	$32,236	$30,938
Active dealers in our U.S. network as of end of the year (2)	19,067	17,543	16,829
Active lenders in our U.S. network as of end of the year (3)	1,261	1,120	970
Active lender to dealer relationships as of end of the year (4)	174,628	164,776	140,359
Transactions processed (5)	87,833	74,450	49,373
Average transaction price (6)	$2.61	$2.53	$2.10
Transaction revenue per car sold (7)	$6.95	$6.39	$3.74
Subscribing dealers in U.S. and Canada as of end of the year (8)	17,619	16,003	13,996
Average monthly subscription revenue per subscribing dealership (9)	$708	$813	$749

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expense and certain other non-recurring items.

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

Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense, rebranding expense and certain other non-recurring items. These adjustments to net income (loss), which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

Adjusted EBITDA and adjusted net income have limitations as analytical tools and you should not consider them in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA and adjusted net income only as supplements to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss), operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Year Ended December 31,
	2012	2011	2010
GAAP net income (loss)	$20,454	$65,135	$(27,833)
Interest income	(745)	(331)	(525)
Interest expense – cash	3,357	927	175
Interest expense – non-cash (10)	7,444	—	—
Provision for (benefit from) income taxes, net	12,249	(2,403)	30,597
Depreciation of property and equipment and amortization of capitalized software and website costs	23,345	20,961	17,329
Amortization of acquired identifiable intangibles	28,333	29,727	19,424

EBITDA (non-GAAP)	94,437	114,016	39,167
Adjustments:
Gain on disposal of subsidiaries and sale of other assets	(33,193)	(47,321)	—
Acquisition-related and other professional fees	2,711	4,721	1,905
Contra-revenue (11)	4,215	4,248	1,580
Integration and other related costs (including amounts related to stock-based compensation)	1,530	1,223	—
Change in fair value of warrant	6,310	(1,000)	—
Rebranding expense	1,909	—	—
Acquisition-related contingent consideration changes and compensation expense, net (12)	1,777	(1,069)	—
Amortization of equity method investment basis difference (13)	3,985	—	—
Realized gain on sale of previously impaired securities	—	(409)	(582)

Adjusted EBITDA – previous presentation (non-GAAP)	83,681	74,409	42,070
Stock-based compensation (excluding amounts included in integration and other related costs)	13,592	11,495	11,233
Adjusted EBITDA (non-GAAP)	$97,273	$85,904	$53,303

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2012	2011	2010
GAAP net income (loss)	$20,454	$65,135	$(27,833)
Adjustments:
Deferred tax asset valuation allowance (non-taxable) (14)	—	(21,912)	28,406
Amortization of acquired identifiable intangibles	28,333	29,727	19,424
Stock-based compensation (excluding integration and other related costs)	13,592	11,495	11,233
Gain on disposal of subsidiaries and sale of other assets	(33,193)	(47,321)	—
Interest expense – non-cash (not tax-impacted) (10)	7,444	—	—
Acquisition-related and other professional fees	2,711	4,721	1,905
Contra-revenue (11)	4,215	4,248	1,580
Integration and other related costs (including amounts related to stock-based compensation)	1,583	1,223	—
Change in fair value of warrant	6,310	(1,000)	—
Amortization of equity method investment basis difference (13)	3,985	—	—
Rebranding expense	1,909	—	—
Acquisition-related contingent consideration changes and compensation expense, net (12)	1,777	(1,069)	—
Accelerated depreciation of certain technology assets (15)	1,004	—	—
Disposed deferred tax liabilities (non-taxable)	—	(3,221)	—
Amended state tax returns impact (non-taxable)	—	(239)	101
Realized gain on sale of previously impaired securities (non-taxable)	—	(409)	(582)
Tax impact of adjustments (16)	(11,056)	2,065	(12,291)

Adjusted net income (non-GAAP)	$49,068	$43,443	$21,943

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes and revolving credit facility.

(11)	For further information, please refer to Note 15 and Note 17 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList and ClickMotive acquisitions and other additional acquisition-related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of contributed Chrome assets and the fair value of the investment in Chrome Data Solutions.

(14)	At December 31, 2010, we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not and recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets. As a result of the acquisition of Dealertrack Processing Solutions in 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million. In addition, as a result of the sale of ALG in 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we evaluated the need for a full valuation allowance on our remaining net deferred tax assets and determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not and we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets. For further information please refer to Note 13 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(15)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(16)	The tax impact of adjustments for the year ended December 31, 2012, are based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.7%, respectively. The tax impact of adjustments for the year ended December 31, 2011, are based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.2% and 37.0%, respectively. The tax impact of adjustments for the year ended December 31, 2010, are based on a U.S. effective tax rate of 36.9% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 35.4% and 36.7%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. In addition, we earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as for any ALG portfolio residual value analyses performed prior to its disposal in 2011. In addition, we earn transaction service revenue from lender customers for collateral management transactions.

We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers, accessory providers and credit report providers, for each fee-bearing product accessed by dealers. This includes transaction services revenue for completion of on-line registrations with department of motor vehicles, completion of inventory appraisals, and accessing of credit reports.

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

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solution, shipping fees and commissions earned from our digital contract business, and consulting and analytical revenue earned from ALG in periods prior to its disposal in 2011. Training fees are also included in other revenue.

See “Critical Accounting Policies and Estimates” for further discussion of revenue recognition.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due on the number of transactions processed and direct costs for data licenses. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, compensation and related benefits, and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions, and advertising expenses associated with certain of our search and media product offerings. For those periods prior to the disposal of ALG, cost of revenue also included direct costs (printing, binding and delivery) associated with residual value guides.

Product Development Expenses. Product development expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with our product development departments. The product development departments perform research and development, in addition to enhancing and maintaining existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits, facility costs, professional services fees for our sales, marketing, customer service and administrative functions, and public company costs.

We allocate overhead such as occupancy and telecommunications charges, and depreciation expense based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.

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

On August 1, 2012, Dealertrack, Inc. purchased all of the issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., now known as Dealertrack CentralDispatch, for a cash purchase price of $73.8 million, reflective of final working capital adjustments. Dealertrack CentralDispatch delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. Dealertrack CentralDispatch’s offerings include CentralDispatch.com, a leading business-to-business, subscription-based network for facilitating vehicle transportation, with more than 13,000 network subscribers; jTracker.com, a CRM and lead management tool for automotive transportation brokers; and MoveCars.com, one of the premier online advertising directories for the vehicle transportation industry.

On October 1, 2012, Dealertrack, Inc. purchased all of the equity interests of ClickMotive, LLC, a leading provider of interactive marketing solutions for the automotive retailing industry. The total consideration, which consisted of $48.7 million, net of acquired cash, and $0.3 million in contingent consideration, is reflective of final working capital adjustments. ClickMotive provides SaaS solutions exclusively to the automotive industry by offering a leading comprehensive digital marketing platform that combines the power of the web, mobile, social, search and video into one online marketing platform. Currently, more than 3,000 U.S. automotive dealerships leverage ClickMotive’s platform.

On November 1, 2012, Dealertrack Canada, Inc. acquired the assets of Ford Motor Company of Canada, Limited's iCONNECT Direct DMS business for CAD $6.9 million (USD $6.9 million) in cash.

For further information regarding these acquisitions, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities.

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

Transaction Services Revenue

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

Credit Application Transaction Revenue

Our web-based credit application network facilitates the online credit application process by enabling dealers to transmit a consumer’s credit application information to one or more lenders. Credit application revenue consists of revenue earned on a per transaction basis and set-up fees charged to lenders for establishing connections. Transaction revenue is earned upon the electronic receipt of the credit application data and set-up fees are recognized ratably over the expected customer relationship period of four years.

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and provide contracts electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contracts from dealers, digitizes the contract and submits them in electronic format to the respective lenders. Electronic and digital contracting revenue is recognized on a per transaction basis after services have been rendered.

Collateral Management Services Transaction Revenue

Our collateral management solution provides vehicle title and administration services for our customers, which are comprised mainly of lenders. The solution facilitates communication between our customers and the state department of motor vehicles by providing a solution for our customers to monitor title perfection and expedite the processing of liens with the state department of motor vehicles. We offer both paper-based and electronic-based title services depending on state requirements. Customer contracts for title services are principally comprised of two elements: (1) title perfection confirmation and (2) title administration.

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

For customers in which we bill the entire transaction fee in advance, the title administration portion of the fee for both paper and electronic-based titles is deferred and recognized over the title administration period, which is estimated at approximately three years. This estimate is based upon a historical analysis of the average time period between the date of financing and the date of pay-off.

Collateral management services revenue also includes revenue earned from converting a new customer’s title portfolio to our collateral management solution, which may include other ancillary services. Amounts earned from converting a new customer’s portfolio are recognized over the customer’s estimated portfolio loan life which varies depending on the customer. Amounts earned from other ancillary services are recognized on a per transaction basis after services have been rendered.

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

Dealer and Other Service Provider Transaction Services Revenue

Registration Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau based automotive vehicle registration services to customers. Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

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

Subscription Services Revenue

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

Search Engine Optimization and Marketing

We record revenue for search engine optimization (SEO) and search engine marketing (SEM) based on the assessment of multiple factors, including whether we are the primary obligor to the arrangement and whether we maintain latitude in establishing price. In instances in which we are the primary obligor or establish price, we record the total amounts received from customers within subscription services revenue, and online search provider payments as cost of revenue. In instances in which we are paid by customers to recommend allocation of their budgeted spend, we record subscription services revenue for the net amounts paid to us by our customers. In the latter instance, our customers budgeted spend and amounts paid to the online search providers do not impact our consolidated results of operations.

Other Revenue

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solution, shipping commissions earned from our digital contract business, and consulting and analytical revenue earned from ALG in periods prior to its disposal in 2011. Training fees are also included in other revenue. Other revenue is recognized when the service is rendered.

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

Software and Website Development Costs and Amortization

We capitalize costs of materials, consultants, payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives. Capitalized costs are generally amortized over two years while our platform updates are amortized over five years and costs related to our ERP implementation are amortized over seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $46.2 million and $37.3 million as of December 31, 2012 and 2011, respectively. Amortization expense totaled $13.9 million, $12.3 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for the year ended December 31, 2012 included $1.0 million of accelerated depreciation of certain technology assets due to the discontinuation of those projects.

Goodwill

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2012 and 2011 did not indicate any impairment of our goodwill. In each year, the fair value of our reporting unit was significantly in excess of the carrying value, which includes goodwill. As of October 1, 2012, our market capitalization was approximately $1.2 billion compared to our book value, including goodwill, of approximately $565 million.

Intangibles and Long-lived Assets

We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Intangible asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that impairment exists, the related asset group is written down to its estimated fair value. The determination of future cash flows and the estimated fair value of long-lived assets involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, we may engage a third party to assist with the valuation.

Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

•	any sustained decline in our stock price below book value;

•	results of our goodwill impairment test;

•	sales and operating trends affecting products and groupings;

•	the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, and the number of dealers within our network;

•	any losses of key acquired customer relationships; and

•	changes to or obsolescence of acquired technology, data, and trademarks.

We also evaluate the remaining useful life of our long-lived assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

Senior Convertible Notes

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 470-20, Debt with Conversion and Other Options, we separately account for the liability and equity components of our senior convertible notes. The estimated fair value of the liability component is computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity component, which is recognized as a debt discount and recorded in additional paid-in capital, represents the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The effective interest rate used to amortize the debt discount was based on our estimated non-convertible borrowing rate of a similar liability without an equity component as of the date the notes were issued.

Income Taxes

We account for income taxes in accordance with the provisions of FASB ASC Topic 740, Accounting for Income Taxes, which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2010, we recorded valuation allowances relating to cumulative U.S. book losses, some of which were subsequently reversed as a result of acquisition and disposal activity.

Uncertain tax positions are recorded in our consolidated balance sheet in accrued liabilities – other. Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.

On January 3, 2013, the President of the United States signed into law the American Taxpayer Relief Act of 2012 (the 2012 Act), which extends the U.S. research and development tax credit for tax years 2012 and 2013, as well as other provisions. Given the effective dates of the various provisions in the 2012 Act, the 2012 Act had no impact on our 2012 results and is expected to have an impact of approximately $0.5 million to $1.0 million of benefit in our 2013 tax provision related to the extension of the U.S. research and development tax credit for tax years 2012 and 2013.

Stock-Based Compensation Expense and Assumptions

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We currently have three types of stock-based compensation awards: stock options, restricted stock units and performance stock units. There are no longer any restricted common stock awards outstanding.

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options	$4,608	$4,941	$5,732
Restricted stock units	7,101	5,293	3,354
Performance stock units	1,883	1,057	477
Restricted common stock	—	321	1,670

Total stock-based compensation expense	$13,592	$11,612	$11,233

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is presented below:

		Weighted
	Unamortized	Average
	Stock-Based	Remaining
	Compensation Expense (in thousands)	Amortization Period (in years)
Stock options	$9,096	2.82
Restricted stock units	$13,785	2.63
Performance stock units	$2,237	1.08

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of awards that will be forfeited prior to the completion of the vesting requirements. We use Black-Scholes-Merton and binomial lattice-based valuation pricing models to value our stock-based awards.

Expected Life

The expected life is determined based upon the experience of similar entities whose shares are publicly-traded. The expected life for stock-based awards granted prior to December 31, 2007 were determined based on the “simplified” method, due to our limited public company history, except for options granted under the Stock Option Exchange Program (SOEP) which were determined by means of Monte-Carlo simulations.

Expected Stock Price Volatility

Beginning in 2012, we determine the expected volatility of any stock-based awards we issue based on our historical volatility. Previously, due to our limited public company history, the expected volatility for stock-based awards was determined using a time-weighted average of our historical volatility and the expected volatility of similar entities whose common shares are publicly-traded.

Risk-Free Interest Rate and Dividend Yield

The risk-free interest rates used for all stock-based awards granted were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.

The expected dividend yield is not applicable to our stock-based award grants as we have not paid any dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date, with the exception of options granted under the SOEP. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise. Exchanged options granted under the SOEP vested 25% after six months from the new grant date, 25% after twelve months from the new grant date, and 1/48 each month thereafter.

Restricted Stock Unit Vesting Requirements

Restricted stock units granted are generally subject to an annual cliff vest over four years (one year for directors) from the vesting commencement date, with the exception of performance stock unit awards.

Long Term Incentive Plan (LTIP)

The LTIP awards were earned upon the achievement of EBITDA and market-based targets for fiscal years 2007, 2008 and 2009 and the grantee’s continuous employment in active service until the final vest date, which was approximately three years from the grant date.

Performance Stock Unit Vesting Requirements

The performance stock unit awards are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date.

Fair Value Inputs

The fair value of each share-based award grant has been estimated on the date of grant using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

	December 31,
	2012	2011	2010
Expected volatility	47.3 – 49.9%	49.5%	50.3%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.18	4.10	4.18
Risk-free interest rate	0.50 – 0.62%	0.67 – 1.63%	0.94 – 1.91%
Weighted-average fair value of stock options granted	$10.79	$8.36	$6.32
Weighted-average fair value of restricted stock units granted	$28.03	$20.30	$15.30

The fair value of ANI Performance Awards is estimated on the date of grant using a Black-Scholes-Merton valuation pricing model. The fair value of TSR Performance Awards is estimated on the date of grant using a binomial lattice-based valuation pricing model. The weighted-average assumptions were as follows:

	December 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.39%	1.16%	1.33%
Weighted-average fair value of ANI Performance Awards granted	$27.99	$19.48	$16.91
Weighted-average fair value of TSR Performance Awards granted	$28.98	$21.27	$17.62

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

A reconciliation of the beginning and ending balances of Level 3 investments as of December 31, 2011 and 2012 is as follows (in thousands):

Balance as of December 31, 2010	$2,704

Sale of tax-advantaged preferred stock (1)	(2,485)
Realized gain on securities included in the consolidated statement of operations (1)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)
Redemption of auction rate security (2)	(450)
Acquisition of warrant (3)	5,500
Change in fair value of warrant (3)	1,000

Balance as of December 31, 2011	$6,500

Change in fair value of warrant (3)	(6,310)
Exercise of warrant (3)	(190)

Balance as of December 31, 2012	$—

A reconciliation of the beginning and ending balances of contingent consideration, a Level 3 liability, as of December 31, 2011 and 2012 is as follows (in thousands):

Balance as of December 31, 2010	$—

Record contingent consideration at fair value – eCarList (4)	(2,900)
Change in fair value of contingent consideration – eCarList (4)	2,000

Balance as of December 31, 2011	$(900)

Change in fair value of contingent consideration – eCarList (4)	900
Record fair value of contingent consideration – ClickMotive (5)	(250)
Change in fair value of contingent consideration – ClickMotive (5)	(750)

Balance as of December 31, 2012	$(1,000)

(1)	Level 3 long-term marketable securities as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

(2)	Level 3 short-term marketable securities as of December 31, 2010 included an auction rate security invested in a tax-exempt state government obligation that was valued at par of $0.4 million. Our intent was not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. In October 2010, $1.1 million of this security was redeemed by the issuer at par. Due to continued failures in the marketplace auctions, we held the remaining $0.4 million auction rate security until the maturity date in September 2011, when it was redeemed by the issuer at par.

(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant was revalued each reporting period through its expiration date of October 1, 2012, with the change in fair value recorded in the consolidated statements of operations. Prior to its exercise, the fair value of the warrant was estimated using a Black-Scholes-Merton option pricing model. In September 2012, we exercised the warrant at a value of $0.2 million based on an independent valuation approved by the board of directors of TrueCar. During 2012, the value of the warrant decreased by $6.3 million as a result of a decrease in the remaining expected term and estimated share price. The value of the shares received upon net exercise is now part of our existing cost method investment in TrueCar.

(4)	A portion of the purchase price of eCarList included contingent consideration that was payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The revenue targets for 2012 were not met, and therefore no contingent consideration payments will be made. We recorded a fair value adjustment in the amount of $0.9 million of income for the year ended December 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

(5)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The fair value of the contingent consideration as of the acquisition date was estimated at approximately $0.3 million. We estimated the fair value of the contingent consideration as of December 31, 2012 to be $1.0 million and recorded expense of approximately $0.8 million for the three months ended December 31, 2012 as a result of the increase in the contingent consideration liability. The increase in contingent consideration includes the impact of an adjustment to the performance targets made subsequent to the close of the acquisition.

Results of Operations

The following table sets forth the selected consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(in thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$388,872	100.0%	$353,294	100.0%	$243,826	100.0%

Operating expenses: (1)
Cost of revenue	220,695	56.8	197,152	55.8	129,014	52.9
Product development	11,732	3.0	13,012	3.7	12,537	5.1
Selling, general and administrative	142,518	36.6	128,892	36.5	101,620	41.7

Total operating expenses	374,945	96.4	339,056	96.0	243,171	99.7

Income from operations	13,927	3.6	14,238	4.0	655	0.3
Interest income	745	0.2	331	0.1	525	0.2
Interest expense	(10,801)	(2.8)	(927)	(0.3)	(175)	(0.1)
Other (expense) income, net	(5,532)	(1.4)	1,360	0.4	1,177	0.5
Gain on disposal of subsidiaries and sale of other assets	33,193	8.5	47,321	13.5	—	—
Earnings from equity method investment, net	1,167	0.3	—	—	—	—
Realized gain on securities	4	0.0	409	0.1	582	0.2

Income before (provision for) benefit from income taxes	32,703	8.4	62,732	17.8	2,764	1.1
(Provision for) benefit from income taxes, net	(12,249)	(3.1)	2,403	0.6	(30,597)	(12.5)

Net income (loss)	$20,454	5.3%	$65,135	18.4%	$(27,833)	(11.4)%

(1) For the year ended December 31, 2011, we reclassified approximately $3.0 million of salary and benefit costs from cost of revenue and product development to selling, general and administrative due to cost center changes. For the year ended December 31, 2010, we reclassified approximately $0.8 million of salary and benefit costs from product development to selling, general and administrative and cost of revenue due to cost center changes.

Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Transaction services revenue	$225,011	$184,892	$40,119	22%
Subscription services revenue	145,148	146,621	(1,473)	(1)%
Other	18,713	21,781	(3,068)	(14)%

Total net revenue	$388,872	$353,294	$35,578	10%

Transaction Services Revenue. The increase in transaction services revenue was a result of an increase in automobile sales and improving credit availability, application and other financing-related activity. These and other industry trends had a positive impact on the following changes in our key transaction-related business metrics.

	Year Ended December 31,		Variance
	2012	2011	Amount	Percent
Average transaction price (1)	$2.61	$2.53	$0.08	3%
Transaction revenue per car sold	$6.95	$6.39	$0.56	9%
Active lenders in our U.S. network as of end of the year	1,261	1,120	141	13%
Active lender to dealer relationships as of end of the year	174,628	164,776	9,852	6%
Transactions processed (in thousands, except percentages)	87,833	74,450	13,383	18%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 3% and 18%, respectively, which resulted in an increase in transaction services revenue of $6.2 million and $33.8 million, respectively. In addition, there was a decrease in contra-revenue of $0.1 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included $15.4 million of additional revenue from Processing Solutions (whose transactions are generally at a higher average price than our other transactions); a 13% increase in lender customers active in our U.S. Dealertrack network (new lender customers are generally lower transaction volume customers with higher prices per transaction); and a 6% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use.

Subscription Services Revenue. The decrease in subscription services revenue is primarily a result of the sale of ALG and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture. The decrease was partially offset by additional subscription services revenue from the acquisitions of eCarList on July 1, 2011, Dealertrack CentralDispatch on August 1, 2012, and ClickMotive on October 1, 2012 and an increase in subscribing dealers. The net decrease in subscription services revenue was a result of the following changes in our key subscription-related business metrics.

	Year Ended December 31,		Variance
	2012	2011	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1) (2)	$708	$813	$(105)	(13)%
Subscribing dealers in U.S. and Canada as of end of the year (2)	17,619	16,003	1,616	10%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.
(2) - Subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

The elimination of ALG and Chrome revenue, which did not impact the subscribing dealers metric, contributed $26.5 million to the decrease in subscription services revenue. This decrease was offset by incremental revenue from entities acquired during 2012 of $8.9 million, as well as an increase in the average number of subscribing dealers in our network, including additional subscription services revenue of $9.8 million from eCarList, and the continued selling of our DMS, Inventory and Compliance solutions, including cross selling those solutions to existing customers.

Other Revenue. The decrease in other revenue of $3.1 million was primarily due to the elimination of $2.4 million of other revenue from the ALG and Chrome businesses.

Operating Expenses

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$220,695	$197,152	$23,543	12%
Product development	11,732	13,012	(1,280)	(10)%
Selling, general and administrative	142,518	128,892	13,626	11%

Total operating expenses	$374,945	$339,056	$35,889	11%

For 2011, we reclassified approximately $3.0 million of salary and benefit costs from cost of revenue and product development to selling, general and administrative due to cost center changes.

Cost of Revenue. The increase in cost of revenue was the result of a net increase of $6.3 million in compensation and related benefit costs, primarily due to an incremental six months of compensation and related benefit costs related to the acquisition of eCarList, one month related to the acquisition of Dealertrack Processing Solutions, five months related to the acquisition of Dealertrack CentralDispatch and three months related to the acquisition of ClickMotive. These were partially offset by the elimination of compensation and related benefit costs from the disposal of ALG and contribution of Chrome.

There were additional increases in technology expenses of $10.0 million, which includes technology support and other consulting expenses, an increase in Processing solutions costs of $4.3 million relating to additional revenue, an increase in acquired intangible amortization expense of $2.5 million related to 2012 acquisitions and $1.9 million related to 2011 acquisitions, an increase in Inventory solution costs of $1.7 million relating to additional revenue, an increase in costs associated with our Canadian operations of $1.3 million as a result of expanding our product offerings in Canada, an increase in Interactive solution costs of $1.4 million including search optimization and marketing costs associated with our product offerings related to eCarList, and an increase in stock-based compensation of $0.6 million.

These costs were partially offset by the elimination of $1.4 million of operating costs and $2.5 million of amortization expense from the disposal of ALG and contribution of Chrome and a $3.2 million decrease in amortization expense for fully amortized intangibles.

Product Development Expenses. The decrease in product development expenses was primarily the result of an overall decrease in salary and related benefit costs from the elimination of former ALG and Chrome employees, offset by product development expenses related to acquired businesses.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was the result of a net increase of $5.2 million in compensation and related benefit costs, primarily due to an additional six months of compensation and related benefit costs related to the acquisition of eCarList and the additional month of compensation and related benefit costs related to the acquisition of Dealertrack Processing Solutions. These were partially offset by the elimination of compensation and related costs from the disposal of ALG and contribution of Chrome. Additionally, there were increases of $1.0 million of expense related to accelerated depreciation for discontinued technology projects, $1.9 million of costs related to rebranding, $1.3 million in stock-based compensation, $0.9 million in travel and related costs, $0.8 million of expense recorded for an increase in ClickMotive contingent consideration, $0.7 million in temporary labor costs, and $0.4 million in bad debt expense. The impact of changes in eCarList contingent consideration was $0.9 million of income during 2012 and $2.0 million of income during 2011, contributing a $1.1 million net increase in expense during 2012. The increases to selling, general and administrative expenses were partially offset by a net decrease in professional services and deal related costs of $0.9 million.

Interest Income

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Interest income	$745	$331	$414	125%

The increase is related to interest income recorded from our cash balances and investments in marketable securities from the cash proceeds received from the issuance of the senior convertible notes in March 2012.

Interest Expense

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Interest expense	$(10,801)	$(927)	$(9,874)	1,065%

The increase in interest expense is due to interest expense from the senior convertible notes issued in March 2012, including coupon interest of $2.5 million, amortization of debt discount of $6.2 million, and amortization of debt issuance costs of $0.8 million. Interest expense related to our revolving credit facility for 2012 consisted of commitment fees of $0.5 million and amortization of debt issuance costs of $0.5 million.

Other (Expense) Income, Net

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Other (expense) income, net	$(5,532)	$1,360	$(6,892)	(507)%

The decrease in other (expense) income, net is primarily due to the $6.3 million decrease in the value of our warrant in TrueCar in 2012 prior to exercise. Offsetting a portion of this expense was $0.6 million of gain during 2012 relating to previously deferred revenue and costs which were recorded in conjunction with our acquisition of Ford of Canada’s iCONNECT DMS.

Gain on Disposal of Subsidiaries and Sale of Other Assets

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Gain on disposal of subsidiaries and sale of other assets	$33,193	$47,321	$(14,128)	(30)%

During 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million and a gain of $5.5 million related to the sale of a Chrome-branded asset, which was not contributed to the joint venture. During 2011, we recorded a gain on the sale of ALG in the amount of $47.3 million.

Earnings from Equity Method Investment, Net

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$1,167	$—	$1,167	100%

During 2012, we recorded net earnings from the Chrome joint venture of $1.2 million. This consisted of $5.2 million for our 50% share of the joint venture’s net income, which was reduced by approximately $4.0 million of amortization relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded.

Realized Gain on Securities

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
Realized gain on securities	$4	$409	$(405)	(99)%

During 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain of approximately $0.4 million.

(Provision for) Benefit from Income Taxes, Net

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(in thousands, except percentages)
(Provision for) benefit from income taxes, net	$(12,249)	$2,403	$(14,652)	(610)%

The net provision for income taxes for 2012 of $12.2 million primarily consisted of $8.0 million of federal income tax expense, $1.0 million of state income tax expense and $3.2 million of tax expense for our Canadian subsidiary.

Included in our tax provision for 2012 was $1.5 million of income tax benefit in the U.S., $3.2 million of provision for Canadian subsidiaries and $10.5 million of income tax provision for discrete items. Provision for discrete items included $10.5 million on the gain recorded in conjunction with the contribution of the net assets of Chrome for the investment in Chrome Data Solutions, $1.3 million of provision from the elimination of the Chrome deferred tax assets and goodwill, income tax provision of $1.8 million on the gain recorded from the sale of a Chrome-branded asset net of a reduction in valuation allowance resulting from the asset sale, $2.4 million of benefit on the change in value of our warrant in TrueCar, $0.5 million of benefit from a change in state income tax rates and $0.2 million of benefit from tax return filings.

The primary components of our $2.4 million tax benefit for 2011 consisted of $22.2 million of tax provision on our pre-tax results, offset by a favorable release of valuation allowance of $23.1 million, inclusive of state tax valuation allowance releases. Our provision on pre-tax results includes $19.4 million for federal, $0.9 million for state (net of federal benefit) and $1.9 million for Canada. The provision was also impacted by a benefit related to the completion of our 2010 U.S. tax return of $1.2 million, a net benefit on reversal of tax exposures and tax return filings of $0.2 million, and other items amounting to a $0.4 million aggregate benefit, including the reversal of contingent consideration. These additional benefits were offset by the deferred tax liability impact related to the ALG disposal of $0.3 million. For 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense.

Our effective tax rate for 2012 was a provision of 37.5% compared with a benefit of 3.8% for 2011.

At December 31, 2010, we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not and recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets. As a result of the acquisition of Dealertrack Processing Solutions in 2011, we evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of DealerTrack’s deferred tax assets and thereby we reduced the valuation allowance by approximately $24.5 million. In addition, as a result of the sale of ALG in 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we evaluated the need for a full valuation allowance on our remaining net deferred tax assets and determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was considered more likely than not and we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets.

Years Ended December 31, 2011 and 2010

Revenue

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Transaction services revenue	$184,892	$102,000	$82,892	81%
Subscription services revenue	146,621	123,547	23,074	19%
Other	21,781	18,279	3,502	19%

Total net revenue	$353,294	$243,826	$109,468	45%

Transaction Services Revenue. The increase in transaction services revenue was primarily due to the acquisition of Dealertrack Processing Solutions on January 31, 2011, which contributed $56.8 million, or 69%, of the increase in transaction services revenue. In addition, improving credit availability through our U.S. credit application processing network, an increase in automobile sales and the addition of Ally to our U.S. network contributed to the increase in transaction services revenue. As seen in the table below, these and other industry trends had a positive impact on our key business metrics for 2011 as compared to the same period in 2010.

	Year Ended December 31,		Variance
	2011	2010	Amount	Percent
Average transaction price (1)	$2.53	$2.10	$0.43	21%
Transaction revenue per car sold	$6.39	$3.74	$2.65	71%
Active lenders in our U.S. network as of end of the year	1,120	970	150	16%
Active lender to dealer relationships as of end of the year	164,776	140,359	24,417	17%
Transactions processed (in thousands, except percentages)	74,450	49,373	25,077	51%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

The increase in the average transaction price and the total number of transactions processed resulted in increases in revenue of $32.2 million and $52.7 million, respectively. These increases were partially offset by an increase in contra-revenue of $2.1 million primarily related to transaction services revenue earned from our strategic relationship with Ally and through the use of service credits related to the AAX acquisition. Contributing factors to the increase in average transaction price and the total number of transactions processed were the acquisition of Dealertrack Processing Solutions (whose transactions are generally at a higher average price than our historical transactions) which added additional volume, a 16% increase in lender customers active in our U.S. Dealertrack network (new lender customers are generally lower transaction volume customers with a higher price per transaction compared to average transaction prices) and a 17% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use, and was improved, in part, by our strategic relationship with Ally.

Subscription Services Revenue. The increase in subscription services revenue was a result of continued success in selling our existing subscription solutions and the acquisition of eCarList on July 1, 2011, which contributed $6.5 million, or 28%, to the increase in subscription services revenue. The increase was offset by the sale of ALG on October 1, 2011. ALG subscription services revenue for the fourth quarter of 2010 amounted to $0.9 million. In addition, the increase in subscription services revenue was also due to the following improvements in our key business metrics for 2011, as compared to the same period in 2010.

	Year Ended December 31,		Variance
	2011	2010	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)	$813	$749	$64	9%
Subscribing dealers in U.S. and Canada as of end of the year	16,003	13,996	2,007	14%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.

The increase in average monthly spend per subscribing dealer contributed $11.6 million to subscription services revenue and the increase in average number of subscribing dealers in our network contributed $12.0 million to subscription services revenue; these increases were partially offset by $0.5 million in contra-revenue resulting from the use of service credits associated with the AAX acquisition. The increase in average monthly spend per subscribing dealer was primarily due to the acquisition of eCarList on July 1, 2011 and to the continued success of selling DMS, inventory and compliance solutions, including our ability to cross sell those solutions to existing customers. For comparative purposes, the average monthly spend per subscribing dealer excluding historic ALG subscription services revenue would have been $797 and $730 for 2011 and 2010, respectively.

Other Revenue. The increase in other revenue was primarily due to an increase in installation, training and hardware revenue from our DMS business.

Operating Expenses

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Cost of revenue	$197,152	$129,014	$68,138	53%
Product development	13,012	12,537	475	4%
Selling, general and administrative	128,892	101,620	27,272	27%

Total operating expenses	$339,056	$243,171	$95,885	39%

For 2011, we reclassified approximately $3.0 million of salary and benefit costs from cost of revenue and product development to selling, general and administrative due to cost center changes. For 2010, we reclassified approximately $0.8 million of salary and benefit costs from product development to selling, general and administrative and cost of revenue due to cost center changes.

Cost of Revenue. The increase in cost of revenue was primarily the result of increases of $18.7 million in intangible amortization related to intangibles recorded from 2011 acquisition activity (primarily Dealertrack Processing Solutions and eCarList), $11.8 million in costs related to Dealertrack Processing Solutions, which primarily includes transaction fees that are paid to third parties and temporary labor associated with processing transactions, $5.6 million in technology expense, which includes hosting expenses, technology support and other consulting expenses, $4.0 million in software amortization and depreciation charges, $3.2 million primarily related to temporary labor as a result of the growing volume of eDocs transactions, $2.9 million in occupancy and telecommunications costs primarily due to the acquisition of Dealertrack Processing Solutions, $1.4 million in costs related to eCarList, which primarily includes advertising expenses associated with their product offerings, $1.3 million in increased maintenance and installation costs associated with our Dealer Management solution, and $1.0 million in increased costs associated with our Canadian operations as a result of expanding our product offerings in Canada. Additionally, there were increases of $22.2 million in salary compensation and $3.8 million in bonus compensation and related benefit costs primarily due to the acquisition of Dealertrack Processing Solutions, team member additions, and an increase in payroll and other taxes. These increases were partially offset by a decrease in intangible amortization expense of $7.8 million primarily due to intangible assets becoming fully amortized during 2011.

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

The decrease in interest income was primarily related to the use of cash for acquisitions (primarily Dealertrack Processing Solutions and eCarList) during 2011, which reduced our cash balances.

Interest Expense

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Interest expense	$(927)	$(175)	$(752)	430%

The increase in interest expense was primarily due to the 0.4% commitment fee on the undrawn balance of the credit facility and amortization of deferred financing costs related to the credit facility, which were $0.7 million. In addition, there was $0.2 million of interest expense and debt discount amortization on the outstanding note payable related to eCarList.

Other Income, Net

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Other income, net	$1,360	$1,177	$183	16%

During 2011, we recorded other income of $1.0 million relating to the increase in the fair value of our warrant in TrueCar and $0.4 million from non-recurring activities outside our ordinary operations. During 2010, we earned $0.8 million of income resulting from non-recurring activities outside our ordinary operations and a settlement of $0.4 million received during the first quarter of 2010 related to the cancellation of a services agreement for our eDocs business.

Gain on Disposal of Subsidiaries and Sale of Other Assets

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Gain on disposal of subsidiaries and sale of other assets	$47,321	$—	$47,321	100%

During 2011, we recorded a gain on the sale of ALG in the amount of $47.3 million.

Realized Gain on Securities

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Realized gain on securities	$409	$582	$(173)	(30)%

During 2011, we sold a portion of our investments in tax-advantaged preferred securities for approximately $2.5 million and recorded a gain of approximately $0.4 million. During 2010, we sold a portion of our investments in tax-advantaged preferred securities for approximately $1.4 million and recorded a gain of approximately $0.6 million.

Benefit from (Provision for) Income Taxes, Net

	Year Ended December 31,		Variance
	2011	2010	$ Amount	Percent
	(in thousands, except percentages)
Benefit from (provision for) income taxes, net	$2,403	$(30,597)	$33,000	108%

The primary components of our $2.4 million tax benefit for 2011 consisted of $22.2 million of tax provision on our pre-tax results, offset by a favorable release of valuation allowance of $23.1 million, inclusive of state tax valuation allowance releases. Our provision on pre-tax results includes $19.4 million for federal, $0.9 million for state (net of federal benefit) and $1.9 million for Canada. The provision was also impacted by a benefit related to the completion of our 2010 U.S. tax return of $1.2 million, a net benefit on reversal of tax exposures and tax return filings of $0.2 million, and other items amounting to a $0.4 million aggregate benefit, including the reversal of contingent consideration. These additional benefits were offset by the deferred tax liability impact related to the ALG disposal of $0.3 million. For 2011, the permanent item relating to intangible amortization for our Canadian subsidiary did not have a significant impact on tax expense.

The net provision for income taxes for 2010 of $30.6 million consisted primarily of the recognition of a U.S. deferred tax valuation allowance of $28.4 million, $2.1 million of state income tax expense and $2.2 million of tax expense for our Canadian subsidiary, partially offset by $2.1 million of federal income tax benefit. The primary component of the federal income tax benefit of $2.1 million in 2010 is the result of tax loss carry backs. Included in tax expense for our Canadian subsidiary for 2010 was $0.7 million for a permanent item relating to intangible amortization. This amount had a 27.0% impact on the effective tax rate for 2010.

Our effective tax rate for 2011 was a benefit of 3.8% compared with an expense of 1,107% for 2010.

As of December 31, 2010, while we were forecasting sufficient U.S. book taxable income in future periods, we were in a three-year cumulative pretax book loss position in the United States. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded, during the fourth quarter of 2010, a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. As a result of establishing a full valuation allowance against our net U.S. deferred tax assets, we did not recognize any deferred tax benefits related to U.S. net losses incurred during 2010.

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

As a result of the sale of ALG on October 1, 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we evaluated the need for a full valuation allowance on our net deferred tax assets for the three months ended December 31, 2011. We determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes is considered more likely than not, primarily due to taxable income in the federal carry back period, anticipated sufficient taxable income and cumulative U.S. book income earned in recent years. During the three months ended December 31, 2011, we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets that had been established during the three months ended December 31, 2010.

Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2012. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter
	(Unaudited)
	(in thousands, except for per share data)
2012
Net revenue	$91,617	$96,396	$99,084	$101,775
Gross profit (2)	38,467	42,684	43,609	43,417
Income from operations	1,345	5,673	5,428	1,481
Net income (loss)	16,961	5,925	(2,931)	499
Basic net income (loss) per share (3)	$0.40	$0.14	$(0.07)	$0.01
Diluted net income (loss) per share (3)	$0.39	$0.13	$(0.07)	$0.01
Weighted average common stock outstanding (basic)	42,091	42,470	42,661	42,765
Weighted average common stock outstanding (diluted)	43,720	43,957	42,661	44,221

	First	Second	Third	Fourth
	Quarter (4)	Quarter	Quarter	Quarter (5)
2011
Net revenue	$77,191	$89,051	$95,793	$91,259
Gross profit (2)	32,764	40,486	43,664	39,228
(Loss) income from operations	(1,074)	5,878	7,044	2,390
Net income	24,728	2,166	5,361	32,880
Basic net income per share (3)	$0.61	$0.05	$0.13	$0.79
Diluted net income per share (3)	$0.59	$0.05	$0.13	$0.76
Weighted average common stock outstanding (basic)	40,852	41,203	41,396	41,613
Weighted average common stock outstanding (diluted)	42,104	42,550	42,497	43,038

(1)	Net income for the three months ended March 31, 2012 includes a gain of $27.7 million on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture.

(2)	Gross profit is calculated as net revenue less cost of revenue.

For the three months ended March 31, 2011, we reclassified approximately $1.6 million of salary and benefit costs from product development and selling, general and administrative to cost of revenue due to cost center changes. Additionally, we reclassified approximately $0.9 million for the three months ended June 30, 2011, $1.1 million for the three months ended September 30, 2011 and $1.0 million for the three months ended December 31, 2011 of salary and benefit costs from product development and cost of revenue to selling, general and administrative due to cost center changes.

(3)	The addition of earnings per share by quarter may not equal total earnings per share for the year, as a result of the weighted average shares outstanding calculation.

(4)	Net income for the three months ended March 31, 2011 includes a partial reversal of the valuation allowance on our U.S. deferred tax assets in the amount of $24.5 million as a result of the deferred tax liabilities from the acquisition of Dealertrack Processing Solutions on January 31, 2011.

(5)	Net income for the three months ended December 31, 2011 includes a gain of $47.3 million on the sale of ALG, which also resulted in the reversal of the remaining valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2012 were $40.8 million, of which $32.7 million was paid in cash.

As of December 31, 2012, we had $143.8 million of cash and cash equivalents, $34.0 million in short-term marketable securities, $4.4 million in long-term marketable securities, and $172.1 million in working capital, as compared to $78.7 million of cash and cash equivalents, $46 thousand in short-term marketable securities, and $94.5 million in working capital as of December 31, 2011.

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

On August 1, 2012, Dealertrack, Inc. purchased all of the issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., now known as Dealertrack CentralDispatch, for a cash purchase price of $73.8 million in cash, reflective of final working capital adjustments. On October 1, 2012, Dealertrack, Inc. purchased all of the equity interests of ClickMotive, LLC, for total consideration $48.7 million, net of cash acquired, and $0.3 million in contingent consideration, reflective of final working capital adjustments. On November 1, 2012, Dealertrack Canada, Inc. acquired the assets of Ford Motor Company of Canada, Limited's iCONNECT Direct DMS business for CAD $6.9 million (USD $6.9 million) in cash. For further information regarding these acquisitions, please refer to Note 8 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$70,723	$64,926	$19,148
Net cash used in investing activities	(198,164)	(186,168)	(28,208)
Net cash provided by financing activities	192,074	7,906	3,525

Operating Activities

Years ended December 31, 2012 and 2011

The increase in net cash provided by operations of $5.8 million included an increase of $4.1 million in our deferred tax provision, an increase of $7.3 million from the change in the adjustments to the fair value of a warrant, an increase of $7.2 million of debt issuance costs and debt discount amortization from our senior convertible notes, and an increase of $14.1 million from the gains on disposal of subsidiaries and sale of other assets. Gains on disposal of subsidiaries and sale of other assets for 2012 included a $27.7 million gain from the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and a $5.5 million gain from the sale of a Chrome-branded asset as compared to 2011 which included a $47.3 million gain on the sale of ALG. In addition, there was a decrease of $44.7 million from the reduction in net income and an increase of $6.7 million in windfall tax benefits.

The operating cash flow increase as a result of changes in operating assets and liabilities includes the following 2012 activity: increase of $5.1 million from cash distributions from equity method investments, increase of $5.0 million in net deferred financing costs relating to the senior convertible notes and the amended credit facility, and $5.0 million of non-recurring payments to customers.

Years ended December 31, 2011 and 2010

The increase in net cash provided by operating activities of $45.8 million was primarily attributable to an increase in net income of $93.0 million and an increase in depreciation and amortization expense of $13.9 million. There was also a one-time $15.0 million payment to Ally during 2010. This increase was offset by a $32.5 million change in deferred taxes, primarily valuation allowance activity, and the $47.3 million gain on the sale of ALG.

The acquisitions of Dealertrack Processing Solutions, Automotive Information Center and eCarList contributed approximately $19.2 million to the $13.9 million increase in depreciation and amortization. In addition, there was an increase of approximately $3.1 million due to asset purchases and capitalized software projects that began amortization in 2011. These increases were offset by a decrease of $7.8 million due to intangible assets becoming fully amortized during 2011.

Investing Activities

Years ended December 31, 2012 and 2011

The increase in net cash used in investing activities of $12.0 million is primarily due to a net increase of purchases in marketable securities of $42.3 million and an increase in capital expenditures, software and website development costs of $3.1 million, offset by a decrease of $22.1 million related to acquisitions. Increases in cash provided by investing activities during 2012 also include $5.5 million received from the sale of a Chrome-branded, while net cash used in investing activities in 2011 also includes a $7.5 million cash investment in TrueCar.

The decrease in cash used for acquisitions relates to the $152.0 million for the acquisitions of Dealertrack Processing Solutions, Automotive Information Center and eCarList, net of acquired cash, in 2011, as compared to $129.9 million during 2012 for the acquisitions of Dealertrack CentralDispatch, ClickMotive and the Ford iCONNECT DMS business, net of acquired cash.

The increase in capital expenditures reflects our continued investment in development of products, as well as our ERP system, while the increase in marketable securities reflects the investment of proceeds from our convertible debt offering.

Years ended December 31, 2011 and 2010

The increase in net cash used in investing activities of $158.0 million is primarily the result of payments of $152.0 million during 2011 for acquisitions, net of acquired cash, compared to payments for intangible assets of $3.0 million during 2010. In addition, $7.5 million of the increase was a result of the cash investment in TrueCar and an increase of $1.9 million in capital expenditures, software and website development costs compared to 2010.

Financing Activities

Years ended December 31, 2012 and 2011

The increase in net cash provided by financing activities of $184.2 million is primarily due to the issuance of senior convertible notes in the amount of $200.0 million and an increase of $6.7 million in windfall tax benefits, offset by the net payment for a call spread overlay of $14.2 million related to the senior convertible notes, $5.8 million of additional debt issuance costs resulting from the senior convertible notes and the amended credit facility, and a $2.3 million decrease in proceeds from the exercise of employee stock options.

Years ended December 31, 2011 and 2010

The increase in net cash provided by financing activities of $4.4 million was primarily due to the increase in proceeds received from stock option exercises of approximately $7.8 million, offset by a decrease in the stock-based compensation windfall tax benefit of $1.7 million and $1.9 million of debt issuance costs paid during 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Senior convertible notes (1)	$213,500	$3,000	$6,000	$204,500	$—
Operating lease obligations	38,997	7,716	11,604	9,374	10,303
Capital lease obligations	205	99	93	13	—
Note payable (2)	11,439	11,439	—	—	—
Continuing employment compensation (2)	2,874	2,594	280	—	—
Earn out contingent consideration (2)	1,000	—	1,000	—	—

Total contractual cash obligations	$268,015	$24,848	$18,977	$213,887	$10,303

(1) Consists of $200.0 million aggregate principal amount of 1.50% convertible senior notes that mature on March 15, 2017, unless repurchased or converted prior to maturity. The amounts in the table assume the payment of interest on our senior convertible notes through their maturity date and the payment of the principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually. The senior convertible notes will be convertible, subject to certain conditions, into cash, shares of our common stock, or a combination of cash and shares of common stock, at our option. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so.

(2) For further information please refer to Note 8, in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.2 million as of December 31, 2012, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.2 million as of December 31, 2012.

The total liability for the uncertain tax positions as of December 31, 2012 and 2011, were $0.9 million and $0.8 million, respectively, which may be reduced by a federal tax benefit, if paid. As of both December 31, 2012 and 2011, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million.

We have a $200.0 million credit facility which is available subject to certain conditions. The credit facility matures on March 1, 2017. As of December 31, 2012, we had no amounts outstanding under this credit facility. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Effects of Inflation

Our monetary assets, consisting primarily of cash and cash equivalents, marketable securities, receivables, long-term investments, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, which may not be readily recoverable in the prices of products and services we offer.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for reporting periods beginning after December 15, 2012. We do not expect the adoption to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued amended guidance that simplifies how entities may test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

Interest Rate Exposure

As of December 31, 2012, we had $143.8 million of cash and cash equivalents, $34.0 million of short-term marketable securities and $4.4 million of long-term marketable securities. As of December 31, 2011, we had $78.7 million of cash and cash equivalents and $46 thousand in short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $1.1 million on consolidated operating results.

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

See Note 19 to our consolidated financial statements for more information regarding the notes, the convertible note hedge and the warrants.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dealertrack Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dealertrack Technologies, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting appearing under Part II, Item 9A in this Annual Report on Form 10-K, management has excluded Dealertrack CentralDispatch and ClickMotive from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired in business combinations during the year ended December 31, 2012. We have also excluded Dealertrack CentralDispatch and ClickMotive from our audit of internal control over financial reporting. Dealertrack CentralDispatch is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. ClickMotive is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2013

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except
	share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$143,811	$78,709
Marketable securities	34,031	46
Customer funds	1,999	1,097
Customer funds receivable	14,077	18,695
Accounts receivable, net of allowances of $4,558 and $5,102 as of December 31, 2012 and 2011, respectively	43,679	37,588
Deferred tax assets, net	4,412	9,171
Prepaid expenses and other current assets	19,142	23,011

Total current assets	261,151	168,317

Marketable securities — long-term	4,428	—
Property and equipment, net	27,407	21,637
Software and website developments costs, net	46,182	37,341
Investments (Note 10)	122,808	89,000
Intangible assets, net	117,599	96,441
Goodwill	270,646	200,840
Deferred tax assets, net	43,611	34,421
Other assets — long-term	16,684	12,356

Total assets	$910,516	$660,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,834	$7,792
Accrued compensation and benefits	15,148	17,915
Accrued liabilities — other	16,770	15,487
Customer funds payable	16,076	19,792
Deferred revenue	7,959	9,115
Deferred tax liabilities	3,031	3,443
Due to acquirees (Note 8)	11,124	—
Capital leases payable	100	255

Total current liabilities	89,042	73,799

Long-term liabilities
Capital leases payable	105	107
Deferred tax liabilities	77,368	70,087
Deferred revenue	5,525	6,730
Due to acquirees (Note 8)	—	10,493
Senior convertible notes, net (Note 19)	162,279	—
Other liabilities	4,880	4,381

Total long-term liabilities	250,157	91,798

Total liabilities	339,199	165,597

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 45,998,679 shares issued and 42,870,061 shares outstanding as of December 31, 2012; and 44,957,890 shares issued and 41,858,697 shares outstanding as of December 31, 2011	460	450
Treasury stock, at cost; 3,128,618 and 3,099,193 shares as of December 31, 2012 and 2011, respectively	(52,398)	(51,567)
Additional paid-in capital	541,948	486,284
Accumulated other comprehensive income	7,627	6,363
Retained earnings	73,680	53,226

Total stockholders’ equity	571,317	494,756

Total liabilities and stockholders’ equity	$910,516	$660,353

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenue:
Net revenue	$388,872	$353,294	$243,826

Operating expenses:
Cost of revenue	220,695	197,152	129,014
Product development	11,732	13,012	12,537
Selling, general and administrative	142,518	128,892	101,620

Total operating expenses	374,945	339,056	243,171

Income from operations	13,927	14,238	655
Interest income	745	331	525
Interest expense	(10,801)	(927)	(175)
Other (expense) income, net	(5,532)	1,360	1,177
Gain on disposal of subsidiaries and sale of other assets (Note 9)	33,193	47,321	—
Earnings from equity method investment, net	1,167	—	—
Realized gain on securities	4	409	582

Income before (provision for) benefit from income taxes	32,703	62,732	2,764
(Provision for) benefit from income taxes, net	(12,249)	2,403	(30,597)

Net income (loss)	$20,454	$65,135	$(27,833)

Basic net income (loss) per share	$0.48	$1.58	$(0.69)
Diluted net income (loss) per share	$0.46	$1.53	$(0.69)
Weighted average common stock outstanding (basic)	42,508	41,270	40,323
Weighted average common stock outstanding (diluted)	43,999	42,527	40,323

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$20,454	$65,135	$(27,833)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,269	(1,324)	2,481
Net change in unrealized (losses) gains on securities	(5)	(171)	(774)
Other comprehensive income (loss), net of tax	1,264	(1,495)	1,707

Total comprehensive income (loss)	$21,718	$63,640	$(26,126)

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities:
Net income (loss)	$20,454	$65,135	$(27,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,678	50,688	36,753
Deferred tax provision (benefit)	751	(3,370)	29,174
Stock-based compensation expense	13,592	11,612	11,233
Provision for doubtful accounts and sales credits	7,306	7,008	5,488
Gain on sale of property and equipment	—	—	23
Earnings from equity method investment, net	(1,167)	—	—
Amortization of deferred interest	927	31	68
Deferred compensation	150	200	—
Stock-based compensation windfall tax benefit	(6,716)	—	(1,714)
Gain on disposal of subsidiaries and sale of other assets	(33,193)	(47,321)	—
Amortization of debt issuance costs and debt discount	7,566	333	—
Change in contingent consideration	(900)	(2,000)	—
Change in fair value of warrant	6,310	(1,000)	—
Realized gain on securities	(4)	(409)	(582)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,321)	(17,157)	(12,059)
Prepaid expenses and other current assets	10,985	(3,983)	(9,627)
Other assets — long-term	6,202	922	(10,574)
Accounts payable and accrued expenses	1,075	(609)	(1,403)
Deferred rent	397	30	195
Deferred revenue	(188)	2,850	7
Other liabilities — long-term	(1,181)	1,966	(1)

Net cash provided by operating activities	70,723	64,926	19,148

Investing activities:
Capital expenditures	(9,951)	(9,555)	(10,801)
Capitalized software and website development costs	(22,762)	(20,086)	(16,899)
Proceeds from sale of Chrome-branded asset	5,500	—	—
Purchases of marketable securities	(70,175)	—	—
Proceeds from sales and maturities of marketable securities	30,856	2,935	2,519
Proceeds from sale of property and equipment	—	—	1
Cash contributed for equity method investment	(1,750)	—	—
Payment for cost method investment	—	(7,500)	—
Payment for acquisition of business and intangible assets, net of acquired cash	(129,882)	(151,962)	(3,028)

Net cash used in investing activities	(198,164)	(186,168)	(28,208)

Financing activities:
Principal payments on capital lease obligations and financing arrangements	(538)	(472)	(513)
Proceeds from the exercise of employee stock options	7,829	10,101	2,270
Proceeds from employee stock purchase plan	821	669	697
Purchases of treasury stock	(831)	(484)	(643)
Proceeds from issuance of senior convertible notes	200,000	—	—
Payment for debt issuance costs	(7,723)	(1,908)	—
Payments for convertible note hedges	(43,940)	—	—
Proceeds from issuance of warrants	29,740	—	—
Stock-based compensation windfall tax benefit	6,716	—	1,714

Net cash provided by financing activities	192,074	7,906	3,525

Net increase (decrease) in cash and cash equivalents	64,633	(113,336)	(5,535)
Effect of exchange rate changes on cash and cash equivalents	469	(518)	589
Cash and cash equivalents, beginning of year	78,709	192,563	197,509

Cash and cash equivalents, end of year	$143,811	$78,709	$192,563

Supplemental disclosure:
Cash paid for:
Income taxes	$3,275	$6,100	$6,776
Interest	2,072	279	57
Non-cash investing and financing activities:
Non-cash consideration issued for investment in Chrome Data Solutions (Note 9)	42,301	—	—
Non-cash consideration issued for acquisition of ClickMotive (Note 8)	250	—	—
Non-cash consideration issued for acquisition of eCarList (Note 8)	—	12,956	—
Non-cash consideration issued for investment in TrueCar and license (Note 9)	—	86,100	—
Accrued capitalized hardware, software and fixed assets	7,316	2,456	2,872
Assets acquired under capital leases and financing arrangements	774	39	289

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Common Stock In Treasury		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Equity
Balance as of December 31, 2009	43,469,945	$435	3,039,615	$(50,440)	$448,816	$6,151	$15,924	$420,886
Exercise of stock options	372,269	3	—	—	2,267	—	—	2,270
Expired stock options	—	—	—	—	(841)	—	—	(841)
Issuances of common stock under employee stock purchase plan	42,098	—	—	—	697	—	—	697
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	1,364	—	—	1,364
Issuance of common stock	169,728	2	—	—	(2)	—	—	—
Restricted common stock cancellations	(305,803)	(3)	—	—	3	—	—	—
Stock-based compensation expense	—	—	—	—	11,310	—	—	11,310
Treasury stock	—	—	35,580	(643)	—	—	—	(643)
Foreign currency translation adjustment	—	—	—	—	—	2,481	—	2,481
Net change in unrealized losses on securities	—	—	—	—	—	(774)	—	(774)
Net loss	—	—	—	—	—	—	(27,833)	(27,833)

Balance as of December 31, 2010	43,748,237	$437	3,075,195	$(51,083)	$463,614	$7,858	$(11,909)	$408,917

Exercise of stock options	860,513	9	—	—	10,092	—	—	10,101
Directors’ deferred compensation stock units	9,384	0	—	—	200	—	—	200
Directors’ deferred restricted stock unit vest	34,440	0	—	—	—	—	—	0
Issuances of common stock under employee stock purchase plan	33,127	0	—	—	669	—	—	669
Issuance of common stock	272,189	3	—	—	(3)	—	—	—
Stock-based compensation expense	—	—	—	—	11,712	—	—	11,712
Treasury stock	—	—	23,998	(484)	—	—	—	(484)
Foreign currency translation adjustment	—	—	—	—	—	(1,324)	—	(1,324)
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(171)	—	(171)
Net income	—	—	—	—	—	—	65,135	65,135

Balance as of December 31, 2011	44,957,890	$450	3,099,193	$(51,567)	$486,284	$6,363	$53,226	$494,756

Exercise of stock options	655,223	7	—	—	7,822	—	—	7,829
Expired stock options	—	—	—	—	(43)	—	—	(43)
Directors’ deferred compensation stock units	5,138	0	—	—	150	—	—	150
Directors’ deferred restricted stock unit vest	24,556	0	—	—	—	—	—	0
Issuances of common stock under employee stock purchase plan	29,661	0	—	—	821	—	—	821
Tax benefit from the exercise of stock options and restricted common stock	—	—	—	—	5,116	—	—	5,116
Issuance of common stock	326,211	3	—	—	(3)	—	—	0
Stock-based compensation expense	—	—	—	—	13,592	—	—	13,592
Treasury stock	—	—	29,425	(831)	—	—	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	1,269	—	1,269
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(5)	—	(5)
Equity component of senior convertible notes, net of issuance costs	—	—	—	—	42,409	—	—	42,409
Convertible note hedges	—	—	—	—	(43,940)	—	—	(43,940)
Issuance of warrants	—	—	—	—	29,740	—	—	29,740
Net income	—	—	—	—	—	—	20,454	20,454

Balance as of December 31, 2012	45,998,679	$460	3,128,618	$(52,398)	$541,948	$7,627	$73,680	$571,317

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

 Business Description

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assisting with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services;

•	Digital Retailing solutions, which integrate advanced vehicle search, pricing and payment tools directly into a retailer’s website; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

References in this Annual Report on Form 10-K to “Dealertrack,” the “Company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries. Effective November 7, 2012, we amended our charter to change our name to Dealertrack Technologies, Inc. This change was approved by the stockholders at our Annual Meeting of Stockholders on June 20, 2012.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The accompanying consolidated financial statements include the accounts of Dealertrack Technologies, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Beginning in 2012, we are presenting our consolidated statements of operations and our consolidated statements of comprehensive income as two separate but consecutive statements.

Certain previously reported amounts have been reclassified on the consolidated statement of operations due to cost center changes. For the year ended December 31, 2011, we reclassified approximately $3.0 million of salary and benefit costs from cost of revenue and product development to selling, general and administrative. For the year ended December 31, 2010, we reclassified approximately $0.8 million of salary and benefit costs from product development to selling, general and administrative and cost of revenue.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, the fair value of financial assets, acquired intangible assets, goodwill, contingent consideration, and other assets and liabilities; the useful lives of intangible assets, property and equipment, capitalized software and website development costs; assumptions used to calculate stock-based compensation including volatility, expected life and forfeiture rate; and income taxes (including recoverability of deferred taxes), among others. We base our estimates on historical experience and on other various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Transaction Services Revenue

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

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and contract information electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contract from dealers, digitizes the contract and submits them in electronic format to the respective lenders. Electronic and digital contracting revenue is recognized on a per transaction basis after services have been rendered.

Collateral Management Services Transaction Revenue

Our collateral management solution provides vehicle title and administration services for our customers, which are comprised mainly of lenders. The solution facilitates communication between our customers and the state department of motor vehicles by providing a solution for our customers to monitor title perfection and expedite the processing of liens with the state department of motor vehicles. We offer both paper-based and electronic-based title services depending on state requirements. Customer contracts for title services are principally comprised of two elements: (1) title perfection confirmation and (2) title administration.

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

For customers in which we bill the entire transaction fee in advance, the title administration portion of the fee for both paper and electronic-based titles is deferred and recognized over the title administration period, which is estimated at approximately three years. This estimate is based upon a historical analysis of the average time period between the date of financing and the date of pay-off.

Collateral management services revenue also includes revenue earned from converting a new customer’s title portfolio to our collateral management solution, which may include other ancillary services. Amounts earned from converting a new customer’s portfolio are recognized over the customer’s estimated portfolio loan life which varies depending on the customer. Amounts earned from other ancillary services are recognized on a per transaction basis after services have been rendered.

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

Dealer and Other Service Provider Transaction Services Revenue

Registration Transaction Revenue

Our registration and titling services solution provides various web-based and service-bureau based automotive vehicle registration services to customers. Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

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

Subscription Services Revenue

Subscription services revenue consists of revenue earned from primarily our dealers and other customers (typically on a monthly basis) for use of our subscription or licensed-based products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, advertise, and their transport inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

Search Engine Optimization and Marketing

We record revenue for search engine optimization (SEO) and search engine marketing (SEM) based on the assessment of multiple factors, including whether we are the primary obligor to the arrangement and whether we maintain latitude in establishing price. In instances in which we are the primary obligor or establish price, we record the total amounts received from customers within subscription services revenue, and online search provider payments as cost of revenue. In instances in which we are paid by customers to recommend allocation of their budgeted spend, we record subscription services revenue for the net amounts paid to us by our customers. In this latter instance, our customers budgeted spend and amounts paid to the online search providers do not impact our consolidated results of operations.

Other Revenue

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solution, shipping commissions earned from our digital contract business, and consulting and analytical revenue earned from ALG in periods prior to its disposal in 2011. Training fees are also included in other revenue. Other revenue is recognized when the service is rendered.

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

Translation of Non-U.S. Currencies

We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were not material for the years ended December 31, 2012, 2011 and 2010.

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

Software and Website Development Costs and Amortization

We capitalize costs of materials, consultants, payroll and payroll-related costs incurred by employees involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives. Capitalized costs are generally amortized over two years while our platform updates are amortized over five years and costs related to our ERP implementation are amortized over seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $46.2 million and $37.3 million as of December 31, 2012 and 2011, respectively. Amortization expense totaled $13.9 million, $12.3 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for the year ended December 31, 2012 included $1.0 million of accelerated depreciation of certain technology assets due to the discontinuation of those projects.

Goodwill

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2012 and 2011 did not indicate any impairment of our goodwill. In each year, the fair value of our reporting unit was significantly in excess of the carrying value, which includes goodwill. As of October 1, 2012, our market capitalization was approximately $1.2 billion compared to our book value, including goodwill, of approximately $565 million.

Intangibles and Long-lived Assets

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

Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

•	any sustained decline in our stock price below book value;

•	results of our goodwill impairment test;

•	sales and operating trends affecting products and groupings;

•	the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, and the number of dealers within our network;

•	any losses of key acquired customer relationships; and

•	changes to or obsolescence of acquired technology, data, and trademarks.

We also evaluate the remaining useful life of our long-lived assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

Equity Method Accounting

We apply the equity method of accounting to investments in entities in which we own more than 20% of the equity of the entity and exercise significant influence.

Senior Convertible Notes

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 470-20, Debt with Conversion and Other Options, we separately account for the liability and equity components of our senior convertible notes. The estimated fair value of the liability component is computed based on an assessment of the fair value of a similar debt instrument that does not include a conversion feature. The equity component, which is recognized as a debt discount and recorded in additional paid-in capital, represents the difference between the gross proceeds from the issuance of the notes and the estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The effective interest rate used to amortize the debt discount was based on our estimated non-convertible borrowing rate of a similar liability without an equity component as of the date the notes were issued.

Income Taxes

We account for income taxes in accordance with the provisions of FASB ASC Topic 740, Accounting for Income Taxes (ASC Topic 740), which requires deferred tax assets and liabilities to be recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2010, we recorded valuation allowances relating to cumulative U.S. book losses, some of which were subsequently reversed as a result of acquisition and disposal activity.

Uncertain tax positions are recorded in our consolidated balance sheet in accrued liabilities – other. Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations.

Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $0.5 million, $0.8 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term marketable securities and receivables from clients. We place our cash, cash equivalents, short-term and long-term marketable securities with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition.

Our revenue is generated from customers in the automotive retail industry. As of December 31, 2012 and 2011, no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2012, no customer accounted for more than 10% of our revenue.

Net Income (Loss) per Share

We compute net income (loss) per share in accordance with FASB ASC Topic 260, Earnings Per Share (ASC Topic 260). Under ASC Topic 260, basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2012, 2011 and 2010, (in thousands, except per share amounts):

	December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$20,454	$65,135	$(27,833)

Denominator:
Weighted average common stock outstanding (basic)	42,508	41,270	40,323
Common equivalent shares from options to purchase common stock, restricted common stock units and performance stock units	1,491	1,257	—

Weighted average common stock outstanding (diluted)	43,999	42,527	40,323

Basic net income (loss) per share	$0.48	$1.58	$(0.69)

Diluted net income (loss) per share	$0.46	$1.53	$(0.69)

The following is a summary of the weighted average securities outstanding during the respective periods that have been excluded from the diluted net income (loss) per share calculation because the effect would have been antidilutive (in thousands):

	December 31,
	2012	2011	2010
Stock options	653	1,303	4,816
Restricted stock units	262	73	805
Performance stock units	—	79	48

Total antidilutive awards	915	1,455	5,669

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37, with additional dilution if our stock price exceeds the warrant strike price of $46.18. Our share price during the year did not exceed the conversion price or warrant strike price and therefore there was no impact to diluted net income (loss) per share.

Stock-Based Compensation Expense and Assumptions

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We currently have three types of stock-based compensation awards: stock options, restricted stock units and performance stock units. There are no longer any restricted common stock awards outstanding.

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Stock options	$4,608	$4,941	$5,732
Restricted stock units	7,101	5,293	3,354
Performance stock units (1)	1,883	1,057	477
Restricted common stock	—	321	1,670

Total stock-based compensation expense	$13,592	$11,612	$11,233

(1)	The expense recorded to performance stock units includes expense related to the Adjusted Net Income (ANI) Performance Awards and the Total Shareholder Return (TSR) Performance Awards for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	December 31,
	2012	2011	2010
ANI Performance Awards	$832	$452	$157
TSR Performance Awards	1,051	605	320

Total	$1,883	$1,057	$477

The income tax benefit related to stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, was $5.0 million, $4.2 million, and $4.0 million (offset by a full valuation allowance), respectively.

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is presented below:

		Weighted
	Unamortized	Average
	Stock-Based	Remaining
	Compensation Expense (in thousands)	Amortization Period (in years)
Stock options	$9,096	2.82
Restricted stock units	$13,785	2.63
Performance stock units	$2,237	1.08

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of awards that will be forfeited prior to the completion of the vesting requirements. We use Black-Scholes-Merton and binomial lattice-based valuation pricing models to value our stock-based awards.

Expected Life

The expected life is determined based upon the experience of similar entities whose shares are publicly-traded. The expected life for stock-based awards granted prior to December 31, 2007 were determined based on the “simplified” method, due to our limited public company history, except for options granted under the Stock Option Exchange Program (SOEP) which were determined by means of Monte-Carlo simulations.

Expected Stock Price Volatility

Beginning in 2012, we determine the expected volatility of any stock-based awards we issue based on our historical volatility. Previously, due to our limited public company history, the expected volatility for stock-based awards was determined using a time-weighted average of our historical volatility and the expected volatility of similar entities whose common shares are publicly-traded.

Risk-Free Interest Rate and Dividend Yield

The risk-free interest rates used for all stock-based awards granted were the actual U.S. Treasury zero-coupon rates for bonds matching our expected life of an option on the date of grant.

The expected dividend yield is not applicable to our stock-based award grants as we have not paid any dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date, with the exception of options granted under the SOEP. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise. Exchanged options granted under the SOEP vested 25% after six months from the new grant date, 25% after twelve months from the new grant date, and 1/48 each month thereafter.

Restricted Stock Unit Vesting Requirements

Restricted stock units granted are generally subject to an annual cliff vest over four years (one year for directors) from the vesting commencement date, with the exception of performance stock unit awards.

Long Term Incentive Plan (LTIP)

The LTIP awards were earned upon the achievement of earnings before interest, taxes, depreciation and amortization (EBITDA) and market-based targets for fiscal years 2007, 2008 and 2009 and the grantee’s continuous employment in active service until the final vest date, which was approximately three years from the grant date.

Performance Stock Unit Vesting Requirements

The performance stock unit awards are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date.

Fair Value Inputs

The fair value of each share-based award grant has been estimated on the date of grant using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

	December 31,
	2012	2011	2010
Expected volatility	47.3 – 49.9%	49.5%	50.3%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.18	4.10	4.18
Risk-free interest rate	0.50 – 0.62%	0.67 – 1.63%	0.94 – 1.91%
Weighted-average fair value of stock options granted	$10.79	$8.36	$6.32
Weighted-average fair value of restricted stock units granted	$28.03	$20.30	$15.30

The fair value of ANI Performance Awards is estimated on the date of grant using a Black-Scholes-Merton valuation pricing model. The fair value of TSR Performance Awards is estimated on the date of grant using a binomial lattice-based valuation pricing model. The weighted-average assumptions were as follows:

	December 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.39%	1.16%	1.33%
Weighted-average fair value of ANI Performance Awards granted	$27.99	$19.48	$16.91
Weighted-average fair value of TSR Performance Awards granted	$28.98	$21.27	$17.62

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

For further information on our stock-based compensation programs, please refer to Note 14.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for reporting periods beginning after December 15, 2012. We do not expect the adoption to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued amended guidance that simplifies how entities may test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

The fair value of our investments in debt securities, reported by the fund managers, are verified by management through the utilization of third party pricing services and review of trades completed around the period end date. We consider market liquidity in determining the fair value for these securities. After completing our validation procedures, we did not adjust any fair value measurements provided by the fund managers. These investments in debt securities are included in Level 2 of the fair value hierarchy below.

Financial assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Cash equivalents (1)	$63,774	$—	$—	$63,774
Marketable securities (2)	—	38,459	—	38,459

Total	$63,774	$38,459	$—	$102,233

Contingent consideration (4) (7)	—	—	(1,000)	(1,000)

Total	$—	$—	$(1,000)	$(1,000)

As of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Cash equivalents (1)	$6,594	$—	$—	$6,594
Marketable securities (2)	—	46	—	46
Investments – long-term (3)	—	—	6,500	6,500

Total	$6,594	$46	$6,500	$13,140

Contingent consideration (4)	—	—	(900)	(900)

Total	$—	$—	$(900)	$(900)

A reconciliation of the beginning and ending balances of Level 3 investments as of December 31, 2011 and 2012 is as follows (in thousands):

Balance as of December 31, 2010	$2,704

Sale of tax-advantaged preferred stock (5)	(2,485)
Realized gain on securities included in the consolidated statement of operations (5)	409
Reversal of unrealized gain on securities sold recorded in other comprehensive income	(178)
Redemption of auction rate security (6)	(450)
Acquisition of warrant (3)	5,500
Change in fair value of warrant (3)	1,000

Balance as of December 31, 2011	$6,500

Change in fair value of warrant (3)	(6,310)
Exercise of warrant (3)	(190)

Balance as of December 31, 2012	$—

A reconciliation of the beginning and ending balances of contingent consideration, a Level 3 liability, as of December 31, 2011 and 2012 is as follows (in thousands):

Balance as of December 31, 2010	$—

Record contingent consideration at fair value – eCarList (4)	(2,900)
Change in fair value of contingent consideration – eCarList (4)	2,000

Balance as of December 31, 2011	$(900)

Change in fair value of contingent consideration – eCarList (4)	900
Record fair value of contingent consideration – ClickMotive (7)	(250)
Change in fair value of contingent consideration – ClickMotive (7)	(750)

Balance as of December 31, 2012	$(1,000)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of December 31, 2012 and 2011, these investments were at least AA rated.

(2)	As of December 31, 2012, Level 2 marketable securities include U.S. treasury and agency securities, corporate bonds, municipal bonds and an investment in a tax-advantaged preferred security. As of December 31, 2011, Level 2 marketable securities include an investment in a tax-advantaged preferred security. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2011 disposal of ALG, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock and recorded the warrant as a long-term investment. As a result of a net settlement feature, the warrant was revalued each reporting period through its expiration date of October 1, 2012, with the change in fair value recorded in the consolidated statements of operations. Prior to its exercise, the fair value of the warrant was estimated using a Black-Scholes-Merton option pricing model. In September 2012, we exercised the warrant at a value of $0.2 million based on an independent valuation approved by the board of directors of TrueCar. For 2012, the value of the warrant decreased by $6.3 million as a result of a decrease in the remaining expected term and estimated share price. The value of the shares received upon net exercise is now part of our existing cost method investment in TrueCar.

(4)	A portion of the purchase price of eCarList included contingent consideration that was payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The revenue targets for 2012 were not met, and therefore no contingent consideration payments will be made. We recorded a fair value adjustment in the amount of $0.9 million of income for the year ended December 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

(5)	Level 3 long-term marketable securities as of December 31, 2010 included a tax-advantaged preferred stock of a financial institution with a fair value of $2.3 million. As of December 31, 2010, it was uncertain whether we would be able to liquidate these securities within the next twelve months; as such we classified them as long-term on our consolidated balance sheets. Due to the lack of observable market quotes, we utilized valuation models that relied exclusively on Level 3 inputs including those that are based on expected cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. In June 2011, we sold this security for approximately $2.5 million and recorded a gain of approximately $0.4 million in our consolidated statement of operations.

(6)	Level 3 short-term marketable securities as of December 31, 2010 included an auction rate security invested in a tax-exempt state government obligation that was valued at par of $0.4 million. Our intent was not to hold the auction rate security invested in a tax-exempt state government obligation to maturity, but rather to use the interest reset feature to provide liquidity. In October 2010, $1.1 million of this security was redeemed by the issuer at par. Due to continued failures in the marketplace auctions, we held the remaining $0.4 million auction rate security until the maturity date in September 2011, when it was redeemed by the issuer at par.

(7)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The fair value of the contingent consideration as of the acquisition date was estimated at approximately $0.3 million. We estimated the fair value of the contingent consideration as of December 31, 2012 to be $1.0 million and recorded expense of approximately $0.8 million for the three months ended December 31, 2012 as a result of the increase in the contingent consideration liability. The increase in contingent consideration includes the impact of an adjustment to the performance targets made subsequent to the close of the acquisition.

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of December 31, 2012 was $211.5 million. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful
	Life	December 31,
	(in years)	2012	2011
Computer equipment	3 - 5	$47,052	$40,456
Office equipment	5	5,245	4,789
Furniture and fixtures	5	5,171	3,693
Leasehold improvements	3 -13	4,575	3,545

Total property and equipment, gross		62,043	52,483
Less: Accumulated depreciation and amortization		(34,636)	(30,846)

Total property and equipment, net		$27,407	$21,637

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $9.4 million, $8.7 million and $7.6 million, respectively.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objective of capital preservation, maintaining liquidity, and avoiding concentrations. The following is a summary of available-for-sale securities as of December 31, 2012 (in thousands):

As of December 31, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$17,706	$20	$(0)	$17,726
Corporate debt securities	20,545	20	(2)	20,563
Municipal securities	170	—	0	170

Total	$38,421	$40	$(2)	$38,459

Available-for-sale securities as of December 31, 2011 consisted of a tax-advantaged preferred security with a fair value of $46 thousand.

As of December 31, 2012, $34.0 million of marketable securities had scheduled maturities of less than one year, and approximately $4.4 million had scheduled maturities of greater than one year but less than two years. In addition, more than half of our marketable securities were AA rated, and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

As of December 31 2012 and 2011, we did not have any marketable securities that were in an unrealized loss position for greater than 12 months.

6. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized ratably over their estimated useful lives. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
	Gross		Gross		Amortization
	Book	Accumulated	Book	Accumulated	Period
	Value	Amortization	Value	Amortization	(in years)
Customer contracts	$99,673	$(43,229)	$76,191	$(31,745)	4-10
Technology	69,620	(22,369)	63,900	(25,057)	2-8
Trade names	9,100	(2,480)	4,889	(1,484)	2-8
Non-compete agreements	7,540	(4,469)	7,299	(2,796)	4-5
State DMV relationships	6,190	(1,977)	6,190	(946)	6
Database	—	—	492	(492)	3-6

Total	$192,123	$(74,524)	$158,961	$(62,520)

Amortization expense related to intangibles for the years ended December 31, 2012, 2011 and 2010 were $28.3 million, $29.7 million and $19.4 million.

Amortization expense that will be charged to income for the subsequent five years and thereafter is as follows (in thousands):

2013	$29,565
2014	26,644
2015	23,872
2016	14,902
2017	8,904
Thereafter	13,712

Total	$117,599

7. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 is as follows (in thousands):

Goodwill, gross, as of December 31, 2010	$136,408
Accumulated impairment losses as of December 31, 2010	—
Goodwill, net, as of December 31, 2010	$136,408

Acquisition of Dealertrack Processing Solutions	74,217
Acquisition of Automotive Information Center	490
Acquisition of eCarList	23,427
Disposal of ALG	(33,127)
Impact of change in Canadian dollar exchange rate	(575)
Goodwill, gross, as of December 31, 2011	$200,840

Accumulated impairment losses as of December 31, 2011	—
Goodwill, net, as of December 31, 2011	$200,840

Impact of change in Canadian dollar exchange rate	561
Contribution of Chrome to joint venture	(7,874)
Acquisition of Dealertrack CentralDispatch	48,350
Acquisition of ClickMotive	26,241
Acquisition of Ford’s iCONNECT DMS	2,528
Goodwill, gross, as of December 31, 2012	$270,646

Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$270,646

The result of our most recent annual assessment performed on October 1, 2012 did not indicate any impairment of goodwill.

8. Business Combinations

iCONNECT DMS Business Acquisition

On November 1, 2012, Dealertrack Canada, Inc. acquired the assets of Ford Motor Company of Canada, Limited's (Ford) iCONNECT Direct DMS business for CAD $6.9 million (USD $6.9 million) in cash. As part of the agreement, we will assume control and own the administrative, sales, and support operations of Ford's iCONNECT Direct DMS in the Canadian provinces. In conjunction with the acquisition, we recorded a gain of $0.6 million in other income relating to previously deferred revenue and costs.

We expensed approximately $0.1 million of professional fees associated with the acquisition in the year ended December 31, 2012.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$91
Customer relationships (10 year economic life)	4,328
Goodwill	2,528

Total assets acquired	6,947
Total liabilities assumed	—

Net assets acquired	$6,947

The allocated value of goodwill primarily relates to the anticipated synergies resulting from combining iCONNECT with our current processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The results of iCONNECT DMS were included in our consolidated statement of operations from the date of acquisition. The incremental subscription services revenue from iCONNECT DMS was $0.1 million from the date of acquisition through December 31, 2012. We are unable to provide iCONNECT DMS earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

ClickMotive Acquisition

On October 1, 2012, Dealertrack, Inc. purchased all of the equity interests of ClickMotive LLC, a leading provider of interactive marketing solutions for the automotive retailing industry. The total consideration, which consisted of $48.7 million, net of cash acquired, and $0.3 million in contingent consideration, is reflective of final working capital adjustments.

The sellers will be eligible to receive additional consideration of up to $4.5 million upon achievement of certain performance targets in 2013, which are primarily related to total Interactive solution revenue. The fair value of the contingent consideration will be measured on a quarterly basis until the contingency is resolved. Any subsequent changes to the fair value of the contingent consideration will be recorded in our consolidated statement of operations. The fair value of the contingent consideration as of October 1, 2012 was estimated at $0.3 million. We estimated the fair value of the contingent consideration as of December 31, 2012 to be $1.0 million. We recorded expense of $0.8 million for the three months ended December 31, 2012 as a result of the increase in the contingent consideration liability. The increase in contingent consideration includes the impact of an adjustment to the performance targets made subsequent to the close of the acquisition. Any consideration based upon 2013 revenue would be paid in the first quarter of 2014.

ClickMotive provides SaaS solutions to the automotive industry by offering a leading comprehensive digital marketing platform that combines the power of the web, mobile, social, search and video into one online marketing platform. Currently, more than 3,000 U.S. automotive dealerships leverage ClickMotive’s platform.

We expensed approximately $1.0 million of professional fees associated with the acquisition in the year ended December 31, 2012. Additionally, we expect to make payments to certain former employees of ClickMotive related to continued employment and certain performance targets that will result in acquisition-related compensation expense of between $0.4 million and $1.7 million to be recorded in our consolidated statement of operations through the end of 2013.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$3,862
Property and equipment	810
Intangible assets	21,840
Goodwill	26,241

Total assets acquired	52,753
Total liabilities assumed	(2,897)

Net assets acquired	$49,856

The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining ClickMotive with our current products and processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$12,500	10.0
Technology	7,600	8.0
Trade names	1,500	8.0
Non-compete agreement	240	5.0

Total acquired identifiable intangible assets	$21,840

The results of ClickMotive were included in our consolidated statement of operations from the date of acquisition. ClickMotive revenue, which is subscription-based, was $4.4 million from the date of acquisition through December 31, 2012. We are unable to provide ClickMotive earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

1st Auto Transport Directory Acquisition

On August 1, 2012, Dealertrack, Inc. purchased all of the issued and outstanding shares of capital stock of 1st Auto Transport Directory, Inc., now known as Dealertrack CentralDispatch, Inc. for a cash purchase price of $73.8 million, reflective of final working capital adjustments.

Dealertrack CentralDispatch delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. Dealertrack CentralDispatch’s offerings include CentralDispatch.com, a leading business-to-business, subscription-based network for facilitating vehicle transportation, with more than 13,000 network subscribers; jTracker.com, a CRM and lead management tool for automotive transportation brokers; and MoveCars.com, one of the premier online advertising directories for the vehicle transportation industry. Dealertrack CentralDispatch is now part of our Inventory solution. We expect this acquisition to increase subscription services revenue from dealerships while helping dealers improve their overall efficiency and profitability.

We expect to make payments to certain former employees of Dealertrack CentralDispatch related to continued employment that will result in compensation expense of approximately $0.1 million to be recorded in our consolidated statement of operations through May 2013.

We expensed approximately $0.9 million of professional fees associated with the acquisition for the year ended December 31, 2012, respectively.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$224
Property and equipment	101
Intangible assets	25,340
Goodwill	48,350

Total assets acquired	74,015
Total liabilities assumed	(215)

Net assets acquired	$73,800

The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining Dealertrack CentralDispatch with our current products and processes. We plan to make a 338(h)(10) election for tax purposes in connection with the transaction. As a result, both the acquired goodwill and intangible assets are expected to be deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Technology	$14,200	7.0
Customer relationships	7,930	4.0
Trade names	2,800	7.0
Non-compete agreement	410	4.0

Total acquired identifiable intangible assets	$25,340

The results of Dealertrack CentralDispatch were included in our consolidated statement of operations from the date of acquisition. Dealertrack CentralDispatch revenue, which is subscription-based, was $4.5 million from the date of acquisition through December 31, 2012. We are unable to provide Dealertrack CentralDispatch earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

eCarList Acquisition

On July 1, 2011, we acquired substantially all of the assets of eCarList, LLC. eCarList provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarList’s solutions and services are now a part of Dealertrack Inventory solutions, which now includes inventory management, inventory distribution, vehicle appraisal and pricing tools, mobile software, dealership health reporting, CRM, custom web design, and digital marketing solutions via an integrated Software as a Service (SaaS) platform. We expect this acquisition will expand our subscription services revenue and further strengthen our relationships with automobile dealers.

The initial purchase price of eCarList was $36.4 million, consisting of the following components (in thousands):

Cash consideration	$23,451
Fair value of note payable	10,179
Discount on note payable	(123)
Fair value of contingent consideration	2,900

Total purchase price	$36,407

The note payable has a face value of approximately $11.4 million and has a term of either two years or six years, based on certain factors related to the retention of key individuals. As a result, the note has a compensatory element that will result in compensation expense of approximately $1.3 million to be recorded in our consolidated statement of operations over two years from the date of acquisition. The factors impacting the term are now known and the note is due July 1, 2013 (2 year term). Additionally, we expect to make payments to certain former employees of eCarList related to continued employment that will result in compensation expense of approximately $2.2 million to be recorded in our consolidated statement of operations over two years from the date of acquisition.

The sellers may earn contingent consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain performance targets in 2011 and 2012, respectively. The fair value of the contingent consideration will be measured on a quarterly basis until the contingency is resolved. Any subsequent changes to the fair value of the contingent consideration will be recorded in our consolidated statement of operations. The fair value of the contingent consideration as of the July 1, 2011 was estimated at $2.9 million. We estimated the fair value of the contingent consideration as of December 31, 2011 to be $0.9 million using similar methodology. We recorded income of $2.0 million for the three months ended December 31, 2011 as a result of the decrease in the contingent consideration liability. We recorded a fair value adjustment in the amount of $0.9 million of income for the year ended December 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011. No amounts were earned, and no amounts will be paid, based upon 2011 or 2012 revenue.

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

The allocated value of goodwill of $23.4 million primarily relates to the anticipated synergies resulting from combining eCarList with our current products and processes and the acquired workforce. Both the acquired goodwill and intangible assets are deductible for tax purposes.

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

triVIN Holdings, Inc. Acquisition

On January 31, 2011, we acquired all of the outstanding shares of triVIN Holdings, Inc., now known as Dealertrack Processing Solutions, Inc., for a purchase price of $125.5 million, net of acquired cash, reflective of final working capital adjustments. Dealertrack Processing Solutions is a leading provider of automobile title management services to lenders and vehicle registration services to automobile dealers. We expect this acquisition will significantly expand our transaction business and further strengthen our relationship with lenders and automobile dealers. We expensed approximately $0.5 million of professional fees associated with the acquisition in the fourth quarter of 2010 and $0.3 million for the year ended December 31, 2011. These fees were recorded in selling, general and administrative expenses.

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

Included in current assets was approximately $14.9 million of cash acquired. The liabilities assumed includes a $33.5 million deferred tax liability that relates to the future amortization of certain acquired intangibles.

The allocated value of goodwill of $74.2 million primarily relates to the anticipated synergies resulting from combining Dealertrack Processing Solutions with our current products and processes and the acquired workforce. Neither the acquired goodwill nor intangible assets are deductible for tax purposes.

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

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the acquisitions of Dealertrack Processing Solutions and eCarList, as well as the divestiture of ALG had been completed as of January 1, 2010 and the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the acquisitions of Dealertrack CentralDispatch and ClickMotive, had been completed as of January 1, 2011. The unaudited pro forma financial results for 2012 reflect the results for the year ended December 31, 2012, as well as the effects of the pro forma adjustments for the stated transactions in 2012. The unaudited pro forma financial results for 2011 reflect the results for the year ended December 31, 2011, as well as the effects of the pro forma adjustments for the stated transactions in both 2012 and 2011. Pro forma results of operations for the acquisition of Ford’s iCONNECT DMS has not been presented because it is not material to the consolidated statement of operations. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the transactions, interest expense on short-term and long-term debt which was not acquired, compensation expense related to amounts to be paid for continued employment, compensation expense and interest expense related to the eCarList note payable, revenue and costs from commercial arrangements, and data license costs and related amortization. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

	Year Ended December 31,
	2012	2011
	(In thousands, except per share data)

Net revenue	$406,365	$353,905
Net income	23,124	39,231
Basic net income per share	0.54	0.95
Diluted net income per share	0.53	0.92

9. Contribution to Chrome Data Solutions and Disposal of ALG

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

As a result of the contribution, we recognized a pre-tax gain of approximately $27.7 million, calculated as follows (in thousands):

Cash	$1,750
Property and equipment	3,947
Goodwill	7,874
Intangible assets	2,017
Other assets and liabilities, net	769
Carrying value of contributed net assets of Chrome	16,357

Total consideration received (50% of the fair value of shares received)	44,050

Pre-tax gain	$27,693

For further information on the investment in Chrome Data Solutions, see Note 10.

Disposal of ALG

On October 1, 2011, we sold our wholly-owned subsidiary, ALG, to TrueCar in a transaction structured as a tax-free reorganization. In consideration for the sale of ALG, we were to receive a 15.0% equity interest in TrueCar and a warrant to increase our ownership interest to up to 19.9%. The warrant was subsequently exercised during 2012. In a separate series of transactions, TrueCar completed a new equity financing raise with other investors. To maintain our 15.0% ownership upon the closing of the transaction on October 1, 2011, we made an additional investment in TrueCar in the amount of $7.5 million through cash remaining on the balance sheet of ALG on the date of sale.

The investment in TrueCar was recorded in the amount of $88.0 million, consisting of $82.5 million representing the fair value of the shares received for ALG (including the additional $7.5 million cash investment) and $5.5 million representing the fair value of the warrant received. The investment is accounted for as a cost method investment and the warrant was marked to market through its exercise date. For further information on this investment, see Note 10.

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

As a result of the sale, we recognized a pre-tax gain of approximately $47.3 million, calculated as follows (in thousands):

Fair value of the shares received	$75,000
Additional cash investment	7,500
Fair value of the warrant received	5,500
Fair value of the data license	5,600
Consideration received	93,600

Cash	7,500
Property and equipment	1,753
Goodwill	33,127
Intangible assets	2,531
Other assets and liabilities, net	1,368
Less: Carrying value of net assets	46,279

Pre-tax gain	$47,321

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

We expensed approximately $2.4 million of professional fees associated with the transaction in the year ended December 31, 2011.

10. Investments

Investments as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Cost method investment - TrueCar	$82,690	$82,500

Warrant - TrueCar	—	6,500

Equity method investment	40,118	—

Total investments	$122,808	$89,000

Cost method investment – TrueCar

In consideration for the sale of ALG in 2011, we received an equity interest in TrueCar with a value of $82.5 million. In September 2012, upon the net exercise of our warrant in TrueCar, additional shares with a value of $0.2 million were included within our cost method investment. For further information, see Note 9.

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

We are not aware of factors requiring further assessment of the recoverability of the investment and we do not believe this investment was impaired as of December 31, 2012.

Warrant – TrueCar

In connection with the sale of ALG to TrueCar in 2011, we acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock. In September 2012, we exercised our warrant in TrueCar at a value of $0.2 million based on an independent valuation approved by the board of directors of TrueCar. During the year ended December 31, 2012, the value decreased by $6.3 million, due to a decrease in the remaining expected term and estimated share price. The value of the shares received upon net exercise is now included within our cost method investment in TrueCar as of December 31, 2012.

Equity method investment

Commencing on January 1, 2012, we began recording in our consolidated statement of operations fifty percent (50%) of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand. Distributions are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, was $15.5 million and is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of December 31, 2012 is $11.5 million, of which $2.8 million will be recorded in fiscal year 2013.

The change in our equity method investment for the year ended December 31, 2012 was as follows (in thousands):

December 31, 2012
Beginning balance	$—
Investment, January 1, 2012	44,050
Share of net income	5,152
Amortization of basis difference	(3,985)
Cash distributions received	(5,099)

Ending balance	$40,118

In connection with the contribution of the net assets of Chrome to Chrome Data Solutions on January 1, 2012, certain Chrome employees remained employed by Dealertrack through January 31, 2012. Their salary and related benefits were recorded in cost of revenue, product development and selling, general and administrative expenses. The reimbursement for these costs, in the amount of $0.8 million, was recorded as a reduction of selling, general and administrative expenses for the year ended December 31, 2012.

In connection with a transitional services agreement with Chrome Data Solutions, we incurred expenses of approximately $0.3 million for services received during the year ended December 31, 2012, and earned income of approximately $0.1 million for services performed. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue.

The summarized audited financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet

December 31,
2012
Current assets	$10,577
Non-current assets	34,053
Total assets	$44,630

Current liabilities	$5,525
Non-current liabilities	226
Total liabilities	$5,751

Condensed Results of Operations

Year ended
December 31, 2012
Revenue	$44,846
Gross profit	30,809
Net income	10,303

11. Accrued Liabilities - Other

A summary of the components of accrued liabilities – other as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Professional fees	$2,564	$2,634
Customer deposits	2,360	2,390
Acquisition-related compensation	1,667	—
Interest payable	1,439	275
Revenue share	1,096	1,651
Software licenses and maintenance contracts	1,071	976
Computer and office equipment, furniture and fixtures	968	373
Sales taxes	779	1,093
State DMV transaction fees	620	480
Service credits and customer rebates	140	747
Other	4,066	4,868

Total accrued liabilities - other	$16,770	$15,487

12. Retirement Plans

As of December 31, 2012, we maintained two retirement plans in which employees are eligible to participate.

U.S. employees are eligible to participate in a 401(k) plan which covers substantially all employees meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a non-elective contribution.

As of December 31, 2012, 2011 and 2010, we elected to make additional matching contributions covering all employees who were active participants on the last day of the plan year in the amount of $0.8 million, $1.2 million and $0.5 million, respectively, or approximately 52%, 127% and 70% of matching contributions made during the year, respectively.

Total contributions under the plan for the years ended December 31, 2012, 2011 and 2010 were $2.3 million, $2.1 million and $1.3 million, respectively.

Canadian employees are eligible to participate in a registered retirement savings plan (RRSP) which covers all full time employees. Under the provisions of the RRSP, we are required to match 100% of employee contributions to the plan up to 6% of eligible earnings. Our contributions under the RRSP for each of the years ended December 31, 2012, 2011 and 2010 was $0.5 million.

13. Income Taxes

The components of our income before income taxes for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	December 31,
	2012	2011	2010
United States	$21,091	$55,376	$(2,375)
Canada	11,612	7,356	5,139

Total income before income taxes	$32,703	$62,732	$2,764

The components of our (provision for) benefit from income taxes for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	December 31,
	2012	2011	2010
Current tax:
Federal	$(6,859)	$1,108	$1,476
State and local	(1,767)	(454)	(810)
Canada	(2,872)	(1,621)	(2,089)

Total current tax	(11,498)	(967)	(1,423)

Deferred tax:
Federal	(1,131)	1,412	(27,759)
State and local	729	2,232	(1,306)
Canada	(349)	(274)	(109)

Total deferred tax	(751)	3,370	(29,174)

(Provision for) benefit from income taxes, net	$(12,249)	$2,403	$(30,597)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse.

Deferred tax assets and liabilities as of December 31, 2012 and 2011 consisted of the amounts shown below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$10,266	$12,126
Stock-based compensation	17,416	10,860
Acquired intangibles	13,809	14,092
Tax credits	3,516	2,894
Capital loss	887	1,105
Other	6,223	6,713

Total deferred tax assets	52,117	47,790

Deferred tax liabilities:
Acquired Intangibles	(28,194)	(33,702)
Capitalized software and website development	(7,600)	(6,256)
Depreciation and amortization	(9,993)	(9,632)
Investments in disposed subsidiaries	(31,565)	(20,456)
Other	(3,047)	(3,484)

Total deferred tax (liabilities)	(80,399)	(73,530)

Deferred tax (liabilities), net	(28,282)	(25,740)

Deferred tax asset valuation allowance	(4,094)	(4,198)

Total deferred tax (liabilities), net	$(32,376)	$(29,938)

Our net deferred tax liability was the result of temporary differences between book and tax accounting. Deferred tax assets are recognized subject to managements judgment that realization is more likely than not. Our ability to realize a deferred tax asset is based on our ability to generate sufficient future taxable income. The establishment of a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis and reflects that likelihood of realization of the deferred tax assets.

Valuation Allowance

While we had been forecasting sufficient U.S. book taxable income in future periods, at December 31, 2010 we were in a three-year cumulative pretax book loss position in the United States. In connection with the acquisition of Dealertrack Processing Solutions, Inc. we expected that amortization expense associated with the acquired intangibles would also negatively impact our future U.S. income streams. Due to the negative impact from the amortization expense associated with the acquired Dealertrack Processing Solutions, Inc. intangibles we determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes was not considered more likely than not, primarily due to limited taxable income in the federal carry back period, anticipated insufficient future taxable income and cumulative U.S. book losses incurred in recent years. As a result of cumulative U.S. book losses incurred in recent years and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance of $28.4 million against our net U.S. deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets, during the three months ended December 31, 2010.

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

As a result of the sale of ALG on October 1, 2011, and the establishment of deferred tax liabilities on the transaction along with the expected future reversal of deferred tax liabilities, we reevaluated the need for a full valuation allowance on our net deferred tax assets for the three months ended December 31, 2011. We determined that the ultimate realization of deferred tax assets for U.S. federal and state income tax purposes is considered more likely than not, primarily due to taxable income in the federal carry back period, anticipated sufficient taxable income and cumulative U.S. book income earned in recent years. During the three months ended December 31, 2011, we reversed a portion of the remaining valuation allowance on our net U.S. deferred tax assets that had been established during the three months ended December 31, 2010.

Our deferred tax assets have been reduced in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As such, foreign tax credit carryforwards of $1.3 million as of December 31, 2012 and 2011 and net operating losses of $4.7 million as of December 31, 2012 and $4.2 million as December 31, 2011, which were increased due to excess tax benefits from the exercise of stock options and restricted stocks for 2012 and 2011, were not recorded as deferred tax assets. Instead, such amounts will be recorded as an addition to stockholders’ equity and will reduce current taxes payable, in the amounts of approximately $3.1 million as of December 31, 2012 and approximately $2.9 million as of December 31, 2011, if and when the carryovers and net operating losses are utilized.

As of December 31, 2012, our remaining deferred tax valuation allowance of $4.1 million consisted of $2.0 million for foreign tax credits, $1.3 million for separate state net operating losses and $0.8 million for capital loss carry forward and other adjustments. As of December 31, 2011, our remaining deferred tax valuation allowance of $4.2 million consisted of $1.9 million for foreign tax credits, $1.2 million for separate state net operating losses and $1.1 million for capital loss carry forward and other adjustments.

As of December 31, 2012 and 2011, we had U.S. federal net operating loss carryforwards of $29.5 million and $29.2 million, respectively, of which $24.0 million of the current loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022. We have state net operating losses which expire at various times and amounts through 2032. We maintain a portion of the valuation allowance on the state net operating losses.

As of December 31, 2012 and 2011, we had U.S. federal foreign tax credit carryovers of $2.0 million and $1.9 million, respectively. These credits are available to offset future federal income tax subject to limitation and expire in varying amounts beginning in 2018. All Canadian net operating loss carryforwards from prior periods were fully utilized.

Effective Tax Rate

The analysis of the effective tax rate for the years ended December 31, 2012, 2011 and 2010, is as follows:

	December 31,
	2012	2011	2010
Pre-tax book income	35.0%	35.0%	35.0%
State taxes	2.5	1.5	5.1
Foreign rate differential	(2.6)	(1.1)	14.5
Deferred tax rate adjustment	—	—	(5.4)
Valuation allowance	(0.5)	(36.9)	1,020.5
Deferred tax liability impact of disposals and contributions	3.7	0.6	—
Adjust tax balances for filed returns	(0.6)	(1.9)	25.7
Amended tax returns	—	—	2.7
State rate change	(1.5)	—	—
Other	1.5	(1.0)	8.9

Total	37.5%	(3.8)%	1,107.0%

The change in effective tax rate for 2012 from 2011 is primarily due to the valuation allowance activity on our net deferred tax assets, the deferred tax impact of disposals, changes in earnings mix, and the impact of filed and amended tax returns. The change in effective tax rate for 2011 from 2010 is primarily due to the valuation allowance activity on our net deferred tax assets, the deferred tax impact of the ALG disposal, changes in earnings mix, and the impact of filed amended tax returns. The impact of amounts included in “other” does not include any additional significant activity impacting the effective tax rate.

Foreign Taxes

We have not provided for U.S. federal income taxes and foreign withholding taxes on $19.9 million of foreign subsidiaries’ undistributed earnings as of December 31, 2012 because such earnings are intended to be indefinitely reinvested. The amount of deferred taxes on the temporary differences related to investments in foreign subsidiaries is not practicable to determine at this time. Permanently reinvested earnings will be used to support our personnel costs as well as costs of our Canadian product offerings, including future development and acquisitions. We believe our current U.S. cash balances and our credit facility provide appropriate liquidity for U.S. operations.

We do not expect any significant increase or decrease in our unrecognized tax benefits within the next 12 months. We account for provisions for uncertain tax positions in accordance with FASB ASC Topic 740, which specifies the way public companies are to account for uncertainty in income taxes and prescribes the methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Our adoption of FASB ASC Topic 740 did not result in any change to the level of our liability for uncertain tax positions, and there was no adjustment to our retained earnings for the cumulative effect of an accounting change.

Other

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency is reviewing our 2009 and 2010 tax return filings. The Internal Revenue Service (IRS) has concluded a review of our consolidated federal income tax returns through December 31, 2007 and is currently reviewing our consolidated federal income tax returns for 2009, 2010 and 2011. Our amended return filings in California, Pennsylvania and New York are under review by each of the respective states. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings. All of our other significant taxing jurisdictions are closed for years prior to 2008.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both December 31, 2012 and 2011, accrued interest and penalties related to tax positions taken on our tax returns is approximately $0.1 million.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows (in millions):

Balance as of January 1, 2010	$0.8
Additions	0.2

Balance as of December 31, 2010	$1.0

Balance as of January 1, 2011	$1.0
Additions	0.4
Settlements	(0.6)

Balance as of December 31, 2011	$0.8

Balance as of January 1, 2012	$0.8
Additions	0.2
Expired statute of limitations	(0.1)

Balance as of December 31, 2012	$0.9

As of December 31, 2012, approximately $0.5 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

14. Stock Option and Deferred Compensation Plans

Fourth Amended and Restated 2005 Incentive Award Plan

Currently, we grant stock options, performance stock units, and restricted stock units, under the 2005 Incentive Award Plan. There is an aggregate of 16,405,847 shares authorized for issuance under the 2005 Plan. As of December 31, 2012, there are 4,004,422 shares available for future issuance.

The following summarizes stock-based compensation expense by expense category for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Cost of revenue	$2,429	$1,791	$1,640
Product development	749	735	614
Selling, general and administrative	10,414	9,086	8,979

Total stock-based compensation expense	$13,592	$11,612	$11,233

Stock Options

The following table summarizes the activity under our stock option plans as of December 31, 2012:

	Number of		Weighted Average Remaining	Aggregate
	Shares (in thousands)	Weighted Average Exercise Price	Contractual Life (in years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2012	4,178	$16.77
Options Granted	580	27.71
Options Exercised	(655)	11.95
Options Forfeited	(273)	23.93
Options Expired	(13)	19.32

Outstanding as of December 31, 2012	3,817	$18.73	3.68	$39,599

Vested and expected to vest as of December 31, 2012	3,769	$18.68	3.65	$39,320

Options exercisable as of December 31, 2012	2,804	$17.27	2.99	$33,520

The exercise prices range from $2.80 to $47.98 for stock options outstanding and exercisable for the year ended December 31, 2012. The aggregate intrinsic value of options outstanding, vested and unvested expected to vest, and exercisable, represents the total pre-tax intrinsic value, based on our closing stock price.

The intrinsic value of the stock options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $11.3 million, $10.3 million and $4.2 million, respectively.

Restricted Stock Units, Performance Stock Units and Restricted Stock Awards

The following table summarizes the status of the non-vested shares of restricted common stock units and performance stock units as of December 31, 2012:

	Restricted Common Stock Units		Performance Stock Units
	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Non-vested awards as of January 1, 2012	969	$16.69	193	$18.85
Awards granted	382	28.03	71	28.49
Awards vested	(326)	15.74	—	—
Awards cancelled/expired/forfeited	(66)	21.46	—	—
Adjustment for performance achieved	—	—	5	19.84

Non-vested awards as of December 31, 2012	959	$21.21	269	$21.41

The total fair value for restricted common stock units and restricted common stock awards that vested during the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	December 31,
	2012	2011	2010
Restricted common stock units	$9,285	$5,470	$3,064
Restricted common stock awards	$—	$701	$4,856

Employee Stock Purchase Plan (ESPP)

For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP is 95% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2012, there are 1,500,000 shares of common stock reserved, 391,407 shares issued and 1,108,593 shares available for future issuance under the ESPP.

Employees’ Deferred Compensation Plan

The Employees’ Deferred Compensation Plan is a non-qualified retirement plan that allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2012, 150,000 shares of common stock are reserved, 2,177 deferred stock units were recorded under a memo account and have since been distributed and 147,823 shares of common stock are available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2012, 75,000 shares of common stock are reserved, 60,810 deferred stock units are recorded under a memo account, 12,497 deferred stock units were recorded under a memo account and have since been distributed, and 1,693 units are available for distribution under the Director’s Deferred Compensation Plan.

Performance Stock Units (PSUs)

PSUs are granted annually to certain executive officers of the company. The actual number of performance stock units to be delivered is subject to adjustment ranging from 0% (threshold) to 137.5% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. One performance stock award is the equivalent of one share of common stock. Each individual’s award is allocated 50% to achieving ANI targets for the year in which the award was granted (ANI Performance Award), and 50% to the total shareholder return (TSR) of our common stock as compared to other companies in a specific NASDAQ Index in the aggregate for a three year period including the fiscal year in which is the award was granted as well as the two subsequent fiscal years (TSR Performance Award). The TSR awards granted in 2010 and 2011 are measured against the NASDAQ Internet Index and the TSR awards granted in 2012 are measured against the NASDAQ Software Index.

The awards will be earned based upon our achievement of ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service through January 31st of the third year following the grant date (approximately 34 months after date of grant). The performance stock units are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control.

We have valued the ANI Performance Awards and the TSR Performance Awards using the Black-Scholes-Merton and Monte Carlo valuation pricing models, respectively. Historically, ANI awards have been expensed starting in the month of grant for each grant year, as it was deemed probable that we would achieve a portion of the ANI targets for the respective grant. TSR awards are expensed on a straight-line basis, starting at the date of grant, over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Performance Award targets are not achieved.

The following table summarizes, by performance award type, the status of PSUs for grants during the years ended December 31, 2012, 2011 and 2010:

ANI Performance Awards

Grant Date	Target Number of PSUs	Cancelled PSUs	Percent of Goal Achieved	Adjusted Number of PSUs Based on Goal Achievement	End of Measurement Period	Vest Date
3/9/2010	64,930	(5,325)	51%	30,395	12/31/2010	1/31/2013
2/24/2011	43,290	*	125%	54,111	12/31/2011	1/31/2014
2/28/2012	35,495	—	103%	36,556	12/31/2012	1/31/2015

  * - In 2011, 4,630 of 2011 ANI Performance Awards were cancelled and subsequently reissued.

TSR Performance Awards

Grant Date	Target Number of PSUs	Cancelled PSUs	Percent of Goal Achieved	Adjusted Number of PSUs Based on Goal Achievement	End of Measurement Period	Vest Date
3/9/2010	64,930	*	106%	68,822	12/31/2012	1/31/2013
2/24/2011	43,290	**	N/A	—	12/31/2013	1/31/2014
2/28/2012	35,495	—	N/A	—	12/31/2014	1/31/2015

  * - In 2011, 5,325 of 2010 TSR Performance Awards were cancelled and subsequently reissued.

** - In 2011, 4,630 of 2011 TSR Performance Awards were cancelled and subsequently reissued.

The total grant date fair value of the ANI Performance Awards granted during the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $1.1 million and $0.6 million, respectively. The total grant date fair value of the TSR Performance Awards granted during the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $0.9 million and $1.1 million, respectively.

Long Term Incentive Plan (LTIP)

Awards granted under the 2007, 2008 and 2009 LTIP, consisted of 455,000 shares of restricted common stock. Each individual’s total award was allocated 50% to achieving EBITDA, as adjusted to reflect any future acquisitions (EBITDA Performance Award) and 50% to the market value of our common stock (Market Value Award). On January 31, 2010, 151,697 shares of long-term performance equity awards vested relating to the 2007 EBITDA Performance Award and the 2007 Market Value Award and the remaining 303,303 shares of long-term performance equity awards were cancelled as the 2008 and 2009 EBITDA and Market Value targets were not achieved.

SOEP

On August 7, 2009, we commenced a tender offer to exchange outstanding options to purchase shares of our common stock granted prior to August 7, 2008, that had an exercise price per share greater than $22.82 (Eligible Options) for a lesser number of new options to purchase shares of our common stock with an exercise price equal to the closing price of our common stock on the date of grant, subject to certain conditions. Pursuant to the exchange offer, 571,763 Eligible Options were tendered, and we granted an aggregate of 435,247 stock options in exchange for the Eligible Options surrendered. The incremental fair value stock-based compensation expense of $54 thousand was amortized over the new vesting schedule, which ended during the year ended December 31, 2012.

15. Commitments and Contingencies

Operating Leases

We lease our office space and certain office equipment under cancelable and non-cancelable operating leases, which expire on various dates through May 2023. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to 5 years.

Operating lease expense for the years ended December 31, 2012, 2011 and 2010, was $7.4 million, $7.3 million and $5.4 million, respectively.

Future minimum rental payments under the non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2013	$7,716
2014	6,092
2015	5,512
2016	4,965
2017	4,409
Thereafter	10,303

Total	$38,997

Capital Leases

The following is an analysis of the leased property under capital leases by major property class as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Computer and office equipment	$351	$753
Furniture and fixtures	107	108
	458	861

Less: Accumulated depreciation	(179)	(455)

Total capital leases, net	$279	$406

Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,
2013	$99
2014	54
2015	39
2016	13
2017	—

Total minimum lease payments	205
Less: Amount representing taxes, included in total minimum lease payments	(16)

Net minimum lease payments	189
Less: Amount representing interest	(1)

Present value of net minimum lease payments	$188

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of Dealertrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the year ended December 31, 2012, we recorded contra-revenue related to the service credits of $0.8 million. For the year ended December 31, 2011, we recorded contra-revenue related to the service credits of $0.9 million. For the year ended December 30, 2010, approximately $0.2 million of the service credits were utilized. As of December 31, 2012, approximately $0.6 million of the service credit remains.

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

Refer to Note 8 for additional contingencies resulting from our business combinations.

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

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.2 million as of December 31, 2012, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of approximately $2.2 million as of December 31, 2012.

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

We believe that the potential liability from this litigation will not have a material effect on our financial position, results of operations or cash flows when resolved in a future period.

16. Segment Information

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

Revenue earned in Canada for the years ended December 31, 2012, 2011 and 2010 is approximately 10%, 9% and 12% of our revenue, respectively. Long-lived assets in Canada were $44.8 million and $35.5 million as of December 31, 2012 and 2011, respectively.

Supplemental disclosure of revenue by service type for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	December 31,
	2012	2011	2010
Transaction services revenue	$225,011	$184,892	$102,000
Subscription services revenue	145,148	146,621	123,547
Other	18,713	21,781	18,279

Total net revenue	$388,872	$353,294	$243,826

17. Agreements Impacting Contra-Revenue

In February 2010, Dealertrack entered into a strategic relationship with Ally Financial (Ally). Under the terms of the agreement, Ally became a financing option on the Dealertrack credit application processing network and Dealertrack agreed to make a one-time payment to Ally of $15.0 million, which was paid in May 2010. Ally continues to accept credit applications through a competitive system, of which it owns a portion. The one-time $15.0 million payment is recorded as a reduction in transaction services revenue over the period of expected benefit of approximately five years. For the years ended December 31, 2012, 2011 and 2010, we recorded contra-revenue related to revenue earned from the Ally strategic relationship of $3.1 million, $3.2 million and $1.6 million, respectively.

As of December 31, 2012, $12.6 million of the payments to Ally and other customers remain to be amortized to contra-revenue, of which, $4.4 million are recorded in prepaid expenses and other current assets and $8.2 million are recorded in other long-term assets. As of December 31, 2011, $10.9 million of the payments remained to be amortized to contra-revenue, of which, $3.3 million was classified in prepaid expenses and other current assets and $7.6 million in other long-term assets.

18. Revolving Credit Facility

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

We have capitalized approximately $2.7 million of total debt issuance costs associated with the credit facility, of which $1.9 million was remaining to be amortized as interest expense as of December 31, 2012. Debt issuance costs associated with the credit facility amortized to interest expense for the years ended December 31, 2012 and 2011 were $0.5 million and $0.3 million, respectively. Interest expense related to the commitment fee for the years ended December 31, 2012 and 2011 were $0.5 million and $0.3 million, respectively.

As of December 31, 2012, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

19. Senior Convertible Notes

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

As of December 31, 2012, the "if-converted value" did not exceed the principal amount of the notes since the closing sales price of our common stock was less than the initial conversion price of the notes.

Issuance costs of $7.0 million related to the issuance of the notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively. The amount allocated to capitalized debt issuance costs was $5.4 million. As of December 31, 2012, total capitalized debt issuance costs remaining to be amortized to interest expense were $4.7 million.

The net carrying amount of the liability component of the notes as of December 31, 2012 consists of the following (in thousands):

December 31, 2012
Principal amount	$200,000
Unamortized discount	37,721

Net carrying value	$162,279

Total interest expense associated with the notes consisted of the following for the year ended December 31, 2012 (in thousands):

December 31, 2012
Cash interest expense (1.50% coupon rate)	$2,458
Amortization of debt issuance costs and debt discount	6,989

Total interest expense	$9,447

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

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37, with additional dilution if our stock price exceeds the warrant strike price of $46.18.

20. Subsequent Events

On February 8, 2013, we announced an exclusive, long-term partnership agreement with American Honda Finance Corporation (AHFC). As part of this agreement, Dealertrack and AHFC will design and develop a solution with a strategic focus on streamlining the vehicle sales and finance process while improving the overall customer buying experience.

On February 25, 2012, we entered into an Asset Purchase Agreement by and among General Systems Solutions, Inc., Casey & Casey NPS, Inc., a Louisiana corporation doing business as Auto Title Express, Daniel G. Casey, and DGC 2012 Family Trust No. 1 to acquire substantially all of the assets of Casey & Casey NPS, Inc. for an initial cash purchase price of $21.2 million, subject to working capital and other customary adjustments. The transaction is expected to close in the second quarter of 2013.

DEALERTRACK TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Other Adjustments	Balance at End of Period
	(in thousands)
As of December 31, 2012:
Allowance for doubtful accounts	$1,435	$2,519	$(2,725)	$(149)	$1,080
Allowance for sales credits	3,667	4,787	(4,988)	12	3,478
Deferred tax valuation allowance	4,198	134	(238)	—	4,094	(1)
As of December 31, 2011:
Allowance for doubtful accounts	$652	$2,324	$(2,017)	$476	$1,435
Allowance for sales credits	2,606	4,684	(3,699)	76	3,667
Deferred tax valuation allowance	32,637	121	(28,560)	—	4,198	(2)
As of December 31, 2010:
Allowance for doubtful accounts	$756	$1,176	$(1,280)	$—	$652
Allowance for sales credits	1,921	4,312	(3,627)	—	2,606
Deferred tax valuation allowance	3,862	28,415	(209)	569	32,637	(3)

(1)	For the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $0.1 million. The deferred tax valuation allowance was reduced by $0.2 million for our capital loss carryforwards, offset by a $0.1 million increase related to state and local net operating loss carryovers and foreign tax credits. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 13 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	For the year ended December 31, 2011, the deferred tax valuation allowance was reduced by $28.4 million including a $25.1 million reduction as a result of the acquisition of Dealertrack Processing Solutions Inc. and the sale of ALG, Inc. The deferred tax valuation allowance was also reduced by $3.3 million for current year activity of our deferred tax assets and liabilities positions, $0.1 million for our capital loss carryforwards, offset by a $0.1 million increase related to state and local net operating loss carryovers. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 13 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	For the year ended December 31, 2010, the deferred tax valuation allowance was increased by $28.8 million consisting of an increase of $28.4 million due to being in a cumulative U.S. book loss position and posting a full valuation allowance on the net U.S. deferred tax assets excluding deferred tax liabilities related to indefinite-lived assets and an increase of $0.6 million due to an increase in unrealizable foreign tax credit carryovers, offset by a decrease of $0.2 million in deferred tax assets related to capital loss carryforwards.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to convert our various business information systems to a single SAP ERP system. We are employing a phased implementation approach that will provide continued monitoring and assessment to maintain the effectiveness of internal control over financial reporting during and after the conversions. The conversions were not in response to any identified deficiency or weakness in our internal control over financial reporting.

On October 1, 2012, Dealertrack, Inc. completed the acquisition of ClickMotive, LLC. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures at ClickMotive. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

Dealertrack’s evaluation of internal control over financial reporting as of December 31, 2012 did not include the internal control over financial reporting related to Dealertrack CentralDispatch or ClickMotive because they were acquired in business combinations in August and October 2012, respectively. Total revenue for these acquisitions represented 2% of the related consolidated financial statement amounts for the year ended December 31, 2012. As of December 31, 2012, Dealertrack CentralDispatch and ClickMotive were approximately 8% and 6% of total assets, respectively. See Note 8 to the consolidated financial statements in Item 8.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2013.

Item 10. Directors, Executive Officers of Corporate Governance

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2012 regarding the number of shares of our common stock that may be issued under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock option plans (1)	5,044,519	$19.35	4,004,422
2005 Employee Stock Purchase Plan	—	N/A	1,108,593
Equity compensation plans not approved by stockholders	—	—	—

Total	5,044,519	$19.35	5,113,015

(1)	Consists of the 2001 Stock Option Plan and the Fourth Amended and Restated 2005 Incentive Award Plan.

The remaining information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the three years ended December 31, 2012

Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2012

Consolidated Statements of Cash Flows for the three years ended December 31, 2012

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II

(3) Exhibits

Number	Description
2.1 (14)	Asset Purchase Agreement dated May 24, 2011 between Dealertrack AAX, Inc., eCarList, LLC and certain members of eCarList.

2.2 (21)	Stock Purchase Agreement dated July 15, 2012 by and among DealerTrack, Inc., the Wayne and Naomi Harris Trust of 2001, dated December 11, 2001, 1st Auto Transport Directory, Inc., and, solely with respect to Section 7.8 and Section 11.4 of the Purchase Agreement, Wayne Harris and Naomi Harris.

2.3 (22)	Purchase Agreement dated as of October 1, 2012 by and among DealerTrack, Inc., ClickMotive, LP, CM General, LLC, Stuart Lloyd, Ray Myers, Timothy Clay, Colin Carter, McCombs Family Partners LTD, and Stuart Lloyd, solely in his capacity as sellers’ representative.

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2 *	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3 (4)	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among Dealertrack Technologies, Inc. and the stockholders of Dealertrack Technologies, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

4.3 (19)	Indenture related to the 1.50% Senior Convertible Notes due 2017, dated as of March 5, 2012, among Dealertrack Technologies, Inc., Dealertrack, Inc. and Wells Fargo Bank, National Association, as Trustee.

4.4 (19)	Form of 1.50% Senior Convertible Note due 2017 (included in Exhibit 4.3).

10.1 (2)	License Agreement, made and entered into as of February 1, 2001, by and between The Chase Manhattan Bank and J.P. Morgan Partners (23A SBIC Manager), Inc.

10.2 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and Dealertrack Technologies, Inc.

10.3 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and Dealertrack Technologies, Inc.

10.4 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Mark F. O’Neil.

10.5 (12)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and Dealertrack Technologies, Inc.

10.6 (12)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and Dealertrack Technologies, Inc.

10.7 (12)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Richard McLeer.

10.8 (12)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and Dealertrack Technologies, Inc.

10.9 (12)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and Dealertrack Technologies, Inc.

10.10 (12)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Rick G. Von Pusch.

10.11 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and Dealertrack Technologies, Inc.

10.12 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and Dealertrack Technologies, Inc.

10.13 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Eric D. Jacobs.

10.14 (9)	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and Dealertrack Technologies, Inc.

10.15 (10)	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and Dealertrack Technologies, Inc.

10.16 (11)	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between Dealertrack Technologies, Inc. and Rajesh Sundaram.

10.17 (1)	2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of August 10, 2001.

10.18 (1)	First Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of December 28, 2001.

10.19 (1)	Second Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of March 19, 2003.

10.20 (1)	Third Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of January 30, 2004.

10.21 (6)	Fourth Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc. effective as of February 10, 2006.

10.22 (20)	Fourth Amended and Restated 2005 Incentive Award Plan, effective as of June 20, 2012.

10.23 (5)	Form of Stock Option Agreement.

10.24 (10)	Form of Restricted Stock Unit Agreement.

10.25 (1)	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.26 (8)	Stock Ownership and Retention Program, adopted May 26, 2005.

10.27 (1)	Employee Stock Purchase Plan, adopted May 26, 2005.

10.28 (1)	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.29 (9)	First Amendment to Dealertrack Technologies, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.30 (1)	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (9)	First Amendment to Dealertrack Technologies, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.32 (1)	401(k) Plan, effective as of January 1, 2001, as amended.

10.33 (13)	Credit Agreement dated April 20, 2011 between Dealertrack Technologies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto and Keybank National Association as Syndication.

10.34 (15)	Omnibus Agreement dated as of December 20, 2011, among Chrome Systems, Inc., Autodata Solutions, Inc., Autodata Solutions Company and AutoChrome Company.

10.35 (17)	Purchase agreement dated as of February 28, 2012, among Dealertrack Technologies, Inc., Dealertrack, Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representative for the initial purchasers named therein.

10.36 (17)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.37 (17)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.38 (17)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.39 (17)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.40 (17)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.41 (17)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.42 (18)	Composite Version of Credit Agreement, reflecting the First Amendment, dated as of February 27, 2012, and the Second Amendment, dated as of February 29, 2012, to Credit Agreement, dated April 20, 2011, by and among Dealertrack Technologies, Inc. and Dealertrack Canada, Inc., as borrowers, the several lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent.

10.43 (19)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.44 (19)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.45 (19)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.46 (19)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.47 (19)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.48 (19)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2011.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011.

(16)	Incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2012.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on February 29, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 2, 2012.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.

(20)	Incorporated by reference to Annex A to our Definitive Proxy Statement filed on April 30, 2012.

(21)	Incorporated by reference to our Current Report on Form 8-K filed on July 19, 2012.

(22)	Incorporated by reference to our Current Report on Form 8-K/A filed on October 4, 2012.

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

Date: February 26, 2013

Dealertrack Technologies, Inc.
(Registrant)

By:	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark F. O’Neil	Chairman of the Board, President and Chief Executive	February 26, 2013
Mark F. O’Neil	Officer (principal executive officer)

/s/ Eric D. Jacobs	Executive Vice President, Chief Financial and	February 26, 2013
Eric D. Jacobs	Administrative Officer (principal financial and
accounting officer)

/s/ Mary Cirillo-Goldberg	Director	February 26, 2013
Mary Cirillo-Goldberg

/s/ Ann B. Lane	Director	February 26, 2013
Ann B. Lane

/s/ John J. McDonnell, Jr.	Director	February 26, 2013
John J. McDonnell, Jr.

/s/ James David Power III	Director	February 26, 2013
James David Power III

/s/ Howard L. Tischler	Director	February 26, 2013
Howard L. Tischler

/s/ Barry Zwarenstein	Director	February 26, 2013
Barry Zwarenstein

/s/ James Foy	Director	February 26, 2013
James Foy

