Form 10-Q
period 2013-03-31
Dealertrack Technologies, Inc
filed 2013-05-09
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 43,489,142 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$131,577	$143,811
Marketable securities	39,284	34,031
Customer funds	3,540	1,999
Customer funds receivable	22,613	14,077
Accounts receivable, net of allowances of $4,540 and $4,558 as of March 31, 2013 and December 31, 2012, respectively	48,225	43,679
Deferred tax assets, net	4,412	4,412
Prepaid expenses and other current assets	24,439	19,142

Total current assets	274,090	261,151

Marketable securities – long-term	4,383	4,428
Property and equipment, net	27,523	27,407
Investments	122,927	122,808
Software and website developments costs, net	48,892	46,182
Intangible assets, net	110,193	117,599
Goodwill	270,062	270,646
Deferred tax assets, net	44,316	43,611
Other assets — long-term	14,790	16,684

Total assets	$917,176	$910,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,008	$18,834
Accrued compensation and benefits	10,080	15,148
Accrued liabilities — other	19,207	16,870
Customer funds payable	26,153	16,076
Deferred revenue	7,884	7,959
Deferred tax liabilities	3,088	3,031
Due to acquirees	11,281	11,124

Total current liabilities	87,701	89,042

Deferred tax liabilities	76,879	77,368
Deferred revenue	5,568	5,525
Senior convertible notes, net	164,228	162,279
Other liabilities	3,467	4,985

Total long-term liabilities	250,142	250,157

Total liabilities	337,843	339,199

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized; 46,632,019 shares issued and 43,482,525 shares outstanding as of March 31, 2013; and 45,998,679 shares issued and 42,870,061 shares outstanding as of December 31, 2012	466	460
Treasury stock, at cost; 3,149,494 shares and 3,128,618 shares as of March 31, 2013 and December 31, 2012, respectively	(53,076)	(52,398)
Additional paid-in capital	551,878	541,948
Accumulated other comprehensive income	6,419	7,627
Retained earnings	73,646	73,680

Total stockholders’ equity	579,333	571,317

Total liabilities and stockholders’ equity	$917,176	$910,516

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenue:
Net revenue	$109,059	$91,617

Operating expenses:
Cost of revenue	63,188	53,150
Product development	3,630	2,994
Selling, general and administrative	41,490	34,128

Total operating expenses	108,308	90,272

Income from operations	751	1,345
Interest income	124	230
Interest expense	(3,364)	(1,157)
Other income, net	66	76
Gain on disposal of subsidiary	—	27,693
Earnings from equity method investment, net	1,219	163

(Loss) income before benefit from (provision for) income taxes, net	(1,204)	28,350
Benefit from (provision for) income taxes, net	1,170	(11,389)

Net (loss) income	$(34)	$16,961

Basic net (loss) income per share	$(0.00)	$0.40
Diluted net (loss) income per share	$(0.00)	$0.39
Weighted average common stock outstanding (basic)	43,173	42,091
Weighted average common stock outstanding (diluted)	43,173	43,720

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net (loss) income	$(34)	$16,961

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,320)	980
Net change in unrealized gains on securities	112	33
Other comprehensive (loss) income, net of tax	(1,208)	1,013

Total comprehensive (loss) income	$(1,242)	$17,974

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities:
Net (loss) income	$(34)	$16,961
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,897	11,979
Deferred tax (benefit) provision	(1,158)	10,893
Stock-based compensation expense	3,271	3,330
Provision for doubtful accounts and sales credits	1,682	2,146
Earnings from equity method investment, net	(1,219)	(163)
Deferred compensation	38	38
Stock-based compensation windfall tax benefit	(3,587)	(2,943)
Amortization of deferred interest	279	26
Amortization of debt issuance costs and debt discount	2,302	703
Change in contingent consideration	(500)	(250)
Gain on sale of marketable securities	(11)	—
Gain on disposal of subsidiary	—	(27,693)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,339)	(6,742)
Prepaid expenses and other current assets	(2,186)	3,059
Other assets — long-term	3,166	1,539
Accounts payable and accrued expenses	(13,518)	(11,441)
Deferred rent	51	48
Deferred revenue	(60)	527
Other liabilities — long-term	(1,074)	(1,166)

Net cash (used in) provided by operating activities	(5,000)	851

Investing activities:
Capital expenditures	(2,027)	(1,695)
Capitalized software and website development costs	(5,296)	(3,665)
Purchases of marketable securities	(18,037)	—
Proceeds from sales and maturities of marketable securities	12,539	—
Cash contributed for equity method investment	—	(1,750)

Net cash used in investing activities	(12,821)	(7,110)

Financing activities:
Principal payments on capital lease obligations and financings arrangements	(38)	(349)
Proceeds from stock purchase plan and exercise of stock options	3,109	3,662
Proceeds from the issuance of senior convertible notes	—	200,000
Payments for debt issuance costs	—	(6,690)
Payments for convertible note hedges	—	(43,940)
Proceeds from the issuance of warrants	—	29,740
Purchases of treasury stock	(678)	(657)
Stock-based compensation windfall tax benefit	3,587	2,943

Net cash provided by financing activities	5,980	184,709

Net (decrease) increase in cash and cash equivalents	(11,841)	178,450
Effect of exchange rate changes on cash and cash equivalents	(393)	385
Cash and cash equivalents, beginning of period	143,811	78,709

Cash and cash equivalents, end of period	$131,577	$257,544

Supplemental Disclosure:
Cash paid for:
Income taxes	$702	$1,109
Interest	1,646	217
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	2,224	1,879
Assets acquired under capital leases and financing arrangements	34	725
Non-cash consideration issued for investment in Chrome Data Solutions	—	42,301

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

(Unaudited)

1. Business Description and Basis of Presentation

Business Description

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services;

•	Digital Retailing solutions, which integrate advanced vehicle search, pricing and payment tools directly into a retailer’s website; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

References in this Form 10-Q to “Dealertrack,” the “Company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2012 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of results of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 26, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2012, except as set forth below.

Stock-Based Compensation Expense and Assumptions

Expected Life

As of January 1, 2013, we determine the expected life of any issued stock-based awards based upon our historical exercise patterns and the period of time that the awards are expected to be outstanding. Previously, due to our limited public company history, the expected life was determined based upon the experience of similar entities whose shares are publicly-traded.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. We adopted this update in the current quarter. The amounts reclassified out of accumulated other comprehensive income during the three-month period were not material.

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

Financial assets measured at fair value on a recurring basis include the following as of March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2013
Cash equivalents (1)	$39,798	$—	$—	$39,798
Marketable securities (2)	—	43,667	—	43,667

Total	$39,798	$43,667	$—	$83,465

Contingent consideration (3)	—	—	(500)	(500)

Total	$—	$—	$(500)	$(500)

As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Cash equivalents (1)	$63,774	$—	$—	$63,774
Marketable securities (2)	—	38,459	—	38,459

Total	$63,774	$38,459	$—	$102,233

Contingent consideration (3)	—	—	(1,000)	(1,000)

Total	$—	$—	$(1,000)	$(1,000)

A reconciliation of the beginning and ending balance of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)
Change in fair value of contingent consideration (3)	500

Balance as of March 31, 2013	$(500)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of March 31, 2013 and December 31, 2012, these investments were at least AA rated.

(2)	As of March 31, 2013, Level 2 marketable securities (short-term and long-term) include U.S. treasury and agency securities, corporate bonds and non-U.S. government securities. As of December 31, 2012, Level 2 marketable securities (short-term and long-term) include U.S. treasury and agency securities, corporate bonds and municipal bonds. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of March 31, 2013 to be $0.5 million. We recorded income of $0.5 million for the three months ended March 31, 2013 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of December 31, 2012.

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of March 31, 2013 and December 31, 2012 were $214.0 million and $211.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

4. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objective of capital preservation, maintaining liquidity, and avoiding concentrations. The following is a summary of available-for-sale securities as of March 31, 2013 (in thousands):

As of March 31, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$17,558	$236	$—	$17,794
Non-U.S. government securities	5,116	—	(6)	5,110
Corporate debt securities	20,787	3	(27)	20,763

Total	$43,461	$239	$(33)	$43,667

As of December 31, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$17,706	$20	$(0)	$17,726
Corporate debt securities	20,545	20	(2)	20,563
Municipal securities	170	—	0	170

Total	$38,421	$40	$(2)	$38,459

As of March 31, 2013, $39.3 million of marketable securities had scheduled maturities of less than one year, and approximately $4.4 million had scheduled maturities of greater than one year but less than two years. In addition, more than half of our marketable securities were AA rated, and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Amounts reclassified out of accumulated other comprehensive income during the three-month period were not material.

5. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2013	2012
Computer equipment	3 – 5	$48,349	$47,052
Office equipment	5	4,810	5,245
Furniture and fixtures	5	5,544	5,171
Leasehold improvements	3 – 13	4,795	4,575

Total property and equipment, gross		63,498	62,043
Less: Accumulated depreciation and amortization		(35,975)	(34,636)

Total property and equipment, net		$27,523	$27,407

Depreciation expense related to property and equipment for the three months ended March 31, 2013 and 2012 was $2.6 million and $2.2 million, respectively.

6. Investments

Investments as of March 31, 2013 and December 31, 2012 include the following (in thousands):

	March 31,	December 31,
	2013	2012
Cost method investment	$82,690	$82,690

Equity method investment	40,237	40,118

Total investments	$122,927	$122,808

Cost method investment

In consideration for the sale of ALG in 2011, we received an equity interest in TrueCar, as well as a warrant that we subsequently exercised, both of which are included within our cost method investment.

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

We are not aware of factors requiring further assessment of the recoverability of the investment and we do not believe this investment was impaired as of March 31, 2013.

Equity method investment

We record in our consolidated statement of operations fifty percent (50%) of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand. Distributions are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of March 31, 2013 is $10.8 million. The amortization of the basis difference to be recorded for the remainder of 2013 is $2.1 million.

The change in our equity method investment for the three months ended March 31, 2013 is as follows (in thousands):

March 31, 2013
Beginning balance	$40,118
Share of net income	1,925
Amortization of basis difference	(706)
Cash distributions received	(1,100)

Ending balance	$40,237

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three months ended March 31, 2013, we accrued approximately $0.1 million of expense in connection with the annual data license.

Exclusive of the annual data license fee, we incurred expenses of approximately $0.1 million for services received and earned income of approximately $0.1 million for services performed during the three months ended March 31, 2013, related to agreements with Chrome Data Solutions. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively.

The summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet	(Unaudited)	(Unaudited)
	March 31,	December 31,
	2013	2012
Current assets	$12,370	$10,577
Non-current assets	33,826	34,053
Total assets	$46,196	$44,630

Current liabilities	$5,676	$5,525
Non-current liabilities	—	226
Total liabilities	$5,676	$5,751

Condensed Results of Operations

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Revenue	$11,287	$11,010
Gross profit	7,523	6,521
Net income	3,850	2,319

7. Intangible Assets

     Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Gross		Gross		Estimated
	Book	Accumulated	Book	Accumulated	Useful Life
	Value	Amortization	Value	Amortization	(Years)
Customer contracts	$99,196	$(45,847)	$99,673	$(43,229)	4-10
Technology	69,620	(25,586)	69,620	(22,369)	2-8
Trade names	9,100	(2,829)	9,100	(2,480)	2-8
Non-compete agreements	7,540	(4,955)	7,540	(4,469)	3-5
State DMV relationships	6,190	(2,236)	6,190	(1,977)	6

Total	$191,646	$(81,453)	$192,123	$(74,524)

Amortization expense related to intangibles for the three months ended March 31, 2013 and 2012 was $7.3 million and $6.9 million, respectively.

Amortization expense that will be incurred for the remainder of 2013 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2013	$22,242
2014	26,635
2015	23,862
2016	14,890
2017	8,892
Thereafter	13,672

Total	$110,193

8. Goodwill

The change in carrying amount of goodwill for the three months ended March 31, 2013 was as follows (in thousands):

Goodwill, gross, as of December 31, 2012	$270,646
Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$270,646

Impact of change in Canadian dollar exchange rate	(584)
Goodwill, gross, as of March 31, 2013	$270,062

Accumulated impairment losses as of March 31, 2013	—
Goodwill, net, as of March 31, 2013	$270,062

9. Senior Convertible Notes

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions with initial purchasers of the notes or their respective affiliates. The notes are senior unsecured obligations, subordinated in right of payment to existing and future secured senior indebtedness. We do not have the right to redeem the notes prior to maturity. The notes will mature on March 15, 2017, unless earlier repurchased or converted. For further information, see Note 19 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The net carrying amount of the liability component of the notes as of March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Principal amount	$200,000	$200,000
Unamortized discount	35,772	37,721

Net carrying value	$164,228	$162,279

Total interest expense associated with the notes consisted of the following for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash interest expense (1.50% coupon rate)	$750	$208
Amortization of debt issuance costs and debt discount	2,190	587

Total interest expense	$2,940	$795

As of March 31, 2013, total capitalized debt issuance costs remaining to be amortized to interest expense were $4.4 million.

As of March 31, 2013, the "if-converted value" did not exceed the principal amount of the notes since the closing share price of our common stock was less than the initial conversion price of the notes. It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37, with additional dilution if our stock price exceeds the warrant strike price of $46.18.

10. Business Combinations

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the acquisitions of Dealertrack CentralDispatch and ClickMotive had been completed as of January 1, 2011. The unaudited pro forma financial results for 2013 reflect the results for the three months ended March 31, 2013, as well as the effects of the pro forma adjustments for the stated transactions in 2013. The unaudited pro forma financial results for 2012 reflect the results for the three months ended March 31, 2012, as well as the effects of the pro forma adjustments for the stated transactions in both 2013 and 2012. Pro forma results of operations for the November 1, 2012 acquisition of the assets of Ford’s iCONNECT DMS has not been presented because it is not material to the consolidated statement of operations. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the transactions, and compensation expense related to amounts to be paid for continued employment. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net revenue	$109,059	$97,473
Net income	501	17,581
Basic net income per share	0.01	0.42
Diluted net income per share	0.01	0.40

11. Net (Loss) Income Per Share

We compute net (loss) income per share in accordance with FASB ASC Topic 260, Earnings Per Share (ASC Topic 260). Under ASC Topic 260, basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(34)	$16,961

Denominator:
Weighted average common stock outstanding (basic)	43,173	42,091
Common equivalent shares from options to purchase common stock, restricted common stock units and performance stock units	—	1,629

Weighted average common stock outstanding (diluted)	43,173	43,720

Basic net (loss) income per share	$(0.00)	$0.40

Diluted net (loss) income per share	$(0.00)	$0.39

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net (loss) income per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	3,829	537
Restricted stock units	910	103
Performance stock units	185	—

Total antidilutive awards	4,924	640

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there will be no impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37, with additional dilution if our share price exceeds the warrant strike price of $46.18. Our share price during the three months ended March 31, 2013 did not exceed the conversion price or warrant strike price and therefore there was no impact to diluted net (loss) income per share.

12. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We currently have three types of stock-based compensation awards: stock options, restricted stock units and performance stock units. For further information, see Notes 2 and 14 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following summarizes stock-based compensation expense by expense category for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$692	$635
Product development	168	214
Selling, general and administrative	2,411	2,481

Total stock-based compensation expense	$3,271	$3,330

13. Income Taxes

 We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency is reviewing our 2009 and 2010 tax return filings. The Internal Revenue Service (IRS) has concluded a review of our consolidated federal income tax returns through December 31, 2007 and is currently reviewing our consolidated federal income tax returns for 2009, 2010 and 2011. New York has concluded their review of our 2006 (amended) and 2007 state tax returns. Our amended return filings in California and Pennsylvania are under review by each of the respective states. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings. All of our other significant taxing jurisdictions are closed for years prior to 2008.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of March 31, 2013 and December 31, 2012, were $0.6 million and $0.5 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both March 31, 2013 and December 31, 2012, accrued interest and penalties related to tax positions taken on our tax returns was approximately $0.1 million.

The net benefit from income taxes for the three months ended March 31, 2013 of $1.2 million consisted primarily of $1.3 million of federal income tax benefit, including $0.4 million from research and development credits, $0.4 million of state income tax benefit and $0.5 million of tax expense for our Canadian subsidiary.

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

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of Dealertrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. For the three months ended March 31, 2013 and 2012, we recorded contra revenue related to the service credits of $0.3 million, respectively. As of March 31, 2013, approximately $0.3 million of the service credit remains.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.5 million as of March 31, 2013, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.4 million as of March 31, 2013.

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

Revenue earned in Canada for the three months ended March 31, 2013 and 2012 was approximately 9% of our total net revenue. Long-lived assets in Canada were $43.1 million and $44.8 million as of March 31, 2013 and December 31, 2012, respectively.

Supplemental disclosure of revenue by service type for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Transaction services revenue	$61,364	$54,140
Subscription services revenue	42,778	33,281
Other	4,917	4,196

Total net revenue	$109,059	$91,617

16. Revolving Credit Facility

We have a $125.0 million credit facility which is available for general corporate purposes (including capital expenditures and investments), subject to certain conditions. Our obligations under the credit facility are guaranteed by certain of our existing and future subsidiaries and secured by substantially all of the assets of the company and such subsidiaries. The credit facility matures on March 1, 2017. For further information, see Note 18 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Debt issuance costs associated with the credit facility amortized to interest expense for the three months ended March 31, 2013 and 2012 were $0.1 million, respectively. As of March 31, 2013, there was $1.8 million of debt issuance costs remaining to be amortized to interest expense. Interest expense related to the commitment fee for the three months ended March 31, 2013 and 2012 were $0.1 million, respectively.

As of March 31, 2013, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

17. Subsequent Events

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. (doing business as “Auto Title Express”) (Casey & Casey) for $21.2 million in cash, subject to working capital adjustments subsequent to closing. Casey & Casey is Louisiana’s first electronic public license tag agency and the largest provider of electronic vehicle registration, lien and title services, among other related services, in the state.

We expensed approximately $0.4 million of professional fees associated with the acquisition in the three months ended March 31, 2013. We expect an additional expense of approximately $0.1 million of professional fees in the second quarter of 2013.

We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the second quarter of 2013. Based upon the preliminary valuation, we expect to recognize approximately $12 million of intangibles and $9 million of goodwill as part of the allocation of purchase price. Both the acquired goodwill and intangible assets are deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services;

•	Digital Retailing solutions, which integrate advanced vehicle search, pricing and payment tools directly into a retailer’s website; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net (loss) income, adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended March 31,
	2013	2012
GAAP net (loss) income	$(34)	$16,961

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$24,229	$19,419
Adjusted net income (non-GAAP) (1)	$12,036	$9,444

Capital expenditures, software and website development costs	$9,581	$7,964
Active dealers in our U.S. network as of end of the period (2)	20,041	18,345
Active lenders in our U.S. network as of end of the period (3)	1,291	1,165
Active lender to dealer relationships as of end of the period (4)	181,578	172,075
Transactions processed (5)	24,106	21,751
Average transaction price (6)	$2.60	$2.53
Transaction revenue per car sold (7)	$8.99	$8.61
Subscribing dealers in U.S. and Canada as of end of the period (8)	17,832	16,143
Average monthly subscription revenue per subscribing dealership (9)	$737	$691

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net (loss) income excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expenses and certain other non-recurring items.

Adjusted net income is a non-GAAP financial measure that represents GAAP net (loss) income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense, rebranding expenses and certain other non-recurring items. These adjustments to net (loss) income, which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2013	2012
GAAP net (loss) income	$(34)	$16,961
Interest income	(124)	(230)
Interest expense – cash	1,062	454
Interest expense – non-cash (10)	2,302	703
(Benefit from) provision for income taxes, net	(1,170)	11,389
Depreciation of property and equipment and amortization of capitalized software and website costs	6,581	5,100
Amortization of acquired identifiable intangibles	7,316	6,879

EBITDA (non-GAAP)	15,933	41,256
Adjustments:
Stock-based compensation	3,271	3,330
Contra-revenue (11)	1,354	1,102
Acquisition-related and other professional fees	483	199
Acquisition-related contingent consideration changes and compensation expense, net (12)	35	178
Integration and other related costs	799	—
Gain on disposal of subsidiary	—	(27,693)
Rebranding expense	1,648	51
Amortization of equity method investment basis difference (13)	706	996

Adjusted EBITDA (non-GAAP)	$24,229	$19,419

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2013	2012
GAAP net (loss) income	$(34)	$16,961
Adjustments:
Interest expense – non-cash (not tax-impacted) (10)	2,302	703
Amortization of acquired identifiable intangibles	7,316	6,879
Stock-based compensation	3,271	3,330
Contra-revenue (11)	1,354	1,102
Gain on disposal of subsidiary	—	(27,693)
Acquisition-related and other professional fees	483	199
Acquisition-related contingent consideration changes and compensation expense, net (12)	35	178
Integration and other related costs	799	—
Rebranding expense	1,648	51
Amortization of equity method investment basis difference (13)	706	996
Amended state tax returns impact (non-taxable)	56	—
Tax impact of adjustments (14)	(5,900)	6,738

Adjusted net income (non-GAAP)	$12,036	$9,444

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes and revolving credit facility.

(11)	For further information, please refer to Note 14 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 15 and Note 17 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList and ClickMotive acquisitions and other additional acquisition-related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(14)	The tax impact of adjustments for the three months ended March 31, 2013 are based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.7%, respectively. The tax impact of adjustments for the three months ended March 31, 2012 are based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.3% and 37.0%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. In addition, we earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions as well as from lender customers for collateral management transactions.

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

Other Revenue. Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solution, shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue.

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

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 investment, is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)
Change in fair value of contingent consideration	500

Balance as of March 31, 2013	$(500)

In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of March 31, 2013 to be $0.5 million. We recorded income of $0.5 million for the three months ended March 31, 2013 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of December 31, 2012.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, except as set forth below.

Stock-Based Compensation Expense and Assumptions

Expected Life

As of January 1, 2013, we determine the expected life of any issued stock-based awards based upon our historical exercise patterns and the period of time that the awards are expected to be outstanding. Previously, due to our limited public company history, the expected life was determined based upon the experience of similar entities whose shares are publicly-traded.

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended March 31,
	2013		2012
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$109,059	100%	$91,617	100.0%

Operating expenses:
Cost of revenue	63,188	58%	53,150	58%
Product development	3,630	3%	2,994	3%
Selling, general and administrative	41,490	38%	34,128	37%

Total operating expenses	108,308	99%	90,272	98%

Income from operations	751	1%	1,345	2%
Interest income	124	0%	230	0%
Interest expense	(3,364)	(3)%	(1,157)	(1)%
Other income, net	66	0%	76	0%
Gain on disposal of subsidiary	—	—%	27,693	30%
Earnings from equity method investment, net	1,219	1%	163	0%

(Loss) income before benefit from (provision for) income taxes, net	(1,204)	(1)%	28,350	31%
Benefit from (provision for) income taxes, net	1,170	1%	(11,389)	(12)%

Net (loss) income	$(34)	(0)%	$16,961	19%

Net loss for the three months ended March 31, 2013 was $(34) thousand, as compared to net income of $17.0 million for the three months ended March 31, 2012. Net income for the three months ended March 31, 2012 was positively impacted by $16.1 million (net of tax) from a non-cash gain related to the contribution of Chrome to the Chrome Data Solutions joint venture.

Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$61,364	$54,140	$7,224	13%
Subscription services revenue	42,778	33,281	9,497	29%
Other	4,917	4,196	721	17%

Total net revenue	$109,059	$91,617	$17,442	19%

Transaction Services Revenue. The increase in transaction services revenue is primarily due to the improving credit availability, increased application activity, and an increase in automobile sales. These industry trends had a positive impact on the following changes in our key business metrics.

	Three Months Ended March 31,		Variance
	2013	2012	Amount	Percent
Average transaction price (1)	$2.60	$2.53	$0.07	3%
Transaction revenue per car sold	$8.99	$8.61	$0.38	4%
Active lenders in our U.S. network as of end of the period	1,291	1,165	126	11%
Active lender to dealer relationships as of end of the period	181,578	172,075	9,503	6%
Transactions processed (in thousands, except percentages)	24,106	21,751	2,355	11%

(1) - Revenue used in the calculation adds back (excludes) contra-revenue.

Our average transaction price and the total number of transactions processed increased 3% and 11%, respectively, which resulted in an increase in revenue of $1.5 million and $6.0 million, respectively, offset by additional contra-revenue of $0.3 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 11% in active lender customers in our U.S. Dealertrack network and a 6% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional volumes at Dealertrack Processing solutions, which are at higher average price than our other transactions, also contributed to the increase. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold.

Subscription Services Revenue. The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealertrack CentralDispatch on August 1, 2012 and ClickMotive on October 1, 2012 and organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Three Months Ended March 31,		Variance
	2013	2012	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$737	$691	$46	7%
Subscribing dealers in U.S. and Canada as of end of the period	17,832	16,143	1,689	11%
(1)	- Revenue used in the calculation adds back (excludes) contra-revenue.
(2)	- Subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 7% and 11%, respectively. The Dealertrack CentralDispatch and ClickMotive acquisitions contributed $8.0 million in total to subscription services revenue. Their acquired quarterly subscription services revenue upon acquisition was $6.8 million. In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Other Revenue. The increase in other revenue of $0.8 million was primarily due to additional revenue from our various solutions.

Operating Expenses

	Three Months Ended March 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$63,188	$53,150	$10,038	19%
Product development	3,630	2,994	636	21%
Selling, general and administrative	41,490	34,128	7,362	22%

Total operating expenses	$108,308	$90,272	$18,036	20%

Cost of Revenue. The increase was primarily the result of an increase of $3.0 million in technology expenses, including technology consulting and other related expenses, and $1.5 million of direct costs of revenue related to ClickMotive, which was acquired during 2012. In addition, there were increases of $1.0 million for amortization of software development costs, $2.5 million of compensation and related benefit costs, primarily due to additional team members from the acquisitions of Dealertrack CentralDispatch and ClickMotive during 2012, $0.5 million of intangible amortization expense, and $1.1 million of Dealertrack Processing Solutions costs.

Product Development Expenses. The increase was primarily the result of increased compensation and related benefit costs, and other costs, primarily due to acquired businesses.

Selling, General and Administrative Expenses. The increase was primarily the result of an increase of $5.0 million in compensation and related benefit costs primarily due to additional team members, including those from the acquisitions of Dealertrack CentralDispatch and ClickMotive in 2012. Additionally, there were increases of $1.4 million in marketing and rebranding, $0.6 million in professional fees, including acquisition and integration costs, and $0.3 million in occupancy and telecom costs, which are primarily acquisition-related. Marketing costs included expenses related to the rebranding, including costs related to the launch of our newly rebranded comprehensive suite of technologies at National Automobile Dealers Association (NADA), our industry’s largest trade event. These increases were offset by a reduction of $0.4 million in bad debt expense and income of $0.5 million related to the decrease in the ClickMotive contingent consideration liability.

Interest Expense

	Three Months Ended March 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(3,364)	$(1,157)	$(2,207)	191%

The increase in interest expense is primarily due to interest expense from the senior convertible notes issued in March 2012. Interest expense related to the notes for the three months ended March 31, 2013 consisted of coupon interest of $0.8 million, amortization of debt discount of $1.9 million, and amortization of debt issuance costs of $0.2 million. Interest expense related to our revolving credit facility for the three months ended March 31, 2013 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Gain on Disposal of Subsidiary

	Three Months Ended March 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary	$—	$27,693	$(27,693)	(100)%

During the three months ended March 31, 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million.

Earnings from Equity Method Investment, Net

	Three Months Ended March 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$1,219	$163	$1,056	648%

During the three months ended March 31, 2013, we recorded net earnings from the Chrome Data Solutions joint venture of $1.2 million, as compared to $0.2 million for the three months ended March 31, 2012. The net earnings for the three months ended March 31, 2013 consisted of our 50% share of the joint venture net income in the amount of $1.9 million, which was reduced by approximately $0.7 million of basis difference amortization.

Benefit from (Provision for) Income Taxes, Net

	Three Months Ended March 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Benefit from (provision for) income taxes, net	$1,170	$(11,389)	$12,559	(110)%

The net benefit from income taxes for the three months ended March 31, 2013 of $1.2 million consisted primarily of $1.3 million of federal income tax benefit, including $0.4 million from research and development credits, $0.4 million of state income tax benefit and $0.5 million of tax expense for our Canadian subsidiary.

The net provision for income taxes for the three months ended March 31, 2012 of $11.4 million consisted primarily of $9.9 million of federal income tax expense, $1.0 million of state income tax expense and $0.5 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the three months ended March 31, 2013 was a benefit of 97.2% compared with 40.2% for the three months ended March 31, 2012.

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

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for three months ended March 31, 2013 were $9.6 million, of which $7.3 million was paid in cash.

As of March 31, 2013, we had $131.6 million of cash and cash equivalents, $39.3 million in short-term marketable securities, $4.4 million in long-term marketable securities and $186.4 million in working capital, as compared to $143.8 million of cash and cash equivalents, $34.0 million in short-term marketable securities, $4.4 million in long-term marketable securities, and $172.1 million in working capital as of December 31, 2012.

On April 1, 2013, we acquired the nets assets of Casey & Casey for $21.2 million in cash. For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(5,000)	$851
Net cash used in investing activities	$(12,821)	$(7,110)
Net cash provided by financing activities	$5,980	$184,709

Operating Activities

The increase in net cash used in operations of $5.9 million is primarily due to non-cash items including a reduction in net income of $17.0 million and a decrease in deferred tax provision of $12.1 million, offset by a $27.7 million gain recorded from the contribution of net assets of Chrome for our investment in Chrome Data Solutions during 2012. Also contributing to the increase were net changes in operating assets and liabilities of $5.8 million, primarily in prepaid expenses and other current assets.

The decrease of $12.1 million in deferred tax provision was a result of the $1.2 million deferred tax benefit for the three months ending March 31, 2013 as compared to a deferred tax provision of $10.9 million for the three months ending March 31, 2012. The 2012 deferred tax provision of $10.9 million includes $10.4 million of deferred tax expense on the gain from the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and $1.2 million of deferred tax expense from the elimination of Chrome net deferred tax assets.

Investing Activities

The increase in net cash used in investing activities of $5.7 million is primarily the result of purchases of marketable securities of $18.0 million and an increase in capital expenditures, software and website development costs of $1.9 million. These increases were offset by $12.5 million of sales and maturities of marketable securities and $1.8 million of cash which was included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the three months ended March 31, 2012.

Financing Activities

The decrease in net cash provided by financing activities of $178.7 million is due to the March 2012 issuance of our senior convertible notes of $200.0 million, net payment for the call spread overlay of $14.2 million, and $6.7 million of debt issuance costs from fees paid for the senior convertible notes and the amended credit facility, offset by an increase of $0.6 million from additional windfall tax benefits.

Contractual Obligations

As of March 31, 2013, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of March 31, 2013, we had $131.6 million of cash and cash equivalents, $39.3 million of short-term marketable securities and $4.4 million of long-term marketable securities. As of December 31, 2012, we had $143.8 million of cash and cash equivalents, $34.0 million of short-term marketable securities and $4.4 million of long-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.2 million on consolidated operating results for the three months ended March 31, 2013.

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

See Note 9 to our consolidated financial statements included in Item 1 of Part I of this report for more information regarding the notes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013, that could materially affect our business, financial condition or results of operations. There were no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, other than as provided below.

We are subject, directly and indirectly, to extensive and complex federal and state regulation and new regulations and/or changes to existing regulations may adversely affect our business.

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulation.

We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients, and to us as a service provider, which certain regulations obligate our clients to monitor. These include the Fair Credit Reporting Act (FCRA), the Gramm-Leach-Bliley Act (the GLB Act) and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, and applicable Federal Communications Commission (FCC) telemarketing rules, and the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule, as well as regulations promulgated by the Federal Reserve Board and the Consumer Financial Protection Bureau (CFPB). If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws or regulations, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The CFPB is conducting supervisory audits of large auto lenders. If the CFPB enters into a consent decree with one or more lenders on disparate impact credit discrimination claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

On March 21, 2013, the CFPB issued guidance regarding possible Equal Credit Opportunity Act (ECOA) “disparate impact” credit discrimination in indirect auto finance in connection with dealer rate markups. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of “buy rates” or the selection of lenders to which dealers submit credit applications) result in statistically significant negative rates or terms for protected classes of persons under ECOA. The CFPB recommended that lenders either implement a compliance program to monitor and assess the impact on ECOA protected classes of dealer rate markups or eliminate dealer rate markups and compensate dealers on a flat fee basis instead. It is too early tell what impact this guidance will have on industry practices or the impact of any changed industry practices on our business and revenues. In the event that any industry practices result in a decrease in the number of applications being submitted by dealers on our network to lenders on our network, it could have a material adverse effect on our revenues and profitability.

On May 2, 2013, the Wall Street Journal reported that the CFPB had issued subpoenas to U.S. auto lenders over the sale of service contracts and other credit protection products. These aftermarket products are a significant profit center for our dealer customers. Any regulation or restriction placed on the sale of these products could reduce dealer profitability which could have an adverse impact on the dollar amount that dealers spend on our products and services.

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

In the United States, the enforceability of electronic transactions is primarily governed by the E-SIGN Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by nearly every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. Uniform Commercial Code (UCC) 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

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

The following table sets forth the repurchases for the three months ended March 31, 2013, all of which were in conjunction with the vesting of restricted common stock units:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2013	14,530	$32.22	n/a	n/a
February 2013	6,346	$33.03	n/a	n/a
March 2013	—	$—	n/a	n/a

Total	20,876

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

Dealertrack Technologies, Inc.

Date: May 9, 2013	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Document

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

