Form 10-Q
period 2013-06-30
Dealertrack Technologies, Inc
filed 2013-08-06
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 43,749,275 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$121,579	$143,811
Marketable securities	43,808	34,031
Customer funds	5,262	1,999
Customer funds receivable	29,003	14,077
Accounts receivable, net of allowances of $6,843 and $4,558 as of June 30, 2013 and December 31, 2012, respectively	58,507	43,679
Deferred tax assets, net	4,412	4,412
Prepaid expenses and other current assets	26,641	19,142

Total current assets	289,212	261,151

Marketable securities – long-term	—	4,428
Property and equipment, net	31,289	27,407
Investments	121,666	122,808
Software and website development costs, net	57,457	46,182
Intangible assets, net	114,282	117,599
Goodwill	278,142	270,646
Deferred tax assets, net	43,881	43,611
Other assets — long-term	13,379	16,684

Total assets	$949,308	$910,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,541	$18,834
Accrued compensation and benefits	15,929	15,148
Accrued liabilities — other	22,438	16,870
Customer funds payable	34,265	16,076
Deferred revenue	8,474	7,959
Deferred tax liabilities	3,125	3,031
Due to acquirees	11,439	11,124

Total current liabilities	109,211	89,042

Deferred tax liabilities	76,898	77,368
Deferred revenue	5,724	5,525
Senior convertible notes, net	166,231	162,279
Other liabilities	3,636	4,985

Total long-term liabilities	252,489	250,157

Total liabilities	361,700	339,199

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 46,826,943 shares issued and 43,674,768 shares outstanding as of June 30, 2013; and 45,998,679 shares issued and 42,870,061 shares outstanding as of December 31, 2012	468	460
Treasury stock, at cost, 3,152,175 shares and 3,128,618 shares as of June 30, 2013 and December 31, 2012, respectively	(53,160)	(52,398)
Additional paid-in capital	558,590	541,948
Accumulated other comprehensive income	4,225	7,627
Retained earnings	77,485	73,680

Total stockholders’ equity	587,608	571,317

Total liabilities and stockholders’ equity	$949,308	$910,516

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenue:
Net revenue	$121,782	$96,396	$230,841	$188,013

Operating expenses:
Cost of revenue	67,587	53,712	130,775	106,862
Product development	4,064	2,944	7,694	5,938
Selling, general and administrative	42,502	34,067	83,992	68,195

Total operating expenses	114,153	90,723	222,461	180,995

Income from operations	7,629	5,673	8,380	7,018
Interest income	117	184	241	414
Interest expense	(3,345)	(3,208)	(6,709)	(4,365)
Other income (expense), net	62	(926)	128	(850)
Gain on disposal of subsidiary and sale of other assets	—	5,500	—	33,193
Earnings from equity method investment, net	1,279	145	2,498	308
Income before provision for income taxes, net	5,742	7,368	4,538	35,718
Provision for income taxes, net	(1,903)	(1,443)	(733)	(12,832)

Net income	$3,839	$5,925	$3,805	$22,886

Basic net income per share	$0.09	$0.14	$0.09	$0.54
Diluted net income per share	$0.09	$0.13	$0.09	$0.52
Weighted average common stock outstanding (basic)	43,545	42,470	43,360	42,286
Weighted average common stock outstanding (diluted)	44,881	43,957	44,741	43,839

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$3,839	$5,925	$3,805	$22,886

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2,257)	(1,136)	(3,577)	(156)
Net change in unrealized gains (losses) on securities	63	(47)	175	(14)
Other comprehensive loss, net of tax	(2,194)	(1,183)	(3,402)	(170)

Total comprehensive income	$1,645	$4,742	$403	$22,716

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$3,805	$22,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,821	24,927
Deferred tax (benefit) provision	(653)	11,389
Stock-based compensation expense	7,126	6,712
Provision for doubtful accounts and sales credits	5,559	3,831
Earnings from equity method investment, net	(2,498)	(308)
Deferred compensation	84	75
Stock-based compensation windfall tax benefit	(4,278)	(4,108)
Gain on disposal of subsidiary and sale of other assets	—	(33,193)
Realized gain on sale of securities	(11)	—
Amortization of debt issuance costs and debt discount	4,666	2,981
Change in contingent consideration	(500)	(900)
Change in fair value of warrant	—	1,000
Amortization of deferred interest	636	164
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,535)	(7,223)
Prepaid expenses and other current assets	(4,185)	478
Other assets — long-term	7,075	4,092
Accounts payable and accrued expenses	(4,351)	(6,130)
Deferred rent	178	7
Deferred revenue	453	613
Other liabilities — long-term	(884)	(743)

Net cash provided by operating activities	20,508	26,550

Investing Activities:
Capital expenditures	(6,112)	(4,340)
Capitalized software and website development costs	(17,360)	(9,223)
Proceeds from sale of Chrome-branded asset	—	5,500
Purchases of marketable securities	(27,231)	(70,175)
Proceeds from sales and maturities of marketable securities	21,309	4,500
Cash contributed for equity method investment	—	(1,750)
Payment for acquisition of businesses, net of acquired cash	(20,984)	—

Net cash used in investing activities	(50,378)	(75,488)

Financing Activities:
Principal payments on capital lease obligations and financing arrangements	(74)	(445)
Proceeds from stock purchase plan and exercise of stock options	5,295	5,451
Proceeds from issuance of senior convertible notes	—	200,000
Payments for debt issuance costs	—	(7,723)
Payments for convertible note hedges	—	(43,940)
Proceeds from issuance of warrants	—	29,740
Purchases of treasury stock	(762)	(742)
Stock-based compensation windfall tax benefit	4,278	4,108

Net cash provided by financing activities	8,737	186,449

Net (decrease) increase in cash and cash equivalents	(21,133)	137,511
Effect of exchange rate changes on cash and cash equivalents	(1,099)	(69)
Cash and cash equivalents, beginning of period	143,811	78,709

Cash and cash equivalents, end of period	$121,579	$216,151

Supplemental Disclosure:
Cash paid for:
Income taxes	$3,298	$2,041
Interest	1,891	260
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	5,714	1,364
Assets acquired under capital leases and financing arrangements	116	725
Non-cash consideration issued for investment in Chrome Data Solutions	—	42,301

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2012 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of results of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 26, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

3. Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. We adopted this update in the first quarter of 2013. The amounts reclassified out of accumulated other comprehensive income during the three and six month periods were not material.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2013
Cash equivalents (1)	$39,805	$—	$—	$39,805
Marketable securities (2)	—	43,808	—	43,808

Total	$39,805	$43,808	$—	$83,613

Contingent consideration (3)	—	—	(500)	(500)

Total	$—	$—	$(500)	$(500)

As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Cash equivalents (1)	$63,774	$—	$—	$63,774
Marketable securities (2)	—	38,459	—	38,459

Total	$63,774	$38,459	$—	$102,233

Contingent consideration (3)	—	—	(1,000)	(1,000)

Total	$—	$—	$(1,000)	$(1,000)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of June 30, 2013 and December 31, 2012, these investments were at least AA rated.

(2)	As of June 30, 2013, Level 2 marketable securities include U.S. treasury and agency securities, corporate bonds, certificates of deposit, and non-U.S. government securities. As of December 31, 2012, Level 2 marketable securities (short-term and long-term) include U.S. treasury and agency securities, corporate bonds and municipal bonds. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of June 30, 2013 to be $0.5 million. We recorded income of $0.5 million for the six months ended June 30, 2013 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of December 31, 2012.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)
Change in fair value of contingent consideration	500

Balance as of June 30, 2013	$(500)

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of June 30, 2013 and December 31, 2012 was $231.0 million and $211.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objective of capital preservation, maintaining liquidity, and avoiding concentrations.

The following is a summary of available-for-sale securities as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$15,237	$333	$—	$15,570
Non-U.S. government securities	5,097	—	(1)	5,096
Certificates of deposit	3,436	—	—	3,436
Corporate debt securities	19,731	0	(25)	19,706

Total	$43,501	$333	$(26)	$43,808

As of December 31, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$17,706	$20	$0	$17,726
Corporate debt securities	20,545	20	(2)	20,563
Municipal securities	170	—	0	170

Total	$38,421	$40	$(2)	$38,459

As of June 30, 2013, $43.8 million of marketable securities had scheduled maturities of less than one year. In addition, more than half of our marketable securities were AA rated, and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Amounts reclassified out of accumulated other comprehensive income during the three and six month periods were not material.

6. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2013	2012
Computer equipment	3 – 5	$51,055	$47,052
Office equipment	5	5,128	5,245
Furniture and fixtures	5	6,520	5,171
Leasehold improvements	3 – 10	6,146	4,575

Total property and equipment, gross		68,849	62,043
Less: Accumulated depreciation and amortization		(37,560)	(34,636)

Total property and equipment, net		$31,289	$27,407

Depreciation expense related to property and equipment for the three and six months ended June 30, 2013 was $2.9 million and $5.5 million, respectively, and for the three and six months ended June 30, 2012 was $2.3 million and $4.5 million, respectively.

7. Investments

Investments as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Cost method investment	$82,690	$82,690

Equity method investment	38,976	40,118

Total investments	$121,666	$122,808

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

We assessed recoverability of the investment as of June 30, 2013 and do not believe this investment was impaired.

Equity method investment

We record in our consolidated statement of operations fifty percent (50%) of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand. Distributions are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of June 30, 2013 is $10.1 million. The amortization of the basis difference to be recorded for the remainder of 2013 is $1.4 million.

The change in our equity method investment for the three and six months ended June 30, 2013 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Beginning balance	$40,237	$40,118
Share of net income	1,985	3,910
Amortization of basis difference	(706)	(1,412)
Cash distributions received	(2,540)	(3,640)

Ending balance	$38,976	$38,976

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three and six months ended June 30, 2013, we accrued approximately $0.1 million and $0.3 million, respectively, of expense in connection with the annual data license.

Exclusive of the annual data license fee, during the three and six months ended June 30, 2013 we incurred expenses of approximately $0.1 million and $0.2 million, respectively, for services received and earned income of approximately $0.1 million and $0.1 million, respectively, for services performed, related to agreements with Chrome Data Solutions. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively.

The summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet	(Unaudited)	(Unaudited)
	June 30, 2013	December 31, 2012
Current assets	$12,632	$10,577
Non-current assets	33,333	34,053
Total assets	$45,965	$44,630

Current liabilities	$6,575	$5,525
Non-current liabilities	—	226
Total liabilities	$6,575	$5,751

Condensed Results of Operations	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$11,737	$11,021	$23,024	$22,031
Gross profit	7,514	7,046	15,037	13,567
Net income	3,969	2,282	7,819	4,601

8. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
					Estimated
	Gross	Accumulated	Gross	Accumulated	Useful Life
	Book Value	Amortization	Book Value	Amortization	(Years)
Customer relationships	$104,419	$(48,440)	$99,673	$(43,229)	4 - 10
Technology	71,520	(28,901)	69,620	(22,369)	2 - 8
Trade names	11,000	(3,227)	9,100	(2,480)	2 - 10
Non-compete agreements	8,130	(5,466)	7,540	(4,469)	3 - 6
State DMV relationships	7,790	(2,543)	6,190	(1,977)	6 - 8

Total	$202,859	$(88,577)	$192,123	$(74,524)

Amortization expense related to intangibles for the three and six months ended June 30, 2013 was $7.8 million and $15.1 million, respectively, and for the three and six months ended June 30, 2012 was $6.7 million and $13.5 million, respectively.

Amortization expense that will be incurred for the remaining period of 2013 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2013	$15,734
2014	28,522
2015	25,831
2016	16,732
2017	10,236
Thereafter	17,227

Total	$114,282

9. Goodwill

The change in carrying amount of goodwill for the six months ended June 30, 2013 was as follows (in thousands):

Goodwill, gross, as of December 31, 2012	$270,646
Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$270,646

Impact of change in Canadian dollar exchange rate	(1,533)
Acquisition of Casey & Casey	9,029
Goodwill, gross, as of June 30, 2013	$278,142

Accumulated impairment losses as of June 30, 2013	—
Goodwill, net, as of June 30, 2013	$278,142

10. Senior Convertible Notes

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

The net carrying amount of the liability component of the notes as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Principal amount	$200,000	$200,000
Unamortized discount	33,769	37,721

Net carrying value	$166,231	$162,279

Total interest expense associated with the notes consisted of the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash interest expense (1.50% coupon rate)	$750	$750	$1,500	$958
Amortization of debt issuance costs and debt discount	2,251	2,107	4,441	2,693

Total interest expense	$3,001	$2,857	$5,941	$3,651

As of June 30, 2013, total capitalized debt issuance costs remaining to be amortized to interest expense was $4.2 million.

As of June 30, 2013, the "if-converted value" did not exceed the principal amount of the notes since the closing share price of our common stock was less than the initial conversion price of the notes.

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there will be no potential impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37, with additional dilution if our stock price exceeds the warrant strike price of $46.18. Subsequent to June 30, 2013, the closing share price of our common stock has exceeded the initial conversion price of the notes on several trading days.

11. Business Combinations

Casey & Casey NPS, Inc. Acquisition

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. (doing business as “Auto Title Express”) (Casey & Casey) for $21.3 million in cash, reflective of final working capital adjustments.

Casey & Casey is Louisiana’s first electronic general public license tag agency and the largest provider of electronic vehicle registration, lien and title services, among other related services, in the state. Casey & Casey is now part of our Processing solution. This acquisition expands our transaction business and further strengthens our relationships with dealers and lenders.

We expensed approximately $0.1 million and $0.4 million of professional fees associated with the acquisition for the three and six months ended June 30, 2013, respectively.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition as follows (in thousands):

Current assets	$5,633
Property and equipment	32
Non-current assets	15
Intangible assets	11,990
Goodwill	9,029

Total assets acquired	26,699
Total liabilities assumed	(5,387)

Net assets acquired	$21,312

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of FASB ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining Casey & Casey with our current products and processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$6,000	9
Technology	1,900	4
Trade names	1,900	10
State DMV relationships	1,600	8
Non-compete agreement	590	6

Total acquired identifiable intangible assets	$11,990

The results of Casey & Casey were included in our consolidated statement of operations from the date of acquisition. Casey & Casey revenue, which is primarily transaction-based, was $2.2 million from the date of acquisition through June 30, 2013. We are unable to provide Casey & Casey earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the acquisitions of Dealertrack CentralDispatch and ClickMotive had been completed as of January 1, 2011, and the acquisition of Casey & Casey had been completed as of January 1, 2012. The unaudited pro forma financial results for 2013 reflect the results for the three and six months ended June 30, 2013, as well as the effects of the pro forma adjustments for the stated transactions in 2013. The unaudited pro forma financial results for 2012 reflect the results for the three and six months ended June 30, 2012, as well as the effects of the pro forma adjustments for the stated transactions in both 2013 and 2012. Pro forma results of operations for the November 1, 2012 acquisition of the assets of Ford’s iCONNECT DMS have not been presented because they are not material to the consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenue	$121,782	$104,854	$232,884	$204,154
Net income	4,083	7,332	4,073	25,338
Basic net income per share	0.09	0.17	0.09	0.60
Diluted net income per share	0.09	0.17	0.09	0.58

12. Net Income Per Share

We compute net income per share in accordance with FASB ASC Topic 260, Earnings Per Share (ASC Topic 260). Under ASC Topic 260, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period and (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net income	$3,839	$5,925	$3,805	$22,886

Denominator:
Weighted average common stock outstanding (basic)	43,545	42,470	43,360	42,286
Common equivalent shares from options to purchase common stock and restricted common stock units	1,336	1,487	1,381	1,553

Weighted average common stock outstanding (diluted)	44,881	43,957	44,741	43,839

Basic net income per share	$0.09	$0.14	$0.09	$0.54
Diluted net income per share	$0.09	$0.13	$0.09	$0.52

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock options	1,043	724	850	620
Restricted stock units	11	13	253	197
Performance stock units	—	—	24	—

Total antidilutive awards	1,054	737	1,127	817

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there will be no potential impact to diluted earnings per share unless the share price of our stock exceeds the conversion price of $37.37, with additional dilution if our share price exceeds the warrant strike price of $46.18. There will be no impact to earnings per share if the impact is anti-dilutive under the if-converted method of accounting. Our share price during the three and six months ended June 30, 2013 did not exceed the conversion price or warrant strike price and therefore there was no impact to diluted net income per share. Subsequent to June 30, 2013, the closing share price of our common stock has exceeded the initial conversion price of the notes on several trading days.

13. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We currently have three types of stock-based compensation awards: stock options, restricted stock units and performance stock units. For further information, see Notes 2 and 14 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following summarizes stock-based compensation expense by expense category for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$786	$590	$1,478	$1,225
Product development	195	206	363	420
Selling, general and administrative	2,874	2,586	5,285	5,067

Total stock-based compensation expense	$3,855	$3,382	$7,126	$6,712

14. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency is reviewing our 2009 and 2010 tax return filings. The Internal Revenue Service has concluded a review of our consolidated federal income tax returns through December 31, 2007 and is currently reviewing our consolidated federal income tax returns for 2009, 2010 and 2011. New York has concluded their review of our 2006 (amended) and 2007 state tax returns and is currently reviewing our 2008 and 2009 state returns. Our amended return filings in California and Pennsylvania are under review by each of the respective states. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings. All of our other significant taxing jurisdictions are closed for years prior to 2008.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of June 30, 2013 and December 31, 2012, was $0.5 million.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both June 30, 2013 and December 31, 2012, accrued interest and penalties related to tax positions taken on our tax returns was approximately $0.1 million.

The net provision from income taxes for the three months ended June 30, 2013 of $1.9 million consisted of $0.5 million of federal income tax expense, $0.3 million of state income tax expense and $1.1 million of tax expense for our Canadian subsidiary.

The net provision from income taxes for the six months ended June 30, 2013 of $0.7 million consisted of $0.8 million of federal income tax benefit and $1.5 million of tax expense for our Canadian subsidiary.

15. Commitments and Contingencies

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

Retail Sales Tax

On an ongoing basis, various tax jurisdictions in the United States conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional sales tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority. We currently have $0.9 million of pending assessments in one state. In June 2013, an administrative hearing was held on this matter and we are currently awaiting a ruling. As of June 30, 2013, we have not accrued any amounts related to this assessment. We have estimated that potential additional assessments of $0.7 million may exist for periods subsequent to the assessment period based upon a calculation consistent with the pending assessment. We believe that our position on this matter is correct and in the event we do not prevail in the administrative hearing, we intend to appeal the matter in court.

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which may be applied against fees that are charged in connection with their purchase of certain future products or services of Dealertrack. These service credits expire on December 31, 2015. The service credits are being recorded as a reduction in revenue as they are utilized. As of December 31, 2012, approximately $0.6 million of the service credit remained. For the three and six months ended June 30, 2013, we recorded contra revenue related to the service credits of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2012, we recorded contra revenue related to the service credits of $0.1 million and $0.4 million, respectively.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.5 million as of June 30, 2013, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.4 million as of June 30, 2013.

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

Revenue earned in Canada for both the three and six months ended June 30, 2013 was approximately 10% of our total net revenue. Revenue earned in Canada for the three and six months ended June 30, 2012 was approximately 11% and 10%, respectively, of our total net revenue. Long-lived assets in Canada were $41.3 million and $44.8 million as of June 30, 2013 and December 31, 2012, respectively.

Supplemental disclosure of revenue by service type for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Transaction services revenue	$71,645	$57,493	$133,009	$111,633
Subscription services revenue	44,623	33,932	87,401	67,213
Other	5,514	4,971	10,431	9,167

Total net revenue	$121,782	$96,396	$230,841	$188,013

17. Revolving Credit Facility

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

Debt issuance costs associated with the credit facility amortized to interest expense for the three and six months ended June 30, 2013 were $0.1 million and $0.2 million, respectively. Debt issuance costs associated with the credit facility amortized to interest expense for the three and six months ended June 30, 2012 were $0.1 million and $0.2 million, respectively. As of June 30, 2013, there was $1.6 million of debt issuance costs remaining to be amortized to interest expense. Interest expense related to the commitment fee for the three and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively. Interest expense related to the commitment fee for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively.

As of June 30, 2013, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

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

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services;

•	Digital Retailing solutions, which integrate advanced vehicle search, pricing and payment tools directly into a retailer’s website; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

Executive Summary

Below are selected highlights of operations for the three months ended June 30, 2013:

•	On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. (doing business as "Auto Title Express") (Casey& Casey) for $21.3 million in cash, reflective of final working capital adjustments. Casey & Casey is Louisiana's first electronic general public license tag agency and the largest provider of electronic vehicle registration, lien and title services, among other related services, in the state.

•	Revenue for the three months ended June 30, 2013 was $121.8 million, an increase of $25.4 million from the three months ended June 30, 2012.

•	Net income for the three months ended June 30, 2013 was $3.8 million as compared to $5.9 million for the three months ended June 30, 2012. Net income for the three months ended June 30, 2012 was impacted by a $3.5 million gain (net of taxes) from the sale of certain Chrome branded assets that were not contributed to the Chrome Data joint venture.

Below are selected highlights of operations for the six months ended June 30, 2013:

•	Revenue for the six months ended June 30, 2013 was $230.8 million, an increase of $42.8 million from the six months ended June 30, 2012.

•	Net income for the six months ended June 30, 2013 was $3.8 million as compared to $22.9 million for the six months ended June 30, 2012. Net income for the six months ended June 30, 2012 was positively impacted by $16.1 million (net of tax) from a non-cash gain related to the contribution of Chrome to the Chrome Data Solutions joint venture and the $3.5 million gain (net of taxes) from the sale of certain Chrome branded assets that were not contributed to the Chrome Data joint venture.

Non-GAAP Financial Measures and Other Business Statistics

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net income, adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net income	$3,839	$5,925	$3,805	$22,886

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$32,835	$25,037	$57,064	$44,456
Adjusted net income (non-GAAP) (1)	$16,702	$13,714	$28,738	$23,158

Capital expenditures, software and website development costs	$19,721	$7,688	$29,302	$15,652
Active dealers in our U.S. network as of end of the period (2)	20,205	18,638	20,205	18,638
Active lenders in our U.S. network as of end of the period (3)	1,355	1,212	1,355	1,212
Active lender to dealer relationships as of end of the period (4)	184,273	177,570	184,273	177,570
Transactions processed (5)	26,176	22,562	50,282	44,313
Average transaction price (6)	$2.79	$2.59	$2.70	$2.56
Transaction revenue per car sold (7)	$7.38	$6.12	$8.04	$7.12
Subscribing dealers in U.S. and Canada as of end of the period (8)	18,076	16,280	18,076	16,280
Average monthly subscription revenue per subscribing dealership (9)	$757	$697	$747	$693

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net income	$3,839	$5,925	$3,805	$22,886
Interest income	(117)	(184)	(241)	(414)
Interest expense – cash	981	988	2,043	1,442
Interest expense – non-cash (10)	2,364	2,220	4,666	2,923
Provision for income taxes, net	1,903	1,443	733	12,832
Depreciation of property and equipment and amortization of capitalized software and website costs	7,165	6,295	13,746	11,395
Amortization of acquired identifiable intangibles	7,759	6,653	15,075	13,532

EBITDA (non-GAAP)	23,894	23,340	39,827	64,596
Adjustments:
Stock-based compensation	3,855	3,382	7,126	6,712
Contra-revenue (11)	1,381	996	2,735	2,098
Acquisition-related and other professional fees	573	538	1,056	737
Acquisition-related contingent consideration changes and compensation expense, net (12)	594	(220)	629	(42)
Integration and other related costs	1,567	221	2,366	221
Gain on disposal of subsidiary and sale of other assets	—	(5,500)	—	(33,193)
Amortization of equity method investment basis difference (13)	706	996	1,412	1,993
Rebranding expense	265	284	1,913	334
Change in fair value of warrant	—	1,000	—	1,000

Adjusted EBITDA (non-GAAP)	$32,835	$25,037	$57,064	$44,456

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net income	$3,839	$5,925	$3,805	$22,886
Adjustments:
Interest expense – non-cash (not tax-impacted) (10)	2,364	2,220	4,666	2,923
Amortization of acquired identifiable intangibles	7,759	6,653	15,075	13,532
Stock-based compensation	3,855	3,382	7,126	6,712
Contra-revenue (11)	1,381	996	2,735	2,098
Gain on disposal of subsidiary and sale of other assets	—	(5,500)	—	(33,193)
Acquisition-related and other professional fees	573	538	1,056	737
Acquisition-related contingent consideration changes and compensation expense, net (12)	594	(220)	629	(42)
Integration and other related costs	1,810	221	2,609	221
Rebranding expense	265	284	1,913	334
Amortization of equity method investment basis difference (13)	706	996	1,412	1,993
Accelerated depreciation of certain technology assets (14)	—	929	—	929
Change in fair value of warrant	—	1,000	—	1,000
Amended state tax returns impact (non-taxable)	—	—	56	—
Tax impact of adjustments (15)	(6,444)	(3,710)	(12,344)	3,028

Adjusted net income (non-GAAP)	$16,702	$13,714	$28,738	$23,158

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes and revolving credit facility.

(11)	For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 15 and Note 17 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList and ClickMotive acquisitions and other additional acquisition-related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(14)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(15)	The tax impact of adjustments for the three and six months ended June 30, 2013 are based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.8%, respectively, for the three months ended June 30, 2013, and 38.1% and 37.7%, respectively, for the six months ended June 30, 2013. The tax impact of adjustments for the three and six months ended June 30, 2012 were based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.3% and 36.8%, respectively, for the three months ended June 30, 2012, and 37.3% and 36.9%, respectively, for the six months ended June 30, 2012.

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

Acquisitions

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey for $21.3 million in cash, reflective of final working capital adjustments. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)
Change in fair value of contingent consideration	500

Balance as of June 30, 2013	$(500)

In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of June 30, 2013 to be $0.5 million. We recorded income of $0.5 million for the six months ended June 30, 2013 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of December 31, 2012.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates. Management believes there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, except as set forth below.

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

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue

	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$121,782	100%	$96,396	100%	$230,841	100%	$188,013	100%

Operating expenses:
Cost of revenue	67,587	56	53,712	56	130,775	57	106,862	57
Product development	4,064	3	2,944	3	7,694	3	5,938	3
Selling, general and administrative	42,502	35	34,067	35	83,992	36	68,195	36

Total operating expenses	114,153	94	90,723	94	222,461	96	180,995	96

Income from operations	7,629	6	5,673	6	8,380	4	7,018	4
Interest income	117	—	184	0	241	0	414	0
Interest expense	(3,345)	(3)	(3,208)	(3)	(6,709)	(3)	(4,365)	(2)
Other income (expense), net	62	—	(926)	(1)	128	0	(850)	(1)
Gain on disposal of subsidiary and sale of other assets	—	—	5,500	6	—	—	33,193	18
Earnings from equity method investment, net	1,279	2	145	0	2,498	1	308	0
Income before provision for income taxes, net	5,742	5	7,368	8	4,538	2	35,718	19
Provision for income taxes, net	(1,903)	(2)	(1,443)	(2)	(733)	0	(12,832)	(7)

Net income	$3,839	3%	$5,925	6%	$3,805	2%	$22,886	12%

Three Months Ended June 30, 2013 and 2012

Revenue

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$71,645	$57,493	$14,152	25%
Subscription services revenue	44,623	33,932	10,691	32%
Other	5,514	4,971	543	11%

Total net revenue	$121,782	$96,396	$25,386	26%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to the improving credit availability, increased application activity, and an increase in automobile sales. These industry trends had a positive impact on the following changes in our key business metrics.

	Three Months Ended June 30,		Variance
	2013	2012	Amount	Percent
Average transaction price (1)	$2.79	$2.59	$0.20	8%
Transaction revenue per car sold	$7.38	$6.12	$1.26	21%
Active lenders in our U.S. network as of end of the period	1,355	1,212	143	12%
Active lender to dealer relationships as of end of the period	184,273	177,570	6,703	4%
Transactions processed (in thousands, except percentages)	26,176	22,562	3,614	16%

(1)	- Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 8% and 16%, respectively, which resulted in an increase in revenue of $5.1 million and $9.4 million, respectively, offset by additional contra-revenue of $0.3 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 12% in active lender customers in our U.S. Dealertrack network and a 4% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional volumes at Dealertrack Processing solutions, which are at higher average price than our other transactions, also contributed to the increase. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Casey & Casey acquisition contributed $2.1 million to transaction services revenue for the three months ended June 30, 2013.

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealertrack CentralDispatch on August 1, 2012 and ClickMotive on October 1, 2012, and organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Three Months Ended June 30,		Variance
	2013	2012	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$757	$697	$60	9%
Subscribing dealers in U.S. and Canada as of end of the period (2)	18,076	16,280	1,796	11%

(1)	- Revenue used in the calculation adds back (excludes) contra revenue.
(2)	- Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 9% and 11%, respectively. The Dealertrack CentralDispatch and ClickMotive acquisitions contributed $8.7 million in total to subscription services revenue. Their acquired quarterly subscription services revenue upon acquisition was $6.8 million. In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Other Revenue.  The increase in other revenue resulted from increased training revenue, primarily from our DMS solution.

Operating Expenses

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$67,587	$53,712	$13,875	26%
Product development	4,064	2,944	1,120	38%
Selling, general and administrative	42,502	34,067	8,435	25%

Total operating expenses	$114,153	$90,723	$23,430	26%

Cost of Revenue. The increase was primarily the result of $4.2 million of additional compensation and related benefit costs and $2.6 million in additional technology expenses, including technology consulting and other related expenses, primarily due to additional team members, including those from the acquisitions of Casey & Casey, Dealertrack CentralDispatch and ClickMotive.

There were also increases in direct costs of revenue of $1.8 million for Processing solutions (volume related), $1.6 million for ClickMotive (acquired in October 2012), and $0.4 million for DMS. Other increases included $1.2 million of intangible amortization expense, $1.0 million of amortization of software development costs, $0.8 million of occupancy and telecom costs, and $0.4 million in depreciation expense. The increase in intangible amortization expense is primarily a result of additional acquired intangibles from acquisitions. The additional occupancy and telecom costs are a result of incremental team members and facilities, including those from acquisitions, as well as $0.3 million of rent acceleration as a result of vacating the former ClickMotive office space.

Product Development Expenses. The increase was primarily the result of an increase of $1.0 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. The increase was primarily the result of $5.1 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions.

There were also increases of $0.6 million in occupancy and telecom costs, which are primarily acquisition-related, $0.6 million in bad debt expense, $0.4 million in travel and related costs, $0.3 million in professional fees, including acquisition and integration costs, and $0.3 million of general and administrative costs from Casey & Casey and ClickMotive. These increases were offset by two prior period items that net to an additional $0.3 million for the three months ended June 30, 2012. The prior period included $1.0 million in accelerated depreciation for discontinued technology, which was offset by income of $0.7 million related to the reduction in the eCarList contingent consideration.

Interest Expense

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(3,345)	$(3,208)	$(137)	4%

Interest expense related to the notes for the three months ended June 30, 2013 consisted of coupon interest of $0.8 million, amortization of debt discount of $2.0 million, and amortization of debt issuance costs of $0.2 million. Interest expense related to our revolving credit facility for the three months ended June 30, 2013 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Other Income (Expense), net

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$62	$(926)	$988	(107)%

The increase in other income (expense), net is primarily due to a $1.0 million decrease in the estimated value of our warrant in TrueCar during the three months ended June 30, 2012.

Gain on Disposal of Subsidiary and Sale of Other Assets

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary and sale of other assets	$—	$5,500	$(5,500)	(100)%

During the three months ended June 30, 2012, we recorded a gain of $5.5 million related to the sale of a Chrome-branded asset.

Earnings from Equity Method Investment, Net

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$1,279	$145	$1,134	782%

During the three months ended June 30, 2013, we recorded net earnings from the Chrome Data Solutions joint venture of $1.3 million, as compared to $0.1 million for the three months ended June 30, 2012. The net earnings for the three months ended June 30, 2013 consisted of our 50% share of the joint venture net income of $2.0 million, which was reduced by approximately $0.7 million of basis difference amortization. The net earnings for the three months ended June 30, 2012 consisted of our 50% share of the joint venture net income of $1.1 million, which was reduced by approximately $1.0 million of basis difference amortization.

Provision for Income Taxes, Net

	Three Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(1,903)	$(1,443)	$(460)	32%

The net provision for income taxes for the three months ended June 30, 2013 of $1.9 million consisted of $0.5 million of federal income tax expense, $0.3 million of state income tax expense and $1.1 million of tax expense for our Canadian subsidiary. The state income tax expense includes $0.2 million of deferred tax expense which resulted from a change in state apportionment due to the acquisition of Casey & Casey.

The net provision for income taxes for the three months ended June 30, 2012 of $1.4 million consisted of $1.0 million of federal income tax expense, $0.5 million of state income tax benefit and $0.9 million of tax expense for our Canadian subsidiary. Included in our tax expense for our U.S. subsidiaries for the three months ended June 30, 2012 was income tax provision of $2.0 million on the gain recorded in connection with the sale of a Chrome-branded asset, and $0.2 million of a reduction in valuation allowance resulting from the asset sale, and $0.4 million of benefit on the change in value of our warrant in TrueCar.

Our effective tax rate for the three months ended June 30, 2013 is 33.2% compared with 19.6% for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Revenue

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$133,009	$111,633	$21,376	19%
Subscription services revenue	87,401	67,213	20,188	30%
Other	10,431	9,167	1,264	14%

Total net revenue	$230,841	$188,013	$42,828	23%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to the improving credit availability, increased application activity, and an increase in automobile sales. These industry trends had a positive impact on the following changes in our key business metrics.

	Six Months Ended June 30,		Variance
	2013	2012	Amount	Percent
Average transaction price (1)	$2.70	$2.56	$0.14	5%
Transaction revenue per car sold	$8.04	$7.12	$0.92	13%
Active lenders in our U.S. network as of end of the period	1,355	1,212	143	12%
Active lender to dealer relationships as of end of the period	184,273	177,570	6,703	4%
Transactions processed (in thousands, except percentages)	50,282	44,313	5,969	13%

(1)	- Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 5% and 13%, respectively, which resulted in an increase in revenue of $6.8 million and $15.3 million, respectively, offset by additional contra-revenue of $0.7 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 12% in active lender customers in our U.S. Dealertrack network and a 4% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional volumes at Dealertrack Processing solutions, which are at higher average price than our other transactions, also contributed to the increase. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Casey & Casey acquisition contributed $2.1 million to transaction services revenue for the six months ended June 30, 2013.

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealertrack CentralDispatch on August 1, 2012 and ClickMotive on October 1, 2012 and organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Six Months Ended June 30,		Variance
	2013	2012	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$747	$693	$54	8%
Subscribing dealers in U.S. and Canada as of end of the period (2)	18,076	16,280	1,796	11%

(1)	- Revenue used in the calculation adds back (excludes) contra revenue.
(2)	- Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 8% and 11%, respectively. The Dealertrack CentralDispatch and ClickMotive acquisitions contributed $16.8 million in total to subscription services revenue. Their acquired quarterly subscription services revenue upon acquisition was $6.8 million ($13.6 million for six-months). In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Other Revenue.  The increase in other revenue resulted from increased training revenue, primarily from our DMS solution.

Operating Expenses

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$130,775	$106,862	$23,913	22%
Product development	7,694	5,938	1,756	30%
Selling, general and administrative	83,992	68,195	15,797	23%

Total operating expenses	$222,461	$180,995	$41,466	23%

Cost of Revenue. The increase was primarily the result of $6.7 million of additional compensation and related benefit costs and $5.7 million in additional technology expenses, including technology consulting and other related expenses, primarily due to additional team members from the acquisitions of Casey & Casey, Dealertrack CentralDispatch, and ClickMotive.

There were also increases in direct costs of revenue of $3.1 million for ClickMotive (acquired in October 2012), $2.8 million for Processing solutions (volume related), and $0.6 million for DMS. Other increases included $2.0 million of amortization of software development costs, $1.7 million of intangible amortization expense, $1.1 million in occupancy and telecom costs, and $0.6 million in depreciation expense. The increase in intangible amortization expense is primarily a result of additional acquired intangibles from acquisitions. The additional occupancy and telecom costs are a result of incremental team members and facilities, including those from acquisitions, as well as $0.3 million of rent acceleration as a result of vacating the former ClickMotive office space.

Product Development Expenses. The increase was primarily the result of an increase of $1.6 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. The increase was primarily the result of an increase of $10.1 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

There were additional increases of $1.6 million in marketing and rebranding, $0.9 million in occupancy and telecom costs (primarily acquisition-related), $0.8 million in professional fees (including acquisition and integration costs), $0.6 million in travel and related costs, $0.4 million of general and administrative costs from the Casey & Casey and ClickMotive acquisitions, and $0.4 million in depreciation expense. Marketing costs included expenses related to the rebranding, including costs related to the launch of our newly rebranded comprehensive suite of technologies at National Automobile Dealers Association (NADA), our industry’s largest trade event. These increases were offset by two prior period items that net to an additional $0.6 million for the six months ended June 30, 2013, $1.0 million in accelerated depreciation for discontinued technology and incremental contingent consideration reduction of $0.4 million.

Interest Expense

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(6,709)	$(4,365)	$(2,344)	54%

Interest expense related to the notes for the six months ended June 30, 2013 consisted of coupon interest of $1.5 million, amortization of debt discount of $4.0 million, and amortization of debt issuance costs of $0.5 million. Interest expense related to our revolving credit facility for the six months ended June 30, 2013 consisted of commitment fees of $0.2 million and amortization of debt issuance costs of $0.2 million.

Other Income (Expense), Net

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$128	$(850)	$978	(115)%

The increase in other income (expense), net is primarily due to a $1.0 million decrease in the estimated value of our warrant in TrueCar during the six months ended June 30, 2012.

Gain on Disposal of Subsidiary and Sale of Other Assets

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiary and sale of other assets	$—	$33,193	$(33,193)	(100)%

During the six months ended June 30, 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million and a gain of $5.5 million related to the sale of a Chrome-branded asset, which was not contributed to the joint venture.

Earnings from Equity Method Investment, Net

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$2,498	$308	$2,190	711%

During the six months ended June 30, 2013, we recorded net earnings from the Chrome Data Solutions joint venture of $2.5 million, as compared to $0.3 million for the six months ended June 30, 2012. The net earnings for the six months ended June 30, 2013 consisted of our 50% share of the joint venture net income of $3.9 million, which was reduced by approximately $1.4 million of basis difference amortization. The net earnings for the six months ended June 30, 2012 consisted of our 50% share of the joint venture net income of $2.3 million, which was reduced by approximately $2.0 million of basis difference amortization.

Provision for Income Taxes, net

	Six Months Ended June 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(733)	$(12,832)	$12,099	(94)%

The net provision for income taxes for the six months ended June 30, 2013 of $0.7 million consisted of $0.8 million of federal income tax benefit and $1.5 million of tax expense for our Canadian subsidiary. The state income tax expense includes $0.2 million of deferred tax expense which resulted from a change in state apportionment due to the acquisition of Casey & Casey. The federal income tax benefit includes a $0.4 million benefit from research and development credits.

The net provision for income taxes for the six months ended June 30, 2012 of $12.8 million consisted of $10.9 million of federal income tax expense, $0.5 million of state income tax expense and $1.4 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the six months ended June 30, 2013 was 16.2% compared with 35.9% for the six months ended June 30, 2012.

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

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the six months ended June 30, 2013 were $29.3 million, of which $23.5 million was paid in cash.

As of June 30, 2013, we had $121.6 million of cash and cash equivalents, $43.8 million in short-term marketable securities and $180.0 million in working capital, as compared to $143.8 million of cash and cash equivalents, $34.0 million in short-term marketable securities, $4.4 million in long-term marketable securities and $172.1 million in working capital as of December 31, 2012.

On April 1, 2013, we acquired the nets assets of Casey & Casey for $21.3 million in cash. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In July 2013, a payment of $12.4 million was made relating to interest and maturity of the note in connection with the purchase of eCarList, LLC in July 2011.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$20,508	$26,550
Net cash used in investing activities	$(50,378)	$(75,488)
Net cash provided by financing activities	$8,737	$186,449

Operating Activities

The decrease in net cash provided by operations of $6.0 million is primarily due to a reduction in net income of $19.1 million and non-cash items including a decrease in deferred tax provision of $12.0 million, offset by a $33.2 million gain recorded from the contribution of net assets of Chrome for our investment in Chrome Data Solutions during 2012, an increase in depreciation and amortization of $3.9 million, additional amortization of debt issuances costs and debt discount of $1.7 million and additional earnings from equity method investments of $2.2 million. Also contributing to the increase were net changes in operating assets and liabilities of $13.3 million, primarily in accounts receivable.

The decrease of $12.0 million in deferred tax provision was a result of the $0.6 million deferred tax benefit for the three months ending June 30, 2013 as compared to a deferred tax provision of $11.4 million for the six months ending June 30, 2012. The 2012 deferred tax provision of $11.4 million includes $10.4 million of deferred tax expense on the gain from the contribution of the net assets of Chrome and $1.2 million of deferred tax expense from the elimination of Chrome net deferred tax assets.

Investing Activities

The decrease in net cash used in investing activities of $25.1 million is primarily the result of a decrease in purchases of marketable securities of $42.9 million and an increase in sales and maturities of marketable securities of $16.8 million. These increases were offset by an increase in capital expenditures, software and website development costs of $9.9 million, $5.5 million of proceeds from the sale of a Chrome branded asset in 2012, the acquisition, net of cash acquired, of Casey & Casey of $21.0 million, and $1.8 million of cash which was included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the six months ended June 30, 2012.

Financing Activities

The decrease in net cash provided by financing activities of $177.7 million is due to the March 2012 issuance of our senior convertible notes of $200.0 million, net payment for the call spread overlay of $14.2 million, and $7.7 million of debt issuance costs from fees paid for the senior convertible notes and the amended credit facility, offset by an decrease of $0.4 million of principal payments on capital lease obligations and financing arrangements.

Contractual Obligations

As of June 30, 2013, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The number of vehicles sold by dealerships participating on our networks has grown each of the last three years, as the economic environment has recovered. Sales of new vehicles have grown an average of 11% annually over this period, based on data from Automotive News. At this rate of growth, annual new vehicles sales will reach pre-recession (prior to 2007) volume in 2014. The supply of used vehicles that are newer models is limited compared to pre-recession levels due to the decline in new car sales, fleet purchases and leasing during the recession. The total used vehicle supply will likely not increase until at least 2015 as the more recent increases in new vehicles sold start to be traded in to dealerships or leases are returned. In addition, while total supply remains consistent, the used car market mix expects to continue to change with a larger percentage of used vehicles being sold by franchised and independent dealers, and less through private sales.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of June 30, 2013, we had $121.6 million of cash and cash equivalents and $43.8 million of short-term marketable securities. As of December 31, 2012, we had $143.8 million of cash and cash equivalents, $34.0 million of short-term marketable securities and $4.4 million of long-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.2 million and $0.4 million on consolidated operating results for the three and six months ended June 30, 2013, respectively.

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

See Note 10 to our consolidated financial statements included in Item 1 of Part I of this report for more information regarding the notes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2013, we acquired the net assets of Casey & Casey. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. Casey & Casey will be excluded from management’s assessment of internal control over financial reporting as of December 31, 2013.

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

The following table sets forth the repurchases for the three months ended June 30, 2013, all of which were in conjunction with the vesting of restricted common stock units:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2013	—	$—	n/a	n/a
May 2013	2,681	$31.27	n/a	n/a
June 2013	—	$—	n/a	n/a

Total	2,681

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

Dealertrack Technologies, Inc.

August 6, 2013	/s/ Eric D. Jacobs
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

