Form 10-Q
period 2013-09-30
Dealertrack Technologies, Inc
filed 2013-11-06
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 43,896,184 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$145,716	$143,811
Marketable securities	18,784	34,031
Customer funds and customer funds receivable	28,177	16,076
Accounts receivable, net of allowances of $7,088 and $4,558 as of September 30, 2013 and December 31, 2012, respectively	57,490	43,679
Deferred tax assets, net	4,412	4,412
Prepaid expenses and other current assets	28,680	19,142

Total current assets	283,259	261,151

Marketable securities – long-term	—	4,428
Property and equipment, net	29,833	27,407
Investments – cost and equity	120,535	122,808
Software and website development costs, net	61,596	46,182
Intangible assets, net	106,609	117,599
Goodwill	278,741	270,646
Deferred tax assets, net	44,031	43,611
Other assets – long-term	16,039	16,684

Total assets	$940,643	$910,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,530	$18,834
Accrued compensation and benefits	17,495	15,148
Accrued liabilities – other	15,958	16,870
Customer funds payable	28,177	16,076
Deferred revenue	9,021	7,959
Deferred tax liabilities	3,141	3,031
Due to acquirees	—	11,124

Total current liabilities	83,322	89,042

Deferred tax liabilities	76,832	77,368
Deferred revenue	6,104	5,525
Senior convertible notes, net	168,246	162,279
Other liabilities	3,868	4,985

Total long-term liabilities	255,050	250,157

Total liabilities	338,372	339,199

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 47,039,437 shares issued and 43,882,981 shares outstanding as of September 30, 2013; and 45,998,679 shares issued and 42,870,061 shares outstanding as of December 31, 2012	470	460
Treasury stock, at cost, 3,156,456 shares and 3,128,618 shares as of September 30, 2013 and December 31, 2012, respectively	(53,333)	(52,398)
Additional paid-in capital	566,472	541,948
Accumulated other comprehensive income	5,382	7,627
Retained earnings	83,280	73,680

Total stockholders’ equity	602,271	571,317

Total liabilities and stockholders’ equity	$940,643	$910,516

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenue:
Net revenue	$124,582	$99,084	$355,423	$287,097

Operating expenses:
Cost of revenue	70,199	55,475	200,974	162,337
Product development	3,952	2,874	11,646	8,812
Selling, general and administrative	43,519	35,307	127,511	103,502

Total operating expenses	117,670	93,656	340,131	274,651

Income from operations	6,912	5,428	15,292	12,446
Interest income	171	181	412	595
Interest expense	(3,229)	(3,214)	(9,938)	(7,579)
Other income (expense), net	419	(5,267)	547	(6,117)
Gain on disposal of subsidiary and sale of other assets	—	—	—	33,193
Earnings from equity method investment, net	1,544	429	4,042	737
Income (loss) before provision for income taxes, net	5,817	(2,443)	10,355	33,275
Provision for income taxes, net	(22)	(488)	(755)	(13,320)

Net income (loss)	$5,795	$(2,931)	$9,600	$19,955

Basic net income (loss) per share	$0.13	$(0.07)	$0.22	$0.47
Diluted net income (loss) per share	$0.13	$(0.07)	$0.21	$0.45
Weighted average common stock outstanding (basic)	43,796	42,661	43,509	42,413
Weighted average common stock outstanding (diluted)	45,757	42,661	45,109	43,909

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income (loss)	$5,795	$(2,931)	$9,600	$19,955

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,480	2,141	(2,097)	1,985
Net change in unrealized (losses) gains on securities	(323)	42	(148)	28
Other comprehensive income (loss), net of tax	1,157	2,183	(2,245)	2,013

Total comprehensive income (loss)	$6,952	$(748)	$7,355	$21,968

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$9,600	$19,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,913	37,659
Deferred tax (benefit) provision	(906)	9,261
Stock-based compensation expense	10,729	10,202
Provision for doubtful accounts and sales credits	8,041	5,520
Earnings from equity method investment, net	(4,042)	(737)
Deferred compensation	134	112
Stock-based compensation windfall tax benefit	(5,644)	(4,226)
Gain on disposal of subsidiary and sale of other assets	—	(33,193)
Realized gain on sale of securities	(362)	(4)
Amortization of debt issuance costs and debt discount	7,043	5,244
Change in contingent consideration	(500)	(900)
Change in fair value of warrant	—	6,310
Amortization of deferred interest	946	574
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,835)	(17,312)
Prepaid expenses and other current assets	(4,474)	2,848
Other assets – long-term	7,029	6,796
Accounts payable and accrued expenses	(10,686)	(5,186)
Deferred rent	134	151
Deferred revenue	987	1,912
Other liabilities – long-term	(325)	(2,190)

Net cash provided by operating activities	40,782	42,796

Investing Activities:
Capital expenditures	(11,060)	(6,610)
Capitalized software and website development costs	(26,701)	(14,824)
Proceeds from sale of Chrome-branded asset	—	5,500
Purchases of marketable securities	(27,393)	(70,175)
Proceeds from sales and maturities of marketable securities	46,237	16,106
Return of equity method investment	102	—
Cash contributed for equity method investment	—	(1,750)
Payment for acquisition of businesses, net of acquired cash	(21,121)	(73,994)

Net cash used in investing activities	(39,936)	(145,747)

Financing Activities:
Principal payments on capital lease obligations and financing arrangements	(99)	(496)
Proceeds from stock purchase plan and exercise of stock options	8,207	6,092
Repayment of a note payable	(11,439)	—
Proceeds from government grants	210	—
Proceeds from issuance of senior convertible notes	—	200,000
Payments for debt issuance costs	—	(7,723)
Payments for convertible note hedges	—	(43,940)
Proceeds from issuance of warrants	—	29,740
Purchases of treasury stock	(935)	(784)
Stock-based compensation windfall tax benefit	5,644	4,226

Net cash provided by financing activities	1,588	187,115

Net increase in cash and cash equivalents	2,434	84,164
Effect of exchange rate changes on cash and cash equivalents	(529)	827
Cash and cash equivalents, beginning of period	143,811	78,709

Cash and cash equivalents, end of period	$145,716	$163,700

Supplemental Disclosure:
Cash paid for:
Income taxes	$3,607	$2,708
Interest	4,120	1,965
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	2,405	2,603
Assets acquired under capital leases and financing arrangements	206	772
Non-cash consideration issued for investment in Chrome Data Solutions	—	42,301

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2012 balance sheet information has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of results of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (SEC) on February 26, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, and (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes.

The number of shares included in the denominator of diluted earnings per share relating to our senior convertible notes is calculated by dividing the conversion spread value by the average share price of our common stock during the period. The conversion spread value is the value that would be delivered to investors based on the terms of the notes, at the assumed conversion date.

3. Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. We adopted this update in the first quarter of 2013. See Note 5 for the amounts reclassified out of accumulated other comprehensive income (AOCI) during the three and nine month periods.

In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. This standard will be effective for us beginning with the quarter ending March 31, 2014. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2013
Cash equivalents (1)	$5,510	$—	$—	$5,510
Marketable securities (2)	—	18,784	—	18,784

Total	$5,510	$18,784	$—	$24,294

Contingent consideration (3)	—	—	(500)	(500)

Total	$—	$—	$(500)	$(500)

As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Cash equivalents (1)	$63,774	$—	$—	$63,774
Marketable securities (2)	—	38,459	—	38,459

Total	$63,774	$38,459	$—	$102,233

Contingent consideration (3)	—	—	(1,000)	(1,000)

Total	$—	$—	$(1,000)	$(1,000)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of September 30, 2013 and December 31, 2012, these investments were at least AA rated.

(2)	As of September 30, 2013, Level 2 marketable securities include corporate bonds, certificates of deposit, and non-U.S. government securities. As of December 31, 2012, Level 2 marketable securities (short-term and long-term) included U.S. treasury and agency securities, corporate bonds and municipal bonds. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of September 30, 2013 to be $0.5 million. We recorded income of $0.5 million for the nine months ended September 30, 2013 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of December 31, 2012.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)
Change in fair value of contingent consideration	500

Balance as of September 30, 2013	$(500)

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of September 30, 2013 and December 31, 2012 was $259.0 million and $211.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objectives of capital preservation, maintaining liquidity, and avoiding concentrations.

The following is a summary of available-for-sale securities as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Non-U.S. government securities	$5,077	$—	$(1)	$5,076
Certificates of deposit	3,436	—	—	3,436
Corporate debt securities	10,272	2	(2)	10,272

Total	$18,785	$2	$(3)	$18,784

As of December 31, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$17,706	$20	$0	$17,726
Corporate debt securities	20,545	20	(2)	20,563
Municipal securities	170	—	0	170

Total	$38,421	$40	$(2)	$38,459

As of September 30, 2013, $18.8 million of marketable securities had scheduled maturities of less than one year. In addition, more than half of our marketable securities were AA rated, and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Realized gains and losses are included as a component of other income, net, in our consolidated statement of operations. For the three and nine months ended September 30, 2013, realized gains on available-for-sale securities of $0.4 million and $0.4 million, respectively, have been reclassified out of AOCI to other income, net. For the three and nine months ended September 30, 2013, realized losses on available-for-sale securities were not material.

For the three and nine months ended September 30, 2012, amounts reclassified out of AOCI were not material.

6. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	September 30,	December 31,
	(Years)	2013	2012
Computer equipment	3 – 5	$51,984	$47,052
Office equipment	5	5,003	5,245
Furniture and fixtures	5	6,321	5,171
Leasehold improvements	3 – 10	6,240	4,575

Total property and equipment, gross		69,548	62,043
Less: Accumulated depreciation and amortization		(39,715)	(34,636)

Total property and equipment, net		$29,833	$27,407

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2013 was $2.9 million and $8.5 million, respectively, and for the three and nine months ended September 30, 2012 was $2.4 million and $6.9 million, respectively.

7. Investments

Investments as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Cost method investment	$82,690	$82,690

Equity method investment	37,845	40,118

Total investments	$120,535	$122,808

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

We assessed recoverability of the investment as of September 30, 2013 and do not believe this investment was impaired.

Equity method investment

We record in our consolidated statement of operations fifty percent (50%) of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand. Distributions are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of September 30, 2013 is $9.4 million. The amortization of the basis difference to be recorded for the remainder of 2013 is $0.7 million.

The change in our equity method investment for the three and nine months ended September 30, 2013 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Beginning balance	$38,976	$40,118
Share of net income	2,250	6,160
Amortization of basis difference	(706)	(2,118)
Cash distributions received	(2,675)	(6,315)

Ending balance	$37,845	$37,845

Included in the consolidated cash flow statement for the nine months September 30, 2013 is a return of investment of $0.1 million as the cash distributions received since inception have exceeded our share of earnings since inception.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three and nine months ended September 30, 2013, we accrued approximately $0.1 million and $0.4 million, respectively, of expense in connection with the annual data license.

Exclusive of the annual data license fee, during the three and nine months ended September 30, 2013 we incurred expenses of approximately $0.2 million and $0.3 million, respectively, for services received and earned income of approximately $0.1 million and $0.2 million, respectively, for services performed, related to agreements with Chrome Data Solutions. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively.

The unaudited summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet
	September 30, 2013	December 31, 2012
Current assets	$12,853	$10,577
Non-current assets	32,588	34,053
Total assets	$45,441	$44,630

Current liabilities	$6,887	$5,525
Non-current liabilities	—	226
Total liabilities	$6,887	$5,751

Condensed Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$12,518	$11,353	$35,542	$33,385
Gross profit	8,068	7,005	23,105	20,574
Net income	4,501	2,850	12,320	7,451

8. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	September 30, 2013		December 31, 2012		Estimated
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization	Useful Life (Years)
Customer relationships	$86,281	$(33,332)	$99,673	$(43,229)	4 - 10
Technology	71,520	(32,263)	69,620	(22,369)	4 - 8
Trade names	11,000	(3,634)	9,100	(2,480)	3 - 10
Non-compete agreements	7,150	(5,052)	7,540	(4,469)	3 - 6
State DMV relationships	7,790	(2,851)	6,190	(1,977)	6 - 8

Total	$183,741	$(77,132)	$192,123	$(74,524)

 Amortization expense related to intangibles for the three and nine months ended September 30, 2013 was $7.8 million and $22.8 million, respectively, and for the three and nine months ended September 30, 2012 was $7.0 million and $20.5 million, respectively.

Amortization expense that will be incurred for the remaining period of 2013 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2013	$7,976
2014	28,531
2015	25,842
2016	16,744
2017	10,247
Thereafter	17,269

Total	$106,609

9. Goodwill

The change in carrying amount of goodwill for the nine months ended September 30, 2013 was as follows (in thousands):

Goodwill, gross, as of December 31, 2012	$270,646
Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$270,646

Impact of change in Canadian dollar exchange rate	(934)
Acquisition of Casey & Casey	9,029
Goodwill, gross, as of September 30, 2013	$278,741

Accumulated impairment losses as of September 30, 2013	—
Goodwill, net, as of September 30, 2013	$278,741

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

The net carrying amount of the liability component of the notes as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Principal amount	$200,000	$200,000
Unamortized discount	31,754	37,721

Net carrying value	$168,246	$162,279

Total interest expense associated with the notes consisted of the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash interest expense (1.50% coupon rate)	$750	$750	$2,250	$1,708
Amortization of debt issuance costs and debt discount	2,264	2,118	6,705	4,811

Total interest expense	$3,014	$2,868	$8,955	$6,519

As of September 30, 2013, total capitalized debt issuance costs remaining to be amortized to interest expense was $3.9 million.

As of September 30, 2013, the "if-converted value" of the notes exceeded the principal amount by $29.3 million.

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there is no potential impact to diluted earnings per share unless the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

During the three months ended September 30, 2013, the average share price of our common stock exceeded the conversion price of the notes, which resulted in additional dilution of 0.3 million shares to our diluted earnings per share calculation for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share.

For the three and nine months ended September 30, 2012, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share.

For the three and nine months ended September 30, 2013 and 2012, the average share price did not exceed the warrant strike price of $46.18, therefore there was no additional impact to our diluted earnings per share calculations.

11. Business Combinations

Casey & Casey NPS, Inc. Acquisition

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. (doing business as “Auto Title Express”) (Casey & Casey) for $21.3 million in cash, reflective of final working capital adjustments.

Casey & Casey is Louisiana’s first electronic general public license tag agency and the largest provider of electronic vehicle registration, lien and title services, among other related services, in the state. This acquisition expands our transaction business and further strengthens our relationships with dealers and lenders. Casey & Casey is now part of our Processing solution.

We expensed approximately $0.4 million of professional fees associated with the acquisition for the nine months ended September 30, 2013.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

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

The results of Casey & Casey were included in our consolidated statement of operations from the date of acquisition. Casey & Casey revenue, which is primarily transaction-based, was $4.5 million from the date of acquisition through September 30, 2013. We are unable to provide Casey & Casey earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the acquisitions of CentralDispatch and ClickMotive had been completed as of January 1, 2011, and the acquisition of Casey & Casey had been completed as of January 1, 2012. The unaudited pro forma financial results for 2013 reflect the results for the three and nine months ended September 30, 2013, as well as the effects of the pro forma adjustments for the stated transactions in 2013. The unaudited pro forma financial results for 2012 reflect the results for the three and nine months ended September 30, 2012, as well as the effects of the pro forma adjustments for the stated transactions in both 2013 and 2012. Pro forma results of operations for the November 1, 2012 acquisition of the assets of Ford’s iCONNECT DMS have not been presented because they are not material to the consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenue	$124,582	$106,103	$357,466	$310,257
Net income (loss)	5,676	(1,327)	9,748	24,181
Basic net income (loss) per share	0.13	(0.03)	0.22	0.57
Diluted net income (loss) per share	0.12	(0.03)	0.22	0.55

12. Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, and (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes.

The number of shares included in the denominator of diluted earnings per share relating to our senior convertible notes is calculated by dividing the conversion spread value by the average share price of our common stock during the period. The conversion spread value is the value that would be delivered to investors based on the terms of the notes, at the assumed conversion date.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator:
Net income (loss)	$5,795	$(2,931)	$9,600	$19,955

Denominator:
Weighted average common stock outstanding (basic)	43,796	42,661	43,509	42,413
Common equivalent shares from options to purchase common stock and restricted common stock units	1,673	—	1,600	1,496
Potential common shares related to convertible senior notes	288	—	—	—

Weighted average common stock outstanding (diluted)	45,757	42,661	45,109	43,909

Basic net income (loss) per share	$0.13	$(0.07)	$0.22	$0.47
Diluted net income (loss) per share	$0.13	$(0.07)	$0.21	$0.45

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income (loss) per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock options	47	3,942	384	655
Restricted stock units	1	957	5	239
Performance stock units	—	234	50	—
Senior convertible notes	—	—	—	—

Total antidilutive awards	48	5,133	439	894

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there is no potential impact to diluted earnings per share unless the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

During the three months ended September 30, 2013, the average share price of our common stock exceeded the conversion price of the notes, which resulted in additional dilution of 0.3 million shares to our diluted earnings per share calculation for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share.

For the three and nine months ended September 30, 2012, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share.

For the three and nine months ended September 30, 2013 and 2012, the average share price did not exceed the warrant strike price of $46.18, therefore there was no additional impact to our diluted earnings per share calculations.

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

The following summarizes stock-based compensation expense by expense category for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$661	$603	$2,139	$1,828
Product development	182	169	545	589
Selling, general and administrative	2,760	2,718	8,045	7,785

Total stock-based compensation expense	$3,603	$3,490	$10,729	$10,202

14. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency is reviewing our 2009 and 2010 tax return filings. The Internal Revenue Service has concluded a review of our consolidated federal income tax returns through December 31, 2007 and is currently reviewing our consolidated federal income tax returns for 2009, 2010 and 2011. New York has concluded their review of our 2006 (amended) and 2007 state tax returns and is currently reviewing our 2008 and 2009 state returns. California has concluded their review of our amended returns filed for 2004, 2005 and 2006. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings. All of our other significant taxing jurisdictions are closed for years prior to 2008.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of September 30, 2013 and December 31, 2012, was $0.4 million and $0.5 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of both September 30, 2013 and December 31, 2012, accrued interest and penalties related to tax positions taken on our tax returns was approximately $0.1 million.

The net provision from income taxes for the three months ended September 30, 2013 consisted of $0.1 million of federal income tax benefit, $1.1 million of state income tax benefit and $1.2 million of tax expense for our Canadian subsidiary.

The net provision from income taxes for the nine months ended September 30, 2013 of $0.8 million consisted of $0.8 million of federal income tax benefit, $1.1 million of state income tax benefit and $2.7 million of tax expense for our Canadian subsidiary.

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

Retail Sales Tax

On an ongoing basis, various tax jurisdictions in the United States conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional sales tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority. We currently have $0.9 million of pending assessments in one state. In June 2013, an administrative hearing was held on this matter and a decision upholding the original assessment was issued in August 2013. This decision is not considered a final ruling. In September 2013, we filed a complaint with the state tax court requesting that the decision be vacated.

As of September 30, 2013, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.7 million may exist for periods subsequent to the assessment period based upon a calculation consistent with the pending assessment. We are not able to estimate an amount for penalties due, if any.

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which were to be applied against fees that were charged in connection with their purchase of certain future products or services of Dealertrack. These service credits were to expire on December 31, 2015. The service credits were recorded as a reduction in revenue as they were utilized. For the nine months ended September 30, 2013, we recorded contra revenue related to the service credits of $0.6 million. For the three and nine months ended September 30, 2012, we recorded contra revenue related to the service credits of $0.3 million and $0.7 million, respectively. As of September 30, 2013, none of the service credits remain.

Strategic Agreements

In February 2013, we announced an exclusive, long-term partnership agreement with American Honda Finance Corporation (AHFC). As part of this agreement, Dealertrack and AHFC will design and develop a solution with a strategic focus on streamlining the vehicle sales and finance process while improving the overall customer buying experience. The workflow solution is expected to rollout in multiple phases with the first phase to launch in 2014. As part of the agreement, Dealertrack has agreed to reimburse AHFC up to $11.0 million of qualified expenses on an as incurred basis, in connection with development, implementation, and integration of the solution over the first three years of the agreement. These payments will be recorded as deferred costs and will be recognized as a reduction of revenue (contra-revenue) over the term of the agreement.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $6.4 million as of September 30, 2013, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.4 million as of September 30, 2013.

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

Revenue earned in Canada for both the three and nine months ended September 30, 2013 was approximately 10% of our total net revenue. Revenue earned in Canada for the three and nine months ended September 30, 2012 was approximately 11% and 10%, respectively, of our total net revenue. Long-lived assets in Canada were $41.6 million and $44.8 million as of September 30, 2013 and December 31, 2012, respectively.

Supplemental disclosure of revenue by service type for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Transaction services revenue	$73,514	$58,789	$206,523	$170,422
Subscription services revenue	45,223	35,723	132,624	102,936
Other	5,845	4,572	16,276	13,739

Total net revenue	$124,582	$99,084	$355,423	$287,097

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

Debt issuance costs associated with the credit facility amortized to interest expense for the three and nine months ended September 30, 2013 were $0.1 million and $0.3 million, respectively. Debt issuance costs associated with the credit facility amortized to interest expense for the three and nine months ended September 30, 2012 were $0.1 million and $0.3 million, respectively. As of September 30, 2013, there was $1.5 million of debt issuance costs remaining to be amortized to interest expense. Interest expense related to the commitment fee for the three and nine months ended September 30, 2013 was $0.1 million and $0.3 million, respectively. Interest expense related to the commitment fee for the three and nine months ended September 30, 2012 was $0.1 million and $0.3 million, respectively.

As of September 30, 2013, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

18. Subsequent Events

Customer Focused Marketing, Inc. Acquisition

On October 1, 2013, we completed the acquisition of substantially all of the assets of Customer Focused Marketing, Inc. (CFM) for $13.0 million in cash, subject to working capital adjustments subsequent to closing. CFM provides customer relationship management (CRM) and marketing services to automotive dealers across the United States.

We expensed approximately $0.3 million and $0.5 million of professional fees associated with the acquisition in the three and nine months ended September 30, 2013, respectively.

We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the fourth quarter of 2013. Based upon the preliminary valuation, we expect to recognize approximately $5 million of intangibles and $7 million of goodwill as part of the allocation of purchase price. Both the acquired goodwill and intangible assets are deductible for tax purposes.

VINtek, Inc. Acquisition

On October 1, 2013, we completed the acquisition of VINtek, Inc. (VINtek) for $49.4 million in cash with a $4.0 million promissory note to be paid within 18 months of closing. The purchase price is subject to working capital adjustments subsequent to closing. VINtek is a provider of automotive collateral management, electronic lien and title (ELT) and consumer automotive finance processing services.

We expensed approximately $1.0 million and $1.3 million of professional fees associated with the acquisition in the three and nine months ended September 30, 2013, respectively.

We are in the process of finalizing the fair value assessment for the acquired assets and liabilities, which is expected to be completed during the fourth quarter of 2013. Based upon the preliminary valuation, we expect to recognize approximately $32 million of intangibles and $18 million of goodwill as part of the allocation of purchase price. Neither the acquired goodwill and intangible assets are deductible for tax purposes.

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

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Processing solutions, which include online motor vehicle registration, lien and titling applications and services, and collateral management services; and

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites.

Executive Summary

Below are selected highlights of operations for the three months ended September 30, 2013:

•	Revenue for the three months ended September 30, 2013 was $124.6 million, an increase of $25.5 million from the three months ended September 30, 2012.

•	Net income for the three months ended September 30, 2013 was $5.8 million as compared to a net loss of $(2.9) million for the three months ended September 30, 2012. The net loss for the three months ended September 30, 2012 was negatively impacted by a $3.3 million non-cash charge (net of taxes) from a fair value adjustment to a warrant.

Below are selected highlights of operations for the nine months ended September 30, 2013:

•	On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. (doing business as "Auto Title Express") (Casey & Casey) for $21.3 million in cash, reflective of final working capital adjustments. Casey & Casey is Louisiana's first electronic general public license tag agency and the largest provider of electronic vehicle registration, lien and title services, among other related services, in the state.

•	Revenue for the nine months ended September 30, 2013 was $355.4 million, an increase of $68.3 million from the nine months ended September 30, 2012.

•	Net income for the nine months ended September 30, 2013 was $9.6 million as compared to $20.0 million for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2012 was positively impacted by $15.9 million (net of tax) from a non-cash gain related to the contribution of Chrome to the Chrome Data Solutions joint venture and a $3.4 million gain (net of taxes) from the sale of certain Chrome branded assets that were not contributed to the Chrome Data joint venture, and negatively impacted by a $3.9 million non-cash charge (net of taxes) from a fair value adjustment to a warrant.

On October 1, 2013, we completed the acquisitions of CFM and VINtek. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net income (loss)	$5,795	$(2,931)	$9,600	$19,955

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$32,589	$27,044	$89,653	$71,500
Adjusted net income (non-GAAP) (1)	$17,646	$12,455	$46,708	$35,396

Capital expenditures, software and website development costs	$11,070	$9,157	$40,372	$24,809
Active dealers in our U.S. network as of end of the period (2)	20,238	19,107	20,238	19,107
Active lenders in our U.S. network as of end of the period (3)	1,378	1,237	1,378	1,237
Active lender to dealer relationships as of end of the period (4)	191,548	178,809	191,548	178,809
Transactions processed (5)	27,172	22,738	77,454	67,051
Average transaction price (6)	$2.74	$2.63	$2.71	$2.59
Transaction revenue per car sold (7)	$7.70	$6.47	$7.92	$6.88
Subscribing dealers in U.S. and Canada as of end of the period (8)	18,255	16,421	18,255	16,421
Average monthly subscription revenue per subscribing dealership (9)	$758	$694	$751	$693

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expenses and certain other non-recurring items.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net income (loss)	$5,795	$(2,931)	$9,600	$19,955
Interest income	(171)	(181)	(412)	(595)
Interest expense – cash	852	984	2,895	2,426
Interest expense – non-cash (10)	2,377	2,230	7,043	5,153
Provision for income taxes, net	22	488	755	13,320
Depreciation of property and equipment and amortization of capitalized software and website costs	8,331	5,780	22,077	17,175
Amortization of acquired identifiable intangibles	7,761	6,952	22,836	20,484

EBITDA (non-GAAP)	24,967	13,322	64,794	77,918
Adjustments:
Stock-based compensation	3,603	3,490	10,729	10,202
Contra-revenue (11)	1,069	1,092	3,804	3,190
Acquisition-related and other professional fees	1,365	1,385	2,421	2,122
Acquisition-related contingent consideration changes and compensation expense, net (12)	57	445	686	403
Integration and other related costs	1,023	483	3,389	704
Gain on disposal of subsidiary and sale of other assets	—	—	—	(33,193)
Amortization of equity method investment basis difference (13)	706	996	2,118	2,989
Rebranding expense	155	521	2,068	855
Realized gain on sale of previously impaired securities (non-taxable)	(356)	—	(356)	—
Change in fair value of warrant	—	5,310	—	6,310

Adjusted EBITDA (non-GAAP)	$32,589	$27,044	$89,653	$71,500

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net income (loss)	$5,795	$(2,931)	$9,600	$19,955
Adjustments:
Interest expense – non-cash (not tax-impacted) (10)	2,377	2,230	7,043	5,153
Amortization of acquired identifiable intangibles	7,761	6,952	22,836	20,484
Stock-based compensation	3,603	3,490	10,729	10,202
Contra-revenue (11)	1,069	1,092	3,804	3,190
Gain on disposal of subsidiary and sale of other assets	—	—	—	(33,193)
Acquisition-related and other professional fees	1,365	1,385	2,421	2,122
Acquisition-related contingent consideration changes and compensation expense, net (12)	57	445	686	403
Integration and other related costs	1,023	536	3,632	757
Rebranding expense	155	521	2,068	855
Amortization of equity method investment basis difference (13)	706	996	2,118	2,989
Realized gain on sale of previously impaired securities (non-taxable)	(356)	—	(356)	—
Accelerated depreciation of certain technology assets (14)	—	75	—	1,004
Change in fair value of warrant	—	5,310	—	6,310
Amended state tax returns impact (non-taxable)	(75)	—	(19)	—
Tax impact of adjustments (15)	(5,834)	(7,646)	(17,854)	(4,835)

Adjusted net income (non-GAAP)	$17,646	$12,455	$46,708	$35,396

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Dealertrack Processing Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes and revolving credit facility.

(11)	For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 15 and Note 17 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList and ClickMotive acquisitions and other additional acquisition-related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(14)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(15)	The tax impact of adjustments for the three and nine months ended September 30, 2013 are based on a U.S. statutory tax rate of 37.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.1% and 36.8%, respectively, for the three months ended September 30, 2013, and 37.1% and 36.8%, respectively, for the nine months ended September 30, 2013. The tax impact of adjustments for the three and nine months ended September 30, 2012 are based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.6%, respectively, for the three months ended September 30, 2012, and 38.1% and 37.6%, respectively, for the nine months ended September 30, 2012.

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

We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers and credit report providers, for each fee-bearing product accessed by dealers. This includes transaction services revenue for completion of on-line registrations with department of motor vehicles, completion of inventory appraisals, and accessing of credit reports.

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

We allocate overhead such as occupancy and telecommunications charges, and depreciation expense, based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.

Acquisitions

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey for $21.3 million in cash, reflective of final working capital adjustments. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 1, 2013, we completed the acquisition of substantially all of the assets of CFM for $13.0 million in cash, subject to working capital adjustments subsequent to closing. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 1, 2013, we completed the acquisition of VINtek for $49.4 million in cash with a $4.0 million promissory note to be paid within 18 months of closing. This acquisition is subject to working capital adjustments subsequent to closing. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)
Change in fair value of contingent consideration	500

Balance as of September 30, 2013	$(500)

In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in the first quarter of 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of September 30, 2013 to be $0.5 million. We recorded income of $0.5 million for the nine months ended September 30, 2013 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of December 31, 2012.

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

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, and (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes.

The number of shares included in the denominator of diluted earnings per share relating to our senior convertible notes is calculated by dividing the conversion spread value by the average share price of our common stock during the period. The conversion spread value is the value that would be delivered to investors based on the terms of the notes, at the assumed conversion date.

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$124,582	100%	$99,084	100%	$355,423	100%	$287,097	100%

Operating expenses:
Cost of revenue	70,199	56%	55,475	56%	200,974	57%	162,337	57%
Product development	3,952	3%	2,874	3%	11,646	3%	8,812	3%
Selling, general and administrative	43,519	35%	35,307	36%	127,511	36%	103,502	36%

Total operating expenses	117,670	94%	93,656	95%	340,131	96%	274,651	96%

Income from operations	6,912	6%	5,428	5%	15,292	4%	12,446	4%
Interest income	171	—%	181	—%	412	—%	595	—%
Interest expense	(3,229)	(3)%	(3,214)	(3)%	(9,938)	(3)%	(7,579)	(2)%
Other income (expense), net	419	—%	(5,267)	(5)%	547	—%	(6,117)	(2)%
Gain on disposal of subsidiary and sale of other assets	—	—%	—	—%	—	—%	33,193	12%
Earnings from equity method investment, net	1,544	2%	429	1%	4,042	2%	737	—%
Income (loss) before provision for income taxes, net	5,817	5%	(2,443)	(2)%	10,355	3%	33,275	12%
Provision for income taxes, net	(22)	—%	(488)	(1)%	(755)	—%	(13,320)	(5)%

Net income (loss)	$5,795	5%	$(2,931)	(3)%	$9,600	3%	$19,955	7%

Three Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$73,514	$58,789	$14,725	25%
Subscription services revenue	45,223	35,723	9,500	27%
Other	5,845	4,572	1,273	28%

Total net revenue	$124,582	$99,084	$25,498	26%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to an increase in automobile sales, increased application activity, and improving credit availability. These industry trends had a positive impact on the following changes in our key business metrics.

	Three Months Ended September 30,		Variance
	2013	2012	Amount	Percent
Average transaction price (1)	$2.74	$2.63	$0.11	4%
Transaction revenue per car sold	$7.70	$6.47	$1.23	19%
Active lenders in our U.S. network as of end of the period	1,378	1,237	141	11%
Active lender to dealer relationships as of end of the period	191,548	178,809	12,739	7%
Transactions processed (in thousands, except percentages)	27,172	22,738	4,434	20%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 4% and 20%, respectively, which resulted in an increase in revenue of $3.0 million and $11.7 million, respectively. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 11% in active lender customers in our U.S. Dealertrack network and a 7% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional volumes at Dealertrack Processing solutions, which are at a higher average price than our other transactions, also contributed to the increase. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Casey & Casey acquisition also contributed $2.2 million to transaction services revenue for the three months ended September 30, 2013.

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of CentralDispatch on August 1, 2012 and ClickMotive on October 1, 2012, as well as organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Three Months Ended September 30,		Variance
	2013	2012	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$758	$694	$64	9%
Subscribing dealers in U.S. and Canada as of end of the period (2)	18,255	16,421	1,834	11%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.
(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 9% and 11%, respectively. Dealertrack CentralDispatch and the acquisition of ClickMotive contributed $9.0 million in total to subscription services revenue for the three months ended September 30, 2013. The combined Dealertrack CentralDispatch and ClickMotive acquired quarterly subscription services revenue upon acquisition was $6.8 million. For the three months ended September 30, 2012, Dealertrack CentralDispatch had subscription services revenue of $1.7 million. In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Other Revenue.  The increase in other revenue is primarily from our Dealer Management solution.

Operating Expenses

	Three Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$70,199	$55,475	$14,724	27%
Product development	3,952	2,874	1,078	38%
Selling, general and administrative	43,519	35,307	8,212	23%

Total operating expenses	$117,670	$93,656	$24,014	26%

Cost of Revenue. The increase was primarily the result of $4.7 million of additional compensation and related benefit costs primarily due to additional team members, including those from the acquisitions of Casey & Casey, CentralDispatch and ClickMotive, and $3.0 million in additional technology expenses, including technology consulting and other related expenses.

There were also increases of $1.7 million in direct cost of revenue for our Processing solutions (volume related), $1.0 million of direct cost of revenue for ClickMotive (acquired in October 2012), and $0.4 million of direct cost of revenue for DMS. Other increases included $1.9 million of amortization of software development costs, $0.9 million of intangible amortization expense, and $0.4 million of occupancy and telecom costs. The increase in intangible amortization expense is primarily a result of additional acquired intangibles from acquisitions.

Product Development Expenses. The increase was primarily the result of an increase of $1.0 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. The increase was primarily the result of $4.7 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions.

There were also increases of $0.8 million in recruiting and relocation, $0.6 million in travel and related costs, $0.4 million of general and administrative costs of acquired entities (Casey & Casey and ClickMotive), $0.4 million of marketing expenses, $0.2 million in professional fees (including acquisition and integration costs), $0.2 million in occupancy and telecom costs (primarily acquisition-related), and $0.2 million in depreciation expense.

Interest Expense

	Three Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(3,229)	$(3,214)	$(15)	0%

Interest expense related to the convertible notes for the three months ended September 30, 2013 consisted of coupon interest of $0.8 million, amortization of debt discount of $2.0 million, and amortization of debt issuance costs of $0.2 million. Interest expense related to our revolving credit facility for the three months ended September 30, 2013 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Other Income (Expense), net

	Three Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$419	$(5,267)	$5,686	(108)%

The increase in other income (expense), net is primarily due to a $5.3 million decrease in the estimated value of our warrant in TrueCar during the three months ended September 30, 2012. The three months ended September 30, 2013 includes $0.4 million of realized gains on the sale of marketable securities.

Earnings from Equity Method Investment, Net

	Three Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$1,544	$429	$1,115	260%

The net earnings from the Chrome Data Solutions joint venture for the three months ended September 30, 2013 consisted of our 50% share of the joint venture net income of $2.2 million, which was reduced by approximately $0.7 million of basis difference amortization. The net earnings for the three months ended September 30, 2012 consisted of our 50% share of the joint venture net income of $1.4 million, which was reduced by approximately $1.0 million of basis difference amortization.

Provision for Income Taxes, Net

	Three Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(22)	$(488)	$466	(95)%

The net provision for income taxes for the three months ended September 30, 2013 consisted of $0.1 million of federal income tax benefit, $1.1 million of state income tax benefit and $1.2 million of tax expense for our Canadian subsidiary. The federal income tax benefit includes a $0.3 million benefit from research and development credits.

The net provision for income taxes for the three months ended September 30, 2012 of $0.5 million consisted of $1.7 million of federal income tax benefit, $1.2 million of state income tax expense and $1.0 million of tax expense for our Canadian subsidiary. Tax expense for our U.S. subsidiaries for the three months ended September 30, 2012 was reduced by a $2.0 million benefit on the change in value of our warrant in TrueCar.

Our effective tax rate for the three months ended September 30, 2013 is 0.4% compared with (19.9)% for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$206,523	$170,422	$36,101	21%
Subscription services revenue	132,624	102,936	29,688	29%
Other	16,276	13,739	2,537	18%

Total net revenue	$355,423	$287,097	$68,326	24%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to an increase in automobile sales, increased application activity, and improving credit availability. These industry trends had a positive impact on the following changes in our key business metrics.

	Nine Months Ended September 30,		Variance
	2013	2012	Amount	Percent
Average transaction price (1)	$2.71	$2.59	$0.12	5%
Transaction revenue per car sold	$7.92	$6.88	$1.04	15%
Active lenders in our U.S. network as of end of the period	1,378	1,237	141	11%
Active lender to dealer relationships as of end of the period	191,548	178,809	12,739	7%
Transactions processed (in thousands, except percentages)	77,454	67,051	10,403	16%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 5% and 16%, respectively, which resulted in an increase in revenue of $9.8 million and $26.9 million, respectively, offset by additional contra-revenue of $0.6 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 11% in active lender customers in our U.S. Dealertrack network and a 7% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional volumes at Dealertrack Processing solutions, which are at a higher average price than our other transactions, also contributed to the increase. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Casey & Casey acquisition also contributed $4.3 million to transaction services revenue for the nine months ended September 30, 2013.

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of CentralDispatch on August 1, 2012 and ClickMotive on October 1, 2012 as well as organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Nine Months Ended September 30,		Variance
	2013	2012	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$751	$693	$58	8%
Subscribing dealers in U.S. and Canada as of end of the period (2)	18,255	16,421	1,834	11%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.
(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 8% and 11%, respectively. Dealertrack CentralDispatch and the acquisition of ClickMotive contributed $25.7 million in total to subscription services revenue for the nine months ended September 30, 2013. The combined Dealertrack CentralDispatch and ClickMotive acquired quarterly subscription services revenue upon acquisition was $6.8 million ($20.4 million for the nine months). For the nine months ended September 30, 2012, Dealertrack CentralDispatch had subscription services revenue of $1.7 million. In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Other Revenue.  The increase in other revenue is primarily from our Dealer Management solution.

Operating Expenses

	Nine Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$200,974	$162,337	$38,637	24%
Product development	11,646	8,812	2,834	32%
Selling, general and administrative	127,511	103,502	24,009	23%

Total operating expenses	$340,131	$274,651	$65,480	24%

Cost of Revenue. The increase was primarily the result of $11.4 million of additional compensation and related benefit costs primarily due to additional team members from the acquisitions of Casey & Casey, CentralDispatch, and ClickMotive, and $8.7 million in additional technology expenses, including technology consulting and other related expenses.

There were also increases of $4.5 million of direct cost of revenue for our Processing solutions (volume related), $3.1 million of direct cost of revenue for ClickMotive (acquired in October 2012), and $1.0 million of direct cost of revenue for DMS. Other increases included $4.0 million of amortization of software development costs, $2.5 million of intangible amortization expense, $1.5 million in occupancy and telecom costs, and $0.9 million in depreciation expense. The increase in intangible amortization expense is primarily a result of additional acquired intangibles from acquisitions. The additional occupancy and telecom costs are a result of incremental team members and facilities, including those from acquisitions, as well as $0.3 million of rent acceleration as a result of vacating the former ClickMotive office space.

Product Development Expenses. The increase was primarily the result of an increase of $2.6 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. The increase was primarily the result of an increase of $14.7 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

There were additional increases of $1.6 million in marketing and rebranding, $1.2 million in travel and related costs, $1.1 million in professional fees (including acquisition and integration costs), $1.0 million in occupancy and telecom costs (primarily acquisition-related), $0.9 million of general and administrative costs of acquired entities (Casey & Casey and ClickMotive), $0.7 million in recruiting and relocation, and $0.6 million in depreciation. These increases were offset by two prior period items that net to an additional $0.6 million of expense for the nine months ended September 30, 2012, $1.0 million in accelerated depreciation for discontinued technology and incremental contingent consideration reduction of $0.4 million.

Interest Expense

	Nine Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(9,938)	$(7,579)	$(2,359)	31%

Interest expense related to the convertible notes for the nine months ended September 30, 2013 consisted of coupon interest of $2.3 million, amortization of debt discount of $6.0 million, and amortization of debt issuance costs of $0.7 million. Interest expense related to our revolving credit facility for the nine months ended September 30, 2013 consisted of commitment fees of $0.3 million and amortization of debt issuance costs of $0.3 million.

Other Income (Expense), Net

	Nine Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$547	$(6,117)	$6,664	(109)%

The increase in other income (expense), net is primarily due to a $6.3 million decrease in the value of our warrant in TrueCar during the nine months ended September 30, 2012. The nine months ended September 30, 2013 includes $0.4 million of realized gains on the sale of marketable securities.

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

Earnings from Equity Method Investment, Net

	Nine Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$4,042	$737	$3,305	448%

The net earnings from the Chrome Data Solutions joint venture for the nine months ended September 30, 2013 consisted of our 50% share of the joint venture net income of $6.1 million, which was reduced by approximately $2.1 million of basis difference amortization. The net earnings for the nine months ended September 30, 2012 consisted of our 50% share of the joint venture net income of $3.7 million, which was reduced by approximately $3.0 million of basis difference amortization.

Provision for Income Taxes, net

	Nine Months Ended September 30,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(755)	$(13,320)	$12,565	(94)%

The net provision for income taxes for the nine months ended September 30, 2013 of $0.8 million consisted of $0.8 million of federal income tax benefit, $1.1 million of state income tax benefit and $2.7 million of tax expense for our Canadian subsidiary. The state income tax expense includes $0.2 million of deferred tax expense which resulted from a change in state apportionment due to the acquisition of Casey & Casey. The federal income tax benefit includes a $0.7 million benefit from research and development credits.

The net provision for income taxes for the nine months ended September 30, 2012 of $13.3 million consisted of $9.2 million of federal income tax expense, $1.7 million of state income tax expense and $2.4 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the nine months ended September 30, 2013 was 7.3% compared with 40.0% for the nine months ended September 30, 2012.

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

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the nine months ended September 30, 2013 were $40.4 million, of which $37.8 million was paid in cash.

As of September 30, 2013, we had $145.7 million of cash and cash equivalents, $18.8 million in short-term marketable securities and $199.9 million in working capital, as compared to $143.8 million of cash and cash equivalents, $34.0 million in short-term marketable securities, $4.4 million in long-term marketable securities and $172.1 million in working capital as of December 31, 2012.

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

On October 1, 2013, we completed the acquisition of substantially all of the assets of CFM for $13.0 million in cash, subject to working capital adjustments subsequent to closing. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On October 1, 2013, we completed the acquisition of VINtek for $49.4 million in cash with a $4.0 million promissory note to be paid within 18 months of closing. This acquisition is subject to working capital adjustments subsequent to closing. For further information, please refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$40,782	$42,796
Net cash used in investing activities	$(39,936)	$(145,747)
Net cash provided by financing activities	$1,588	$187,115

Operating Activities

The decrease in net cash provided by operations of $2.0 million is primarily due to non-cash items including a $33.2 million gain recorded from the contribution of net assets of Chrome for our investment in Chrome Data Solutions during 2012, an increase in depreciation and amortization of $7.3 million, additional amortization of debt issuances costs and debt discount of $1.8 million, the prior year change in warrant value of $6.3 million, and additional earnings from equity method investments of $3.3 million. These increases were offset by a reduction in net income of $10.4 million, a decrease in deferred tax provision of $10.2 million, and net changes in operating assets and liabilities of $16.2 million, primarily in prepaid and other current assets.

The decrease of $10.2 million in deferred tax provision was a result of the $0.9 million deferred tax benefit for the nine months ending September 30, 2013 as compared to a deferred tax provision of $9.3 million for the nine months ending September 30, 2012. The 2012 deferred tax provision of $9.3 million includes $10.4 million of deferred tax expense on the gain from the contribution of the net assets of Chrome and $1.2 million of deferred tax expense from the elimination of Chrome net deferred tax assets.

Investing Activities

The decrease in net cash used in investing activities of $105.8 million is primarily the result of a decrease in purchases of marketable securities of $42.8 million, a decrease in the payments for acquisitions of $52.9 million, and an increase in sales and maturities of marketable securities of $30.1 million. These increases were offset by an increase in capital expenditures, software and website development costs of $16.3 million, $5.5 million of proceeds from the sale of a Chrome branded asset in 2012, and $1.8 million of cash which was included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the nine months ended September 30, 2012.

Financing Activities

The decrease in net cash provided by financing activities of $185.5 million is due to the March 2012 issuance of our senior convertible notes of $200.0 million, net payment for the call spread overlay of $14.2 million, the repayment of a note payable in 2013 of $11.4 million, and $7.7 million of debt issuance costs paid in 2012 for the senior convertible notes and the amended credit facility. These decreases were offset by $2.1 million of additional proceeds from the exercise of stock options and $1.4 million of additional windfall tax benefits in 2013.

Contractual Obligations

As of September 30, 2013, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as described under Note 15 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of September 30, 2013, we had $145.7 million of cash and cash equivalents and $18.8 million of short-term marketable securities. As of December 31, 2012, we had $143.8 million of cash and cash equivalents, $34.0 million of short-term marketable securities and $4.4 million of long-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.2 million and $0.6 million on consolidated operating results for the three and nine months ended September 30, 2013, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as provided below.

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

The following table sets forth the repurchases for the three months ended September 30, 2013, all of which were in conjunction with the vesting of restricted common stock units:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2013	—	$—	n/a	n/a
August 2013	1,064	$40.88	n/a	n/a
September 2013	3,217	$40.24	n/a	n/a

Total	4,281

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

Dealertrack Technologies, Inc.

November 6, 2013	/s/ Eric D. Jacobs
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

