Form 10-K
period 2013-12-31
Dealertrack Technologies, Inc
filed 2014-02-21
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,522 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $35.43 per share).

As of February 1, 2014, 44,158,149 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

References in this Annual Report on Form 10-K to “Dealertrack,” the “Company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries.

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide franchised and independent dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management, merchandising, and transportation offerings to help dealers accelerate used-vehicle turn rates and assisting with the facilitation of vehicle delivery;

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites;

•	Registration & Titling solutions, which include online motor vehicle registration and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and services, title and collateral administration, as well as our digital contracting processing services.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including Dealertrack Canada, Inc., Dealertrack Digital Services, Inc., Dealertrack, Inc., Dealertrack Processing Solutions, Inc., Dealertrack Systems, Inc., FDI Computer Consulting, Inc., General Systems Solutions, Inc., and VINtek, Inc.

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

Our Market

We provide web-based software solutions and services to enhance efficiency, reduce processing time, and increase profitability for all major segments of the automotive retail industry.

For example, our online credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. Before we entered the market with our online credit application product, dealers and lenders traditionally relied upon fax and mail delivery methods for processing their offerings. This method produced lengthy processing times, resulted in errors and omissions, and increased the cost of assisting the consumer to obtain financing. The cumbersome nature of this process limited the range of options available to consumers and delayed the availability of financing.

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

In addition, our contract processing services provide lenders with automotive retail contracts and related documents in an electronic format. We also integrate the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers.

Our Acquisition History

Since our inception in 2001, we have completed more than 20 strategic acquisitions which have helped to expand and improve our breadth of services and offerings to better address the ever-changing automotive retailing marketplace. In 2013, we closed four acquisitions:

•	Casey & Casey NPS, Inc. (Casey & Casey) expands our registration, titling and electronic lien businesses in Louisiana, and further strengthens our relationships with dealers and lenders. Casey & Casey is now part of our Registration & Titling solutions.

•	Customer Focused Marketing, Inc. (CFM) offers a number of services and technology tools to help automotive dealerships better manage every aspect of the customer relationship, including managing prospects, sales, services, database marketing and communications. CFM is now part of our Sales and F&I solutions.

•	VINtek, Inc. (Vintek) expands our automotive collateral management, electronic lien and title (ELT) and consumer automotive finance processing services. Vintek is now part of our Collateral Management solutions, with a collective base of over 6,300 automotive finance lenders using our ELT and collateral management services.

•	the acquisition of certain assets of Nexteppe Business Solutions, Inc. (Nexteppe) expands our dealer website offerings and is now part of our Interactive solutions.

In addition, in December 2013, we announced that we entered into a definitive agreement to acquire Dealer Dot Com, Inc. (Dealer.com), a leading provider of marketing and operations software and services for the retail automotive industry. The pending acquisition is expected to close in the first quarter of 2014. See Note 20 in the accompanying notes to the consolidated financial statements for further detail.

Our Customers

While our primary customers are automotive dealers and lenders, our customers also include aftermarket providers, OEMs, and other service and information providers to the automotive retail industry. We primarily generate revenue on either a transaction or subscription basis, depending on the customer and the product or service provided.

We use a Software-as-a-Service (SaaS) model, which we believe is a superior method for delivering products and services to our customers. Our high-value web-based solutions are open and flexible. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently.

Dealers

We offer franchised and independent dealers a suite of integrated technologies, including our DMS, Inventory, Sales and F&I, and Interactive solutions that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles, all of which are expected to increase dealer profitability. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles. The subscription agreements with our dealers typically run for one to three years, with one-year or month-to-month automatic extensions. The trend in the industry is towards shorter initial term contracts, including in certain cases, month-to-month contracts.

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

We offer a comprehensive DMS to help dealers manage functions across their entire business, and a complete suite of other subscription solutions that complement our credit application processing product, allowing dealers to integrate and better manage their business processes. Additionally, Dealertrack Inventory solutions help dealers with inventory management, merchandising, vehicle appraising, as well as vehicle shipping and transportation.

Our Interactive solutions deliver website offerings in desktop and mobile designs, as well as digital marketing tools including search engine optimization (SEO), search engine marketing (SEM), and social media and reputation management tools. In addition, Dealertrack Digital Retailing offers a number of tools that can be integrated into a dealer’s website to deliver pricing, payment, and other options to website visitors. These tools help dealerships expand their online presence to attract more shoppers and achieve higher quality leads and conversion rates.

Dealertrack also provides electronic and paper solutions to dealers for registering vehicles, eliminating the need for the dealers to interact or visit a State’s Department of Motor Vehicle office. Our Registration & Titling solutions are currently being used in 15 of 27 states that allow for electronic vehicle registration. We also support cross-state vehicle registration in all 50 states through the use of our web-based RegUSA tool.

Lenders

Our network of lenders includes national and regional lenders, prime, near prime and non-prime lenders, local banks, captive lenders and credit unions. Our agreements with our lender customers are typically transactional-based and run for one to three years, with one-year automatic extensions.

Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. We also offer a digital contract processing solution, which can provide lenders with automotive retail contracts and related documents in a digital format. We believe our solutions significantly streamline the financing process and improve the efficiency and profitability of each financing transaction. We electronically transmit credit application and contract data, reducing costs and errors, while improving efficiency for both prime and non-prime lenders. We also believe that our credit application processing product enables our lender customers to increase credit originations. Our network is configured to enable our lender customers to connect easily with dealers with whom they can establish new business relations. We believe that lenders who utilize our solutions experience a significant competitive advantage over lenders who rely on the legacy paper and facsimile processes. We currently have more than 1,400 lenders who utilize our U.S. credit application processing network.

Additionally, Dealertrack solutions and services allow lenders to outsource manual and physically intensive automotive financing tasks, helping create greater workflow and cost efficiencies for these financial institutions. More than 6,300 banks, automotive finance companies and credit unions in the United States leverage our collateral management solutions to help with the administrative and management of electronic liens in each of the 19 currently eligible states.

OEMs

Our Dealertrack DMS streamlines manufacturer interactions by integrating the system with vehicle manufacturers for warranty claims, part orders and returns, financial statement submission and other information. We also offer other comprehensive technology and consulting solutions to vehicle manufacturers in order to improve online interactions and awareness, increase vehicle sales, and improve the efficiency of interactions with franchised dealerships. Our dealer websites are often endorsed by OEMs as part of their digital marketing initiatives.

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

Our Vision

Our vision is to deliver the market leading suite of integrated technologies capable of transforming automotive retailing.

Our Growth Strategy

Our growth strategy includes leveraging our position as a leading provider of technology solutions to the automotive retail industry in North America. Key elements of our growth strategy are:

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and lender customer base through the efforts of our direct sales force. As of December 31, 2013, we had more than 1,400 active lender customers in the United States on our credit application processing network. Our focus is on adding additional select regional banks, credit unions, financing companies and the captive financing affiliates of automotive manufacturers to our network. For example, in February 2013, we announced a long-term strategic partnership with American Honda Finance Corporation.

We also intend to increase the number of other service and information providers in our networks by adding, among others, insurance and other aftermarket service providers. During 2013, we have expanded our current and potential customer base through the acquisitions of Casey & Casey, CFM, Vintek, and certain assets of Nexteppe.

Sell Additional Products and Services to Our Existing Customers

We believe that a significant market opportunity exists for us to cross-sell additional products and services to the more than 20,000 dealer customers who utilize our credit application processing product or purchase one or more of our subscription-based products or services. Similarly, the more than 1,400 lenders who utilize our U.S. credit application processing network and the more than 6,300 lenders who leverage our collateral management solutions represent market opportunities for us to sell our electronic and digital contracting solutions, as well as our other lender solutions.

Expand Our Offerings

We plan to further expand our suite of products and services to address the evolving needs of our dealers and other customers. We are focused on making our products accessible and easy to use on mobile devices. For example, in 2013, we expanded our mobile offerings for dealers with the introduction of eMenu for the iPad. We also established a market for our digital retailing tools that dealers can use to enhance their websites and improve the online/in-store sales process for customers. In addition, we continue to identify a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, lenders and other service and information providers. An important current focus is to develop significant new workflow integrations between our solutions and graphical interfaces that will lead to greater productivity and efficiency for our customers. We are also focused on maximizing the number of transactions in which we are involved in on each car sold in the U.S. and Canada. We continue to expand our offerings by adding more states in which electronic processing of registrations is offered.

Pursue Acquisitions, Strategic Alliances and Partnerships

We have supplemented the organic growth of our business through the completion of four acquisitions in 2013. In executing our acquisition strategy, we have and will continue to focus on identifying businesses that we believe will increase our market share or that have products, services, and technology that are complementary to our product and service offerings. We believe that our success in completing acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships, and accelerate our growth. We intend to continue to grow and advance our business through acquisitions, strategic alliances, and partnerships with state and industry associations. We believe that acquisitions and strategic alliances will allow us to enhance our product and service offerings, sell new products using our networks, strengthen our technology offerings, reduce operating costs and/or increase our market share, while our state and industry partnerships will allow us to expose the breadth of our offerings to more dealers and lenders.

Solutions

Dealertrack offers a comprehensive portfolio of intuitive Dealertrack-branded tools and services. Our solutions address most aspects of the end-to-end car buying process, including vehicle research, locating vehicles with a dealership or retail portal, trade-ins, deal structure, financing, registering and final vehicle delivery as well as the management and storage of related collateral documents, liens, and titles. Each of the solutions may offer products in various aspects of the dealer-facing and lender-facing processes, both online and in the showroom.

Revenue Type
Dealer Solutions - Products and Services	Subscription	Transaction	Other

Dealer Management solutions:
Dealertrack DMS for Franchise Dealers	S	-	O
Dealertrack DMS for Independent Dealers	S	-	O

Sales and F&I solutions:
Dealertrack Credit Application Network (free to dealers)	-	-	-
Credit Bureau Access Platform	-	T	-
BookOut	S	-	-
Dealertrack Compliance	S	T	-
Dealertrack eContracting	S	T	-
DealTransfer®	S	-	-
CreditOnline®	S	-	-
SalesMaker™	S	-	-
Dealertrack eMenu	S	-	-
Dealertrack Aftermarket Network	-	T	-
AutoAccelerator CRM	S	-	-
Dealertrack Marketing Services	S	-	-

Inventory solutions:
Dealertrack eCarList®	S	T	O
Dealertrack AAX®	S	T	O
Dealertrack MarketPlace	-	T	-
Dealertrack SmartChat®	S	-	-
TrueTarget®	S	-	-
TrueTarget® Mobile	S	-	-
CentralDispatch®	S	-	-
jTracker®	S	-	-
MoveCars	S	-	-
TrueScore	S	-	-
AutoInk and eBay Listing and Merchandising Tools	-	T	-

Interactive solutions:
Dealer Websites	S	-	-
Mobile Websites	S	-	-
Search - SEO and SEM	S	-	-
Social & Reputation Management	S	-	-
Digital Retailing - SmartFind™	S	-	-
Digital Retailing - PaymentDriver®	S	-	-
Digital Retailing - FinanceDriver®	S	-	-
Digital Retailing - TradeDriver®	S	-	-

Registration & Titling solutions:
Dealertrack OLRS®	-	T	-
Dealertrack RegUSA®	-	T	-

Revenue Type
Lender Solutions - Products and Services	Subscription	Transaction	Other

Sales and F&I solutions:
Dealertrack Credit Application Network	-	T	-
Credit Bureau Access Platform	-	T	-
Dealertrack eContracting	S	T	-
BookOut	S	-	-

Collateral Management solutions:
Dealertrack Electronic Lien & Title (ELT)	-	T	-
Dealertrack Vehicle Title and Collateral Administration	-	T	O
Dealertrack eDocs	-	T	O

Dealer Management solutions:

Dealertrack's DMS provides dealers with easy-to-use tools and real-time data access to enhance their efficiency and control their business across every department and for multiple locations. The SaaS-based system provides an open and secure platform that allows dealers to integrate and manage all of the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order, service price guides, vehicle inventory, contact management, payroll, and personnel management.

The product offerings in this solution include Dealertrack DMS for Franchised Dealers and Dealertrack DMS for Independent Dealers. These products differ in that certain functionality that a franchise may require, such as integration with its OEM, is not relevant to an independent dealer. In addition, Dealertrack’s DMS Opentrack platform allows dealers to securely integrate their Dealertrack DMS with certified third-party software used within the dealership. Our Opentrack platform embraces a broad range of certified third-party software providers, including providers of CRM, Inventory, Desking, Menu, Multichannel Marketing and Service Applications.

Sales and F&I solutions:

Dealertrack's Sales and F&I solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform, including our Compliance offering which helps dealers meet legal and regulatory requirements, and protect their assets. Product offerings in this solution include:

Dealertrack Credit Application Network — The Dealertrack Credit Application Network facilitates the online credit application process by enabling dealers to pull credit bureau data and transmit consumers’ credit application information to one or multiple lenders and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous lenders. We offer each lender customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease, and reports of current financing rates and programs. Dealertrack offers mobile accessibility to its Dealertrack Credit Application Network via both Android-based and iOS devices, including iPhones and iPads. One feature of our mobile application is the function allowing dealer and lender users to check credit application and contract statuses for individual dealers.

Credit Bureau Access Platform – The Credit Bureau Access Platform allows dealers and lenders to connect to the leading credit bureau providers to access credit reports, helping to streamline and simplify the credit and financing decision process for preferred lenders.

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

CreditOnline ® — CreditOnline allows visitors to a dealership’s website to securely submit personal and confidential credit application data online, which the dealer can then access by logging onto the Dealertrack credit application network. All credit application data completed online by the customer appears along with the information the dealer has entered, eliminating the need to re-enter personal information into the system when a customer arrives at the dealership.

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

Dealertrack eMenu — Dealertrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. Dealertrack eMenu is also utilized as part of the Dealertrack Compliance offering. Dealertrack also offers eMenu for iPad on which dealers can present content to consumers in the dealership’s showroom and F&I department. The mobile application includes a consumer-facing survey tool, dealer messaging, presentation of F&I product videos, product descriptions and pictures. Dealers can use the iPad application to build and present product options with pricing and customer signature capture capabilities.

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

AutoAccelerator CRM – AutoAccelerator is a CRM system encompassing automotive customer relationship management and prospect follow-up in one platform, including Internet Leads Management. The solution includes a mobile application-based solution for iPads and iPhones as well as a desktop solution.

Dealertrack Marketing Services – Dealertrack Marketing Services offerings include a number of services and technology tools that help automotive dealerships better manage database marketing and customer communications, including prospects, sales, and services.

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

During January 2014, we launched a comprehensive suite of inventory management tools called Inventory+, which integrates features of Dealertrack eCarList and Dealertrack AAX.

Dealertrack MarketPlace — Dealertrack MarketPlace is a full-featured destination where dealers come together to buy and sell vehicles through the Dealertrack network. MarketPlace reduces the amount of time and expense that dealers expend to acquire a vehicle by providing market-driven analytics to match buyers and sellers while helping dealers locate vehicles.

Dealertrack SmartChat ® — Fully integrated with Dealertrack’s Inventory suite, the web-enabled Dealertrack SmartChat allows dealers to send retail and wholesale data straight to a smartphone or mobile device.

TrueTarget ® — Dealertrack TrueTarget is an advanced vehicle analytics web service that delivers real time vehicle-related data from industry sites, including AutoTrader, Cars.com, eBay Motors, and Carfax.

TrueTarget® Mobile — Dealertrack’s mobile solution provides dealers with accurate and timely vehicle pricing, metrics and wholesale data from industry-leading websites straight to any smartphone or tablet.

CentralDispatch ® — Dealertrack’s complete turn-key web-based automobile transport network that connects more than 6,000 automobile carriers in North America with dealers and other industry retailers to ship vehicles both nationally and internationally.

jTracker ® — jTracker is a web-based CRM solution for managing automobile transportation projects and assignments for industry brokers.

MoveCars — Dealertrack MoveCars is an online directory of vehicle shippers and automotive transportation companies and resources.

TrueScore — Dealertrack TrueScore delivers an instant real-time snapshot of vehicle market demand, a dealership’s history, group needs and real transactional sales data. This advanced vehicle web tool provides unprecedented insight into a vehicle’s potential performance.

AutoInk and eBay Listing and Merchandising Tools — Dealertrack’s robust merchandising tools save dealers time and money by delivering instantaneous sync to certain third party sites, via desktop or mobile, These tools help deliver enriched advertising messages with robust descriptions and powerful photographs with premier distribution to leading websites.

Interactive solutions:

Dealertrack’s Interactive solutions deliver digital marketing tools and solutions, such as award-winning desktop and mobile website design, SEO, SEM, digital retailing, social media and reputation management tools. These web-based solutions help dealerships expand their online presence to attract and convert more shoppers and achieve higher quality leads and conversion rates. The Interactive solution offerings include:

Dealer Websites — Customizable and scalable websites, which are feature rich and search engine optimized.

Mobile Websites — An intuitive, responsive, easy-to-use mobile website platform that provides robust capabilities allowing dealers to connect with customers anytime, anywhere on any mobile device.

Search – SEO and SEM — Dealertrack’s SEO and SEM afford dealers with tracking, campaign management, keyword generation, geo targeting, and other tools to drive improved rankings and organic search results, leading to increased website visibility, leads and sales.

Social & Reputation Management — Bringing social and reputation management together in an innovative suite of tools that simplifies the management of a dealer’s social media presence within the online domain. These social components bring social media outlets together and allow dealers to monitor and shape their online presence and reputation.

Digital Retailing – Dealertrack offers a number of tools that allow visitors to dealerships’ websites to find their right vehicle, review pricing and payment solutions, as well as obtain a trade-in offer, all in line with a dealership’s criteria, and capture finance leads for dealers. These are all designed to assist in streamlining the vehicle purchase process. Dealertrack’s Digital Retailing tools can be embedded in third-party websites and can also be included in dealer websites. Dealertrack’s Digital Retailing tools currently available include:

•	SmartFind ™ — A web service that uses proprietary “best match” search algorithms to return a ranked list of available vehicles in inventory, based upon a consumer’s specific search parameters, and perform robust comparisons of actual vehicles in inventory.

•	PaymentDriver ® — A web-based finance payment calculation service for automotive retail portals and websites, giving consumers the ability to generate accurate monthly payments for specific vehicles based on the most current finance rates and residual data available from a dealership’s finance partners.

•	FinanceDriver ® — A web service that allows automotive retailers to provide robust financing services to consumers during the vehicle research process, including the ability to complete a simplified credit application online.

•	TradeDriver® — A web service enabling dealers to provide website visitors with a trade-in offer on used vehicles based on dealer-controlled configurations.

Registration & Titling solutions:

Dealertrack’s Registration & Titling solutions include the following electronic motor vehicle registration and titling applications:

Dealertrack OLRS ® — Dealertrack Online Registration System (OLRS) is a software-assisted service that provides a do-it-yourself version of department of motor vehicle processing for dealers. The service, which allows for online, real-time motor vehicle registration and/or titling directly from an authorized retailer’s office is currently available in the following states: California, Connecticut, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and Wisconsin.

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

Collateral Management solutions:

Dealertrack’s vehicle collateral management services manage over 36 million titles, storing approximately 18 million physical paper titles and another 18 million electronic titles. Dealertrack’s service offerings in this space include:

Dealertrack Electronic Lien & Title (ELT) — Our ELT platforms allow our customers to place, monitor and release liens on vehicles in their portfolio in certain ELT eligible states. Dealertrack’s ELT offering can be implemented as a standalone solution or as part of a single integrated platform with the Dealertrack Title and Collateral Administration offering and services.

Dealertrack Vehicle Title and Collateral Administration — Dealertrack’s Title and Collateral Administration is a comprehensive title management solution that includes lien perfection monitoring, paper and electronic title management, imaging and storage of paper titles, and discrepancy identification.

Dealertrack eDocs — Our eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate lender. Services also include data entry and data verification.

International

Our subsidiary, Dealertrack Canada Inc., is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry in Canada. While we have historically provided our Canadian customers with only our credit application and contract processing products, we are now also offering select subscription products in Canada. For the years ended December 31, 2013, 2012 and 2011, our Canadian operations generated approximately 9%, 10% and 9% of our net revenue, respectively. Long-lived assets in Canada were $39.7 million, $44.8 million and $35.5 million as of December 31, 2013, 2012 and 2011, respectively.

Technology

Our technology platform is robust, flexible and extendable and is designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Our technology includes the following primary components:

Web-Based Interface

Our customers access the majority of our on-demand application products and services through easy-to-use web-based interfaces. Our web-based delivery method gives us control over our applications and permits us to make modifications at a single central location for each application. We can add new functionality and deliver new products to our customers by updating our software on a regular basis.

We are increasingly deploying open source technologies in our development environment. We believe these open source solutions will enable software development that is faster and more flexible. This will allow us to increase the quantity and quality of products we deploy through increased flexibility and decreased time prior to deployment.

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

Partner Integration

We utilize a variety of various integration technologies to interface with our partners. We are a member of the Standards for Technology in Automotive Retail and the American Financial Services Association, and are committed to supporting published standards as they evolve.

Infrastructure

Our technology infrastructure is hosted externally and consists of multiple production and disaster recovery sites. Our production sites are fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we generally employ system redundancy to minimize system downtime.

Security

We believe that we offer secure, reliable and trusted service networks. Dealertrack has built its security program utilizing a “Defense in Depth” security strategy. Our multi-layered approach is designed to protect Dealertrack’s applications, physical infrastructure and network infrastructure. Dealertrack’s website environments are governed by high security standards that include multi-tiered firewall infrastructure that allows for multiple layers of protection on our network and intrusion detection systems to alert of potential network security threats. Our primary production firewalls and intrusion detection systems are both managed and monitored continuously by an independent security management company. Our internet communications are encrypted using https/SSL 128-bit encryption. We also utilize authentication and authorization software solutions to securely manage user access to our applications. Once a user has been authorized, access control to specific functions within the site is performed by the application. Dealertrack’s security program includes having external and internal vulnerability assessments performed on a regular basis to test for security vulnerabilities. We have implemented patch management and server hardening processes to protect against security vulnerabilities inherent in many industry-standard software, systems and applications. Dealertrack uses leading anti-virus solutions to protect its servers and workstations.

Dealertrack maintains a certification from Cybertrust, Inc. (Verizon Business Services), a leading industry security certification body. This certification program entails a comprehensive evaluation of our security program, including extensive testing of our websites’ perimeter defenses.

Customer Development and Retention

Sales

Our resources are focused on certain primary customer groups within the automotive retail industry: dealers, lenders, OEMs, third-party retailers, and aftermarket providers. Our sales resources strive to increase the number of products and services purchased or used by existing customers and also to sell products and services to new customers. For dealer sales, we focus on selling our subscription-based products and services to dealers through field sales and telemarketing efforts and also support the implementation of subscription-based and transaction-based products for dealers.

During the fourth quarter of 2013, we realigned our dealer sales team in the United States so that we could provide a sales account management structure focused on strategic accounts, key accounts, and independent groupings. The intent is to provide one general sales contact per dealer who can involve specialized sales team members as needed for more involved product sales.

Lender relationships are managed by account teams focused on adding more lenders to our Dealertrack credit application network and increasing the use of our eContracting, eDocs, and collateral management offerings. Relationships with automotive manufacturers are managed by a dedicated OEM relationship management team that is also responsible for introducing our solutions to the automotive manufacturers. Relationships with other providers are managed across various areas of our organization.

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

Marketing

Our marketing strategy is to establish our brand as the leading provider of online software solutions for dealers, lenders, OEMs, and other industry providers. Our marketing approach is to employ multiple off-line and on-line channels, targeted at key executives and other decision makers within the automotive retail industry, such as:

•	participation in industry and state events, such as the National Automobile Dealers Association trade conference, and regularly scheduled state association meetings and conferences;

•	public relations through press releases and publication of news and thought leadership articles, and other media relations activities;

•	direct marketing employing mail and e-mail delivered to buyers and influencers in dealer and lender markets;

•	employing our website to offer services, and provide product and company information in video and other formats;

•	search engine marketing to increase visibility in search engine result pages;

•	promotions and sponsorships on national and regional levels; and

•	advertising in online and print automotive trade magazines and other periodicals.

Customer Service

We believe superior customer support is important in retaining and expanding our customer base. We have a comprehensive technical support program to assist our customers in maximizing the value they get from our products and services, and solving problems or issues. We provide telephone support, e-mail support and online information support, as well as consulting services about our products and services. Our customer service group handles general customer inquiries, such as questions about resetting passwords, billings, how to subscribe to products and services, the status of product subscriptions, and how to use our products and services. Support is available to customers by telephone, e-mail or over the web. Our technical support specialists are extensively trained in the use of our products and services.

Competition

The market for our solutions in the U.S. automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our current principal competitors include:

•	web-based automotive finance credit application processors, including AppOne, CUDL, Finance Express, Open Dealer Exchange, and RouteOne;

•	proprietary finance credit application processing systems, including those used and provided to dealers by BMW Financial Services and Volkswagen Credit;

•	dealer management system providers, including ADP, Auto/Mate, AutoSoft, and Reynolds and Reynolds;

•	providers of inventory analytic tools, including eLEAD, First Look, Red Bumper, vAuto*, and vinSolutions**;

•	digital marketing providers, including Cobalt** and Naked Lime***;

•	collateral management service providers, including Assurant and PDP Group;

•	providers of vehicle electronic registration solutions, including AVRS, CVR, ELS, MVSC, and TitleTec;

•	automotive retail sales desking providers, including ADP, and Market Scan Information Systems;

•	providers of services related to aftermarket products, including MenuVantage and the StoneEagle Group; and

•	vehicle shipping and transportation providers, including uShip, Openlane Transport/CarsArrive Network, and Ready Auto Transport/1Dispatch.com.

Dealertrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for menu-selling and CRM products and services. Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly to new technologies and changes in customer needs. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of product development and customer support.

*	An AutoTrader Company
**	An ADP Company
***	A Reynolds and Reynolds Company

Government Regulation

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other lenders, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, (CCPA), the Gramm-Leach-Bliley Act (the GLB Act), the Fair and Accurate Credit Transactions (FACT) Act of 2003, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Federal Reserve Board’s and the Consumer Financial Protection Bureau’s (CFPB) regulations relating to consumer protection and privacy, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Interagency Programs for Supervision of Technology Service Providers, the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, the Consumer Report Information Disposal Rule, Regulation AB, the regulations of the Federal Reserve Board, the Fair Credit Reporting Act and other state and local laws and regulations. On July 21, 2011, authority to promulgate rules and regulations under 18 federal consumer protection laws, including the CCPA, GLB, parts of the FACT Act and new authority under the Dodd-Frank Act, was transferred to the CFPB, an independent agency established by the Dodd-Frank Act and funded by the Federal Reserve Board. The CFPB has authority to issue new regulations and bring enforcement actions, including regulations prohibiting and enforcement actions redressing unfair, deceptive, and abusive trade practices relating to consumer financial services. The Federal Trade Commission continues to have supervisory and enforcement authority over most franchised dealers, but the CFPB has supervisory and enforcement authority over independent and buy-here-pay-here dealers, as well as financial institutions with assets in excess of $10 billion and other “larger non-depository participants” in the consumer financial services market. Our financing clients, such as banks, finance companies and captives, will be subject to the substantive regulations published by the CFPB (and franchised dealers will remain subject to parallel rules of the Federal Reserve Board) and many financing clients will be subject to the CFPB’s supervisory authority on consumer finance issues if their assets exceed $10 billion or they are deemed a “larger, non-depository participant” for consumer financial services. It is anticipated that the CFPB may by regulation in 2014 extend its “larger participant” supervisory authority to include auto lenders as “larger participants” in the market for consumer financial services.

The CFPB may subject us to its supervision and examination authority as a “service provider.” Similar to our clients, we may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB. The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry. The FTC held a series of hearings in 2011 on auto financing practices. It is possible that the FTC will issue regulations that may affect us and the products and services we offer to dealers.

After conducting supervisory audits of large auto lenders, the CFPB issued Guidance in March 2013 with respect to possible Equal Credit Opportunity Act (ECOA) “disparate impact” credit discrimination in indirect auto finance. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of “buy rates” or the selection of lenders to which dealers submit credit applications) result in statistically significant negative rates or terms for protected classes of persons under ECOA. The CFPB recommended that lenders either implement a compliance program to monitor and assess the impact on ECOA protected classes of dealer rate markups or eliminate dealer rate markups and compensate dealers on a flat fee basis instead. In December 2013, the CFPB entered into a consent order with Ally Financial, Inc. and Ally Bank (Ally). The CFPB found that Ally’s allowance of dealer discretion in marking up wholesale “buy rates” for financing had a statistically significant disparate impact on rates paid by African-Americans, Hispanics, and Pacific Islanders. The consent order with Ally did not forbid Ally from allowing dealers to markup its buy rates. If the CFPB enters into consent decrees with other lenders on disparate impact claims that require a change in the way that dealers are compensated in connection with indirect auto finance, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

The role of our products and services in assisting our customers’ compliance with legal and regulatory requirements depends on a variety of factors, including the particular functionality, interactive design, and classification of the customer. We are not a party to the actual transactions that occur in our networks. Our lender, dealer, and third-party providers must assess and determine what applicable laws and regulations are required of them and are responsible for ensuring that their use of our products and services conform to their legal and regulatory needs.

Consumer Privacy and Data Security Laws

Consumer privacy and data security laws on the federal and state levels govern the privacy and security of consumer information generally and may apply to our business in our capacity as a service provider for regulated financial institutions and automotive dealers that are subject to the Fair Credit Reporting Act (FCRA), the GLB Act and applicable regulations, including the FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule.

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

State Laws and Regulations

The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, Vermont requires consumers to “opt-in” to allow affiliate information sharing. Almost all states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Section 5 of the FTC Act which prohibits unfair and deceptive practices (UDAPs) does not preempt state UDAP laws, some of which contain more consumer remedies and potential damages against dealers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as disclosures, permissible fees, consumer protection and UDAPs. Recently, certain states have passed laws requiring specific security protections for maintaining or transmitting the personal information of state residents.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act (the E-SIGN Act), a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act (UETA), a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. The Revised Uniform Commercial Code Section 9-105 (UCC 9-105) provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting (eContracting) product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” and other requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to this effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

Internet Regulation

We are subject to federal, state and local laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online service providers that apply to us. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights, rights to opt-out of online tracking, and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy disclosures and opt-out rights, restrictions on email and wireless device communications, data security requirements across various electronic media, security breach consumer notice obligations, taxation, access charges and so-called “net neutrality,” liability for third-party activities such as unauthorized database access, and jurisdiction. The FTC has expressed its desire for regulation of Internet tracking mechanisms such as “cookies” or “web bugs.” A federal appeals court recently overruled the FCC’s “net neutrality” regulation meaning that we may have to pay premium rates to providers for bandwidth and mobile service. Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

Intellectual Property

Our success depends, in large part, on our intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

We have been issued a number of utility patents in the United States and have patent applications pending in the United States, Canada and Europe, including patents that relate to a system and method for credit application processing and routing. We have both registered and unregistered copyrights on aspects of our technology. We have a U.S. federal registration for the mark “Dealertrack.” We also have U.S. federal registrations and pending registrations for several additional marks we use and claim common law rights in other marks we use. We also have filed some of these marks in foreign jurisdictions. The duration of our various trademark registrations varies by mark and jurisdiction of registration. In addition, we rely, in some circumstances, on trade secrets law to protect our technology, in part by requiring confidentiality agreements from our vendors, corporate partners, team members, consultants, advisors and others.

Industry Trends

We are impacted by trends in both the automotive retail industry and the credit finance markets. Our financial results are impacted by the number of dealers serviced and the number of vehicles sold. The number of transactions processed through our network is impacted by vehicle sales volumes, the level of indirect financing and leasing by our participating lender customers and our market shares of their business, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network.

The number of lending relationships between the various lenders and dealers available through our network continues to increase as the number of franchised dealers has stabilized and lenders are deploying more capital to auto finance. While the number of independent dealers appears to be declining, our market share of independent dealers is increasing.

In recent years, the franchise dealership count has remained consistent at approximately 17,500 based on data from the National Automobile Dealers Association. We do not anticipate a significant change in the number of franchise dealerships over the next few years. A reduction in the number of automotive dealers reduces our opportunities to sell our subscription products.

The automobile industry’s new light vehicle sales for 2013 increased to 15.6 million vehicles, an increase of 8% from the 14.5 million new light vehicles sold in 2012, according to Automotive News. While new light vehicle sales is expected to increase in 2014, the growth rate is expected to be lower.

      Used vehicle sales continue to be impacted by vehicle supply. Used vehicles sold by franchised dealers for 2013 increased to 15.7 million vehicles, an increase of 5% from the 15.0 million used vehicles sold in 2012, according to CNW Research. The supply of used vehicles that are newer models is limited compared to pre-recession levels due to the decline in new car sales, fleet purchases and leasing during the recession. The average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the five year period ending in 2007. The total used vehicle supply will likely not increase until at least 2015 as the more recent increases in new vehicles sold start to be traded in to dealerships or leases are returned.

While total used vehicle supply remains limited, the used car market mix is expected to continue to change with a larger percentage of used vehicles being sold by franchised and independent dealers, and less through private sales.

Strengthening annual sales rates over the past several years have resulted in a general increase in dealer profitability. While increased profitability may be expected to increase the number of subscriptions, the dealers need for solutions may not be as high as they were during more difficult historic economic periods, in which certain offerings were essential to dealerships for maintaining liquidity.

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

Team Members

As of December 31, 2013, we had approximately 2,500 team members. None of our team members are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our team members are good.

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

Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, increased federal taxation, residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect our lender and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. While new car sales increased in 2012, they remain below historical levels. Additionally, a certain number of our lender customers are dependent on continued access to the capital markets, in order to fund their lending activities. These factors may result in our lenders further reducing the number of automobile dealers that they service or the number of contracts that they purchase which could result in a reduction in the number of credit applications that are processed through our network. Additionally, due to the economic downturn, there has been a consolidation of automotive dealers and the number of franchised automotive dealers declined in 2009 and 2010. These declines have stabilized, and in 2011, 2012 and 2013 there was no significant change in the number of franchised dealers. To the extent that these consolidated dealers have subscription products, any future consolidation will result in cancellation of those products. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debts.

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

Currently, some software vendors, including some of our competitors, have designed their software systems in order to make it difficult or impossible to integrate with third-party products and services such as ours and others have announced their intention to do so. Some software vendors also use financial or other incentives to encourage their customers to purchase such vendors’ products and services. These obstacles make it more difficult for us to compete with these vendors and could have a material adverse effect on our business, prospects, financial condition and results of operations. While we have agreements in place with various third-party software providers to facilitate integration between their software and our network, we cannot assure you that each of these agreements will remain in place or that during the terms of these agreements these third parties will not increase the cost or level of difficulty in maintaining integration with their software. Additionally, we integrate certain of our solutions and services with other third parties’ software programs. These third parties may charge us a cost prohibitive fee for integration, or design or utilize their software in a manner that makes it more difficult for us to continue to integrate our solutions and services in the same manner, or at all. These developments could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our computer systems and operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, power outages, telecommunications failures, terrorist attacks, network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage and other similar events beyond our control (each a “force majeure event”). The occurrence of a force majeure event at our facilities in the New York metropolitan area or at any third-party facility we utilize, such as the production center we use in Piscataway, New Jersey, or the disaster recovery center we use in Waltham, Massachusetts, could cause interruptions or delays in our business, loss of data or could render us unable to provide our products and services. In addition, the failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, bankruptcy, natural disaster or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any or all of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our pending acquisition of Dealer.com may significantly impact all aspects of our operations, as well as our capitalization, including our total debt and equity outstanding.

On December 19, 2013, we entered into a definitive agreement to acquire Dealer Dot Com, Inc. (“Dealer.com”), a provider of a full suite of digital marketing tools, including website design and lead generation tools, to OEMs and dealers, and is based in Burlington, Vermont. We expect that the acquisition of Dealer.com will close in the first quarter of 2014, although there can be no assurance closing will occur. If we complete the acquisition of Dealer.com, this would be our largest acquisition to date. If we consummate the acquisition of Dealer.com, we will incur a substantial amount of additional debt. Such additional debt may have a significant impact upon on our business.

We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisition, including accounting charges or the impact on our existing business. For example, customers of Dealertrack and Dealer.com may not continue to use Dealertrack or Dealer.com to the same extent as they would have if Dealer.com had remained an independent company, or they may cancel existing agreements. Accordingly, we may not realize the potential benefits of the acquisition.

In addition to these risks, the integration of Dealer.com into Dealertrack will be a time-consuming and expensive process and will require us to bear ongoing costs associated with maintaining and supporting the existing Dealer.com technology platforms. We may lose key Dealer.com employees as a result of the acquisition, which would increase our costs and challenges in supporting the acquired technology. If our integration effort is not successful, if we do not estimate associated costs accurately or if we cannot effectively manage costs, we may not realize anticipated synergies or other benefits of the Dealer.com acquisition, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

Furthermore, operating decisions may impact existing products and platforms. If any of these decisions are expected to potentially result in the limitation or discontinuation of use of certain assets, we would expect accelerated depreciation and potential impairment of assets including property and equipment, software and website development costs, intangible assets or goodwill.

Finally, any changes in the operating structure of the business post acquisition may result in changes in asset groups, segments, or reporting units which could also result in certain asset impairments.

If we consummate the acquisition of Dealer.com, we will be subject to additional risks related to Dealer.com’s business.

If we consummate the acquisition of Dealer.com, we will be subject to additional risks specific to Dealer.com’s business, including the following:

•	If Dealer.com fails to maintain or increase its base of subscribing dealers or OEMs who purchase its services or increase revenue from subscribing dealers or OEMs, Dealer.com’s business, results of operations and financial condition would be materially and adversely affected;

•	Dealer.com may not be able to expand into new geographical markets, adjacent markets in the automotive industry or new industry verticals as a result of restrictions in its existing contracts;

•	If Dealer.com’s security measures are compromised, or if its solutions are subject to attacks that degrade or deny the ability of its consumers to access its websites or services, customers may curtail or stop using Dealer.com’s platform;

•	Dealer.com utilizes certain key technologies and data from, and integrates its network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with its products or services;

•	The software underlying Dealer.com’s services may be subject to undetected errors, defects or bugs which could adversely affect its business;

•	Dealer.com may be unable to maintain or grow its base of advertising customers or increase its revenue from its existing advertising customers, in which case its advertising business, results of operations and financial condition will be harmed; and

•	Dealer.com may not timely and effectively scale and adapt its existing technologies and infrastructure to ensure that its platform is accessible.

Any acquisitions that we complete may dilute your ownership interest in us, may have adverse effects on our business, prospects, financial condition and results of operations and may cause unanticipated liabilities.

Our pending acquisition of Dealer.com, and other future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. In the Dealer.com transaction, in addition to cash consideration of $620 million, we expect to issue approximately 8,715,000 shares of our common stock, which is slightly less than 20% of our common stock outstanding. Any future issuances of equity securities would further dilute our existing stockholders’ ownership interests. Future acquisitions may also decrease our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional indebtedness, have future impairment of assets, or suffer adverse tax and accounting consequences in connection with any future acquisitions.

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

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making payments on the debt.

If we consummate the acquisition of Dealer.com, we will incur a substantial amount of additional debt in the form of new senior secured credit facilities. We may also incur additional indebtedness in the future. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our expected substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our new senior secured credit facilities is variable-rate debt.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of our new senior secured credit facilities will contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions will be subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. The more leveraged we become, the more we, and in turn our securityholders, become exposed to the risks described above.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on the new senior secured credit facilities and our other debt obligations, including our senior convertible notes, will depend upon, among other things:

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	the future availability of borrowings under our new senior secured credit facilities, the availability of which depends on, among other things, our complying with the covenants in our new senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our new senior secured credit facilities, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

The terms of our new senior secured credit facilities may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our new senior secured credit facilities are expected to contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other restricted payments;

•	create or incur certain liens;

•	make certain investments;

•	engage in sales of assets and subsidiary stock;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

In addition, our revolving credit facility is expected to require us to maintain a first lien leverage ratio. As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure to comply with the covenants contained in our new senior secured credit facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	require us to apply all of our available cash to repay these borrowings; or

•	prevent us from making debt service payments, any of which could result in an event of default under our indebtedness.

If the indebtedness under our new senior secured credit facilities or our other indebtedness, including the senior convertible notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

We are directly and indirectly subject to various laws and regulations. Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our clients, and to us as a service provider, which certain regulations obligate our clients to monitor. These include the Fair Credit Reporting Act (FCRA), the Gramm-Leach-Bliley Act (the GLB Act) and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, Office of Comptroller of the Currency (OCC), Federal Deposit Insurance Corporation (FDIC), and Federal Reserve Board (FRB) Administrative Guidelines - Implementation of Interagency Programs for the Supervision of Technology Service Providers, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, and applicable Federal Communications Commission (FCC) telemarketing rules, and the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule, as well as regulations promulgated by the FRB, FDIC, OCC, and the Consumer Financial Protection Bureau (CFPB). If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws or regulations, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state or federal regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The CFPB has authority to issue new regulations and bring enforcement actions, including regulations prohibiting and enforcement actions redressing unfair, deceptive, and abusive acts and practices relating to consumer financial services. The Federal Trade Commission continues to have supervisory and enforcement authority over most franchised dealers, but the CFPB has supervisory and enforcement authority over independent and buy-here-pay-here dealers as well as financial institutions with assets in excess of $10 billion and other “larger non-depository participants” in the consumer financial services market. Our financing clients such as banks, finance companies and captives will be subject to the substantive regulations published by the CFPB (and franchised dealers will remain subject to parallel rules of the Federal Reserve Board) and many financing clients will be subject to the CFPB’s supervisory authority on consumer finance issues if their assets exceed $10 billion or they are deemed by CFPB regulation to be a “larger, non-depository participant” for consumer financial services. It is anticipated that the CFPB may by regulation in 2014 extend its “larger participant” supervisory authority to include auto lenders as “larger participants” in the market for consumer financial services.

As a service provider to supervised banks, the CFPB has supervisory authority over us. The CFPB may subject us to its supervision and examination authority as a “service provider.” Similar to our clients, we may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB. The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry. The FTC held a series of hearings in 2011 on auto financing practices. It is possible that the FTC will issue regulations that may affect us and the products and services we offer to dealers.

After conducting supervisory audits of large auto lenders, the CFPB issued Guidance in March 2013 with respect to possible Equal Credit Opportunity Act (ECOA) “disparate impact” credit discrimination in indirect auto finance. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of “buy rates” or the selection of lenders to which dealers submit credit applications) results in statistically significant negative rates or terms for protected classes of persons under ECOA. The CFPB recommended that lenders either implement a compliance program to monitor and assess the impact on ECOA protected classes of dealer rate markups or eliminate dealer rate markups and compensate dealers on a flat fee basis instead. In December 2013, the CFPB entered into a consent order with Ally Financial, Inc. and Ally Bank (Ally). The CFPB found that Ally’s allowance of dealer discretion in marking up wholesale “buy rates” for financing had a statistically significant disparate impact on rates paid by African-Americans, Hispanics, and Pacific Islanders. The consent order with Ally did not forbid Ally from allowing dealers to markup its buy rates. If the CFPB enters into consent decrees with other lenders on disparate impact claims that require a change in the way that dealers are compensated in connection with indirect auto finance, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

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

In the United States, the enforceability of electronic transactions is primarily governed by the E-SIGN Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by nearly every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. Uniform Commercial Code (UCC) 9-105 provides requirements to perfect security interests in electronic chattel paper. These laws impact the degree to which the lenders in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” and other requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

New legislation or changes in existing legislation may adversely affect our business.

Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments, administrative agencies such as the FTC, the CFPB the FCC, and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. A federal appeals court recently overruled the FCC’s “net neutrality” regulation meaning that we may have to pay premium rates to providers for bandwidth and mobile service. Furthermore, government restrictions on Internet content or anti-“net neutrality” legislation could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

We utilize certain key technologies and data from, and integrate our network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with our products or services.

Our proprietary software is designed to work in conjunction with certain hardware, software and data from third-parties, including eOriginal, IBM, Microsoft, Oracle, Salesforce.com, and SAP. Any significant interruption in the supply or maintenance of such third-party hardware, software and data could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products and services. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality or data provided by the third-party vendors currently incorporated into our products or services in the event that such technologies or data becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business operations may be disrupted if our Enterprise Resource Planning (ERP) and CRM system implementation is not successful.

We are in the process of converting our various business information systems to SAP ERP and Salesforce.com CRM. We have committed significant resources to this conversion and it is being phased in over multiple years. The conversion process is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated. We are using a controlled project plan that we believe will provide an adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, we may be limited in our ability to integrate any business that we may want to acquire. Failure to properly or adequately address these issues could result in significant costs or impact our ability to perform necessary business operations which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our team members and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours, or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, and any other foreign countries in which we may market our products and services in the future, may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. The failure to adequately protect our intellectual property and other proprietary rights, or manage costs associated with enforcing those rights, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Since 2001, we have acquired numerous businesses, including, most recently, our acquisitions of Casey & Casey in April 2013, CFM and Vintek in October 2013, certain assets of Nexteppe in November 2013, and our pending acquisition of Dealer.com which was announced on December 19, 2013. As part of our ongoing business strategy to expand product offerings and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our company has grown significantly in size and scope in recent years, and our management remains concentrated in a small number of key team members. Our future success depends to a meaningful extent on our executive officers and other key team members, including members of our direct sales force and technology staff, such as our software developers and other senior technical personnel. We rely primarily on our direct sales force to sell subscription products and services to automotive dealers. We may need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. Additionally, we utilize outsourcing vendors, both on-shore and offshore, to supplement our technical personnel and reduce our costs. The loss of the services of any individual or group of individuals could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Under accounting principles generally accepted in the United States (GAAP), we review our cost and equity investments when events or changes in circumstances indicate the carrying value of our investments may not be fully recoverable. The carrying value of our investments may not be recoverable due to factors such as any adverse business conditions or decline in value of the companies in which we hold an investment. Our investment of $82.7 million in TrueCar is recorded at cost on the consolidated balance sheet as of December 31, 2013. On February 7, 2014 and February 12, 2014, we signed agreements to sell an aggregate of 15,601,761 shares of common stock of TrueCar, which constitutes all of our shares of common stock of TrueCar, at a price per share in excess of the per share carrying value of the investment. See Note 21 to our consolidated financial statements.

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

The trading price of our common stock may fluctuate substantially. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of equity research analysts;

•	trends in the automotive and automotive finance industries;

•	catastrophic events;

•	fluctuations in the credit markets, including the pricing and availability of credit;

•	loss of one or more significant customers or strategic alliances;

•	significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

•	legal or regulatory matters, including legal decisions affecting the indirect automotive finance industry or involving the enforceability or order of priority of security interests of electronic chattel paper affecting our electronic contracting product;

•	large block of trades of our common stock; and

•	additions or departures of key team members.

The stock market in general, the NASDAQ Stock Market, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008 through the first quarter of 2009, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

The conditional conversion features of the convertible notes, if satisfied, may adversely affect our financial condition, operating results and liquidity.

In the event the conditional conversion features of the convertible notes are satisfied, holders of convertible notes will be entitled to convert the convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, we may, if we so elect or are deemed to have so elected, be required to settle all or a portion of the conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Certain provisions of our senior convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We also may be required to issue additional shares upon conversion in the event of certain fundamental changes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Lake Success, New York, where we lease approximately 110,000 square feet of office space. We also lease approximately 110,000 square feet of office space in Dallas, Texas. Our other principal offices are located in Sacramento, California; Groton, Connecticut; Wilmington, Ohio; Mississauga, Ontario; Irving, Texas; Plano, Texas; Memphis, Tennessee; Las Vegas, Nevada; South Jordan, Utah; Philadelphia, Pennsylvania; and various locations in Louisiana. We lease all of the office space for our principle offices.

We are in the process of negotiating a lease to move our corporate headquarters in Lake Success, New York, to a nearby property due to our expansion and growth. We are expecting to buy-out our existing lease for approximately $4 million.

We believe our other existing facilities are adequate to meet our current reasonably foreseeable business needs.

Item 3. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of our business, none of which are expected to have a material adverse effect on us. In addition to the litigation matters arising in connection with the ordinary course of our business, we are party to the litigation described under Note 17 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K under the heading “Legal Proceedings” and incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of January 31, 2014, there were 40 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2013 and 2012, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$50.30	$36.66
Third Quarter	$42.91	$35.00
Second Quarter	$36.00	$26.28
First Quarter	$33.62	$28.62

Year Ended December 31, 2012
Fourth Quarter	$29.09	$23.31
Third Quarter	$30.77	$26.88
Second Quarter	$31.98	$25.20
First Quarter	$31.90	$25.79

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

The following table sets forth the repurchases for the three months ended December 31, 2013, all of which were in conjunction with the vesting of restricted common stock units:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2013	—	$—	n/a	n/a
November 2013	1,951	$38.48	n/a	n/a
December 2013	—	$—	n/a	n/a

Total	1,951

Item 6. Selected Financial Data

The selected consolidated financial data as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2011, 2010 and 2009 and for each of the two years in the period ended December 31, 2010 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

We completed multiple acquisitions, as well as the divestiture of ALG, Inc. (ALG) and the contribution of Chrome Systems, Inc. (Chrome) to the Chrome Data Solutions joint venture, during the periods presented below. The operating results of the acquired businesses have been included in our historical results of operations from the respective acquisition dates. The operating results of our disposed businesses are included in our historical results of operations through the disposal date. These acquisitions and disposals have significantly affected our revenue, results of operations and financial condition. Accordingly, the results of operations for the periods presented may not be comparable due to these acquisitions and disposals.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report on Form 10-K and “Financial Statements and Supplementary Data” in Part II, Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$481,534	$388,872	$353,294	$243,826	$225,626
Income (loss) from operations	$11,054	$13,927	$14,238	$655	$(10,950)
Income (loss) before (provision for) benefit from income taxes	$4,567	$32,703	$62,732	$2,764	$(7,853)
Net income (loss)	$5,894	$20,454	$65,135	$(27,833)	$(4,334)
Basic net income (loss) per share	$0.14	$0.48	$1.58	$(0.69)	$(0.11)
Diluted net income (loss) per share	$0.13	$0.46	$1.53	$(0.69)	$(0.11)
Weighted average common stock outstanding (basic)	43,616	42,508	41,270	40,323	39,525
Weighted average common stock outstanding (diluted)	45,325	43,999	42,527	40,323	39,525

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, and marketable securities	$132,962	$182,270	$78,755	$195,307	$202,964
Working capital (1)	$135,860	$172,109	$94,518	$200,942	$191,894
Total assets	$956,475	$910,516	$660,353	$458,963	$472,327
Deferred revenue (short and long-term), due to acquirees (short and long-term) and other long-term liabilities	$24,620	$29,593	$30,719	$11,090	$12,692
Senior convertible notes, net	$170,317	$162,279	$—	$—	$—
Retained earnings (accumulated deficit)	$79,574	$73,680	$53,226	$(11,909)	$15,924
Total stockholders’ equity	$601,224	$571,317	$494,756	$408,917	$420,886

(1)	Working capital is defined as current assets less current liabilities.

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

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide franchised and independent dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management, merchandising, and transportation offerings to help dealers accelerate used-vehicle turn rates and assisting with the facilitation of vehicle delivery;

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites;

•	Registration & Titling solutions, which include online motor vehicle registration and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and services, title and collateral administration, as well as our digital contract processing services.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries, including, but not limited to, Dealertrack Canada, Inc., Dealertrack Digital Services, Inc., Dealertrack, Inc., Dealertrack Processing Solutions, Inc., Dealertrack Systems, Inc., FDI Computer Consulting, Inc., General Systems Solutions, Inc., and VINtek, Inc.

Executive Summary

Below are selected highlights of our operations for the year ended December 31, 2013:

•	On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. (doing business as "Auto Title Express") (Casey & Casey) for $21.3 million in cash, reflective of final working capital adjustments. Casey & Casey is Louisiana's first electronic general public license tag agency and provider of electronic vehicle registration, lien and title services, among other related services, in the state.

•	On October 1, 2013, we completed the acquisition of substantially all of the assets of Customer Focused Marketing, Inc. (CFM) for $13.2 million in cash, reflective of preliminary working capital adjustments. CFM provides customer relationship management and marketing services to automotive dealers across the United States.

•	On October 1, 2013, we completed the acquisition of VINtek, Inc. (Vintek) for $49.4 million in cash and a $4.0 million promissory note to be paid within 18 months of closing. The purchase price is reflective of preliminary working capital adjustments. Vintek is a provider of automotive collateral management, electronic lien and title (ELT) and consumer automotive finance processing services.

•	On November 1, 2013 we acquired certain assets of Nexteppe Business Solutions, Inc. (Nexteppe) for $3.6 million in cash, subject to potential purchase price adjustments. Nexteppe expands our dealer website offerings and is now part of our Interactive solutions.

•	In December 2013, we announced a definitive agreement to acquire Dealer.com, a leading provider of marketing and operations software and services for the automotive industry. Under the terms of the agreement, we will acquire all the equity of Dealer.com for approximately 8.7 million shares of our common stock and approximately $620 million in cash, subject to customary post-closing adjustments. We expect to finance the cash portion of the purchase price through cash on hand and with fully committed debt financing. The deal, which is no longer subject to regulatory approval, is expected to close in the first quarter of 2014.

•	Revenue for the year ended December 31, 2013 was $481.5 million, an increase of $92.6 million from the year ended December 31, 2012.

•	Net income for the year ended December 31, 2013 was $5.9 million as compared to $20.5 million for the year ended December 31, 2012. Net income for the year ended December 31, 2012 was positively impacted by $15.9 million (net of tax) from a non-cash gain related to the contribution of Chrome to the Chrome Data Solutions joint venture and a $3.4 million gain (net of taxes) from the sale of certain Chrome branded assets that were not contributed to the Chrome Data Solutions joint venture, offset in 2012 by a $3.9 million non-cash charge (net of taxes) from a fair value adjustment to a warrant.

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net income, adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Year Ended December 31,
	2013	2012	2011
GAAP net income	$5,894	$20,454	$65,135

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$117,707	$97,273	$85,904
Adjusted net income (non-GAAP) (1)	$59,095	$49,068	$43,443

Capital expenditures, software and website development costs	$52,040	$40,803	$32,236
Active dealers in our U.S. network as of end of the period (2)	20,046	19,067	17,543
Active lenders in our U.S. network as of end of the period (3)	1,410	1,261	1,120
Active lender to dealer relationships as of end of the period (4)	191,135	174,628	164,776
Transactions processed (5)	101,925	87,833	74,450
Average transaction price (6)	$2.76	$2.61	$2.53
Transaction revenue per car sold (7)	$8.08	$6.95	$6.39
Subscribing dealers in U.S. and Canada as of end of the period (8)	18,464	17,619	16,003
Average monthly subscription revenue per subscribing dealership (9)	$767	$708	$813

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expenses and certain other items that we do not believe are indicative of our ongoing operating results.

Adjusted net income is a non-GAAP financial measure that represents GAAP net income excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense, rebranding expenses and certain other items that we do not believe are indicative of our ongoing operating results. These adjustments to net income, which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Year Ended December 31,
	2013	2012	2011
GAAP net income	$5,894	$20,454	$65,135
Interest income	(510)	(745)	(331)
Interest expense – cash	3,780	3,357	927
Interest expense – non-cash (10)	9,482	7,444	—
(Benefit from) provision for income taxes, net	(1,327)	12,249	(2,403)
Depreciation of property and equipment and amortization of capitalized software and website costs	30,989	23,345	20,961
Amortization of acquired identifiable intangibles	31,538	28,333	29,727

EBITDA (non-GAAP)	79,846	94,437	114,016
Adjustments:
Stock-based compensation	14,391	13,592	11,495
Contra-revenue (11)	4,869	4,215	4,248
Integration and other related costs	6,802	1,530	1,223
Acquisition-related and other professional fees	5,235	2,711	4,721
Acquisition-related contingent consideration changes and compensation expense, net (12)	2,028	1,777	(1,069)
Amortization of equity method investment basis difference (13)	2,824	3,985	—
Rebranding expense	2,068	1,909	—
Realized gain on sale of previously impaired securities (non-taxable)	(356)	—	(409)
Gain on disposal of subsidiaries and sale of other assets	—	(33,193)	(47,321)
Change in fair value of warrant	—	6,310	(1,000)

Adjusted EBITDA (non-GAAP)	$117,707	$97,273	$85,904

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net income, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Year Ended December 31,
	2013	2012	2011
GAAP net income	$5,894	$20,454	$65,135
Adjustments:
Interest expense – non-cash (not tax-impacted) (10)	9,482	7,444	—
Amortization of acquired identifiable intangibles	31,538	28,333	29,727
Stock-based compensation	14,391	13,592	11,495
Contra-revenue (11)	4,869	4,215	4,248
Integration and other related costs	7,045	1,583	1,223
Acquisition-related and other professional fees	5,235	2,711	4,721
Acquisition-related contingent consideration changes and compensation expense, net (12)	2,028	1,777	(1,069)
Amortization of equity method investment basis difference (13)	2,824	3,985	—
Rebranding expense	2,068	1,909	—
Realized gain on sale of previously impaired securities (non-taxable)	(356)	—	(409)
Amended state tax returns impact (non-taxable)	(19)	—	(239)
Gain on disposal of subsidiaries and sale of other assets	—	(33,193)	(47,321)
Change in fair value of warrant	—	6,310	(1,000)
Accelerated depreciation of certain technology assets (14)	—	1,004	—
Disposed deferred tax liabilities	—	—	(3,221)
Deferred tax asset valuation allowance (non-taxable)	—	—	(21,912)
Tax impact of adjustments (15)	(25,904)	(11,056)	2,065

Adjusted net income (non-GAAP)	$59,095	$49,068	$43,443

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes and revolving credit facility.

(11)	For further information, please refer to Note 17 and Note 18 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(12)	Represents the change in the acquisition-related contingent consideration from the eCarList and ClickMotive acquisitions and other additional acquisition-related compensation charges.

(13)	Represents amortization of the basis difference between the book basis of contributed Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(14)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(15)	The tax impact of adjustments for the year ended December 31, 2013, is based on a U.S. statutory tax rate of 37.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.1% and 36.8%, respectively. The tax impact of adjustments for the year ended December 31, 2012, is based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.7%, respectively. The tax impact of adjustments for the year ended December 31, 2011, is based on a U.S. statutory tax rate of 37.4% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.2% and 37.0%, respectively.

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

Subscription Services Revenue. Subscription services revenue consists of revenue earned from our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealers and other customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, and transport inventory and execute financing contracts electronically.

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

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), amortization expense on acquired intangible assets, capitalized software and website development costs, compensation and related benefits for network and technology development personnel, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or, (ii) fees are due on the number of transactions processed and direct costs for data licenses. Cost of revenue also includes hardware costs associated with our DMS product offering, and compensation, related benefits and travel expenses associated with DMS installation personnel, compensation and related benefits associated with strategic inventory consulting personnel, compensation and related benefits, and temporary labor associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions, and advertising expenses associated with certain of our search and media product offerings. For those periods prior to the disposal of ALG in 2011, cost of revenue also included direct costs (printing, binding and delivery) associated with residual value guides.

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

We allocate overhead such as occupancy charges, telecommunications charges, and depreciation expense, based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.

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

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey for $21.3 million in cash, reflective of final working capital adjustments. Casey & Casey is Louisiana’s first electronic general public license tag agency and provider of electronic vehicle registration, lien and title services, among other related services, in the state. This acquisition expands our transaction business and further strengthens our relationships with dealers and lenders. Casey & Casey is now part of our Registration & Titling solutions.

On October 1, 2013, we completed the acquisition of substantially all of the assets of CFM for $13.2 million in cash, reflective of preliminary working capital adjustments. CFM provides customer CRM and marketing services to automotive dealers across the United States. CFM is now part of our Sales and F&I solutions.

On October 1, 2013, we completed the acquisition of Vintek for $49.4 million in cash and a $4.0 million promissory note to be paid within 18 months of closing. The purchase price is reflective of preliminary working capital adjustments. Vintek, which is now part of our Collateral Management solutions, is a provider of automotive collateral management, ELT and consumer automotive finance processing services.

On November 1, 2013 we acquired certain assets of Nexteppe for $3.6 million in cash, subject to potential purchase price adjustments. Nexteppe expands our dealer website offerings and is now part of our Interactive solutions.

In December 2013, we announced a definitive agreement to acquire Dealer.com, a leading provider of marketing and operations software and services for the automotive industry. The deal is expected to close in the first quarter of 2014.

For further information regarding these acquisitions, please refer to Note 9 and Note 20 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and provide contract information electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contracts from dealers, digitizes the contract and submits them in electronic format to the respective lenders. Electronic and digital contracting revenue is recognized on a per transaction basis after services have been rendered.

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

Subscription Services Revenue

Subscription services revenue consists of revenue earned from primarily our dealers and other customers for use (typically on a monthly basis) of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, advertise and transport their inventory, execute financing contracts electronically, and manage customer relationships. Subscription services are typically provided and billed on a monthly basis. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

We record revenue for search engine optimization (SEO) and search engine marketing (SEM) based on the assessment of multiple factors, including whether we are the primary obligor to the arrangement and whether we maintain latitude in establishing price. In instances in which we are the primary obligor with discretion regarding price, we record the total amounts received from customers within subscription services revenue, and online search provider payments as cost of revenue. In instances in which we are paid by customers to recommend allocation of their budgeted spend, we record subscription services revenue for the net amounts paid to us by our customers. In the latter instance, our customers budgeted spend and amounts paid to the online search providers do not impact our consolidated results of operations.

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

Software and Website Development Costs and Amortization

We capitalize costs of materials, consultants, and payroll and payroll-related costs incurred by team members involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives. Capitalized costs are generally amortized over two years except platform updates which are amortized over five years and costs related to our SAP ERP implementation and salesforce.com implementation which are amortized over seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $62.5 million and $46.2 million as of December 31, 2013 and 2012, respectively. Amortization expense totaled $19.1 million, $13.9 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for the year ended December 31, 2012 included $1.0 million of accelerated depreciation of certain technology assets due to the discontinuation of those projects.

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2013 and 2012 did not indicate any impairment of our goodwill. In each year, the fair value of our reporting unit was significantly in excess of the carrying value, which includes goodwill. As of October 1, 2013, our market capitalization was approximately $1.9 billion compared to our book value, including goodwill, of approximately $602 million.

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

Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

•	any sustained decline in our stock price below book value;

•	results of our goodwill impairment test;

•	sales and operating trends affecting products and groupings;

•	the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, and the number of dealers within our network;

•	the impact of acquisitions on the use of pre-existing long-lived assets;

•	any losses of key acquired customer relationships; and

•	changes to or obsolescence of acquired technology, data, and trademarks.

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

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	$4,020	$4,608	$4,941
Restricted stock units	8,223	7,101	5,293
Performance stock units	2,148	1,883	1,057
Restricted common stock	—	—	321

Total stock-based compensation expense	$14,391	$13,592	$11,612

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is presented below:

	Unamortized	Weighted
	Stock-Based	Average
	Compensation	Amortization
	Expense	Period
	(in thousands)	(in years)
Stock options	7,155	2.40
Restricted stock units	15,936	2.29
Performance stock units	2,573	1.74

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

Expected Life

Beginning in 2013, the expected life of any issued stock-based awards is based upon our historical exercise patterns and the period of time that the awards are expected to be outstanding. Previously, due to our limited public company history, the expected life was determined based upon the experience of similar entities whose shares are publicly-traded. The expected life for stock-based awards granted prior to December 31, 2007 were determined based on the “simplified” method, due to our limited public company history.

Expected Stock Price Volatility

The expected volatility of any stock-based awards we issue is based on our historical volatility. Previously, due to our limited public company history, the expected volatility for stock-based awards was determined using a time-weighted average of our historical volatility and the expected volatility of similar entities whose common shares are publicly-traded.

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

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

Restricted Stock Unit Vesting Requirements

Restricted stock units granted are generally subject to an annual cliff vest over four years (one year for directors) from the vesting commencement date, with the exception of performance stock unit awards.

Performance Stock Unit Vesting Requirements

The performance stock unit awards for 2013 are earned upon the achievement of revenue targets (Revenue Performance Awards) and total shareholder return targets (TSR Performance Awards) and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date. The performance stock unit awards for 2012 and 2011 are earned upon the achievement of adjusted net income (ANI Performance Awards) and total shareholder return targets (TSR Performance Awards) and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date.

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

Fair Value Inputs

The fair value of each share-based award grant has been estimated on the date of grant using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

	December 31,
	2013	2012	2011
Expected volatility	44%	47.3 – 49.9%	49.5%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.60	4.18	4.10
Risk-free interest rate	0.65 – 1.31%	0.50 – 0.62%	0.67 – 1.63%
Weighted-average fair value of stock options granted	$10.86	$10.79	$8.36
Weighted-average fair value of restricted stock units granted	$30.00	$28.03	$20.30

The fair value of TSR Performance Awards is estimated on the date of grant using a binomial lattice-based valuation pricing model. The fair value of Revenue Performance Awards and ANI Performance Awards are estimated on the date of grant using a Black-Scholes-Merton valuation pricing model. The weighted-average assumptions were as follows:

	December 31,
	2013		2012	2011
Expected dividend yield		0%	0%	0%
Risk-free interest rate		0.34%	0.39%	1.16%
Weighted-average fair value of TSR Performance Awards granted		$30.42	$28.98	$21.27
Weighted-average fair value of Revenue Performance Awards granted		$28.87	N/A	N/A
Weighted-average fair value of ANI Performance Awards granted	$	N/A	$27.99	$19.48

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

A reconciliation of the beginning and ending balances of contingent consideration, a Level 3 liability, as of December 31, 2012 and 2013 is as follows (in thousands):

Balance as of December 31, 2011	$(900)

Change in fair value of contingent consideration – eCarList (1)	900
Record fair value of contingent consideration – ClickMotive (2)	(250)
Change in fair value of contingent consideration – ClickMotive (2)	(750)

Balance as of December 31, 2012	$(1,000)

Change in fair value of contingent consideration – ClickMotive (2)	500

Balance as of December 31, 2013	$(500)

(1)	A portion of the purchase price of eCarList included contingent consideration that was to be payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The revenue targets for 2012 were not met and therefore no contingent consideration payments were made. We recorded a fair value adjustment in the amount of $0.9 million of income for the year ended December 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

(2)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in 2014 based upon the achievement of certain revenue performance targets in 2013. The fair value of the revenue contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The total contingent consideration was revalued each reporting period, with the resulting gains and losses recorded in the consolidated statements of operations. The fair value of the total contingent consideration as of the acquisition date was estimated at $0.3 million. We estimated the fair value of the total contingent consideration as of December 31, 2012 to be $1.0 million. The increase included the impact of an adjustment to the performance targets made subsequent to the close of the acquisition. We estimated the fair value of the total contingent consideration as of December 31, 2013 to be $0.5 million. We recorded income of $0.5 million in the three months ended June 30, 2013 as a result of a decrease in revenue forecasts.

Results of Operations

The following table sets forth the selected consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$481,534	100%	$388,872	100%	$353,294	100%

Operating expenses:
Cost of revenue	277,580	58%	220,695	57%	197,152	56%
Product development	15,201	3%	11,732	3%	13,012	4%
Selling, general and administrative	177,699	37%	142,518	37%	128,892	36%

Total operating expenses	470,480	98%	374,945	96%	339,056	96%

Income from operations	11,054	2%	13,927	4%	14,238	4%
Interest income	510	0%	745	0%	331	0%
Interest expense	(13,262)	(3)%	(10,801)	(3)%	(927)	(0)%
Other income (expense), net	614	0%	(5,528)	(1)%	1,769	1%
Earnings from equity method investment, net	5,651	1%	1,167	0%	—	—%
Gain on disposal of subsidiaries and sale of other assets	—	0%	33,193	9%	47,321	13%
Income before benefit from (provision for) income taxes, net	4,567	1%	32,703	8%	62,732	18%
Benefit from (provision for) income taxes, net	1,327	0%	(12,249)	(3)%	2,403	1%

Net income	$5,894	1%	$20,454	5%	$65,135	18%

Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$276,861	$225,011	$51,850	23%
Subscription services revenue	181,731	145,148	36,583	25%
Other	22,942	18,713	4,229	23%

Total net revenue	$481,534	$388,872	$92,662	24%

Transaction Services Revenue. The increase in transaction services revenue is primarily due to an increase in automobile sales, increased application activity, and improving credit availability. Transaction services revenue also increased as a result of the acquisitions of Casey & Casey on April 1, 2013 and Vintek on October 1, 2013. These industry trends had a positive impact on the following changes in our key business metrics.

	Year Ended December 31,		Variance
	2013	2012	Amount	Percent
Average transaction price (1)	$2.76	$2.61	$0.15	6%
Transaction revenue per car sold	$8.08	$6.95	$1.13	16%
Active lenders in our U.S. network as of end of the period	1,410	1,261	149	12%
Active lender to dealer relationships as of end of the period	191,135	174,628	16,507	9%
Transactions processed (in thousands, except percentages)	101,925	87,833	14,092	16%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 6% and 16%, respectively, which resulted in an increase in revenue of $15.8 million and $36.7 million, respectively, offset by additional contra-revenue of $0.6 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 12% in active lender customers in our U.S. Dealertrack network and a 9% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional transaction volumes of Registration & Titling solutions and Collateral Management solutions, which are at a higher average price than our other transactions, also contributed to the increase. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Casey & Casey and Vintek acquisitions also contributed $6.2 million and $3.7 million of transaction services revenue in 2013, respectively.

Subscription Services Revenue. The increase in subscription services revenue is primarily a result of organic growth, as well as additional subscription services revenue from the 2012 acquisitions of Dealertrack CentralDispatch and ClickMotive, and the 2013 acquisitions of CFM and certain assets of Nexteppe. The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Year Ended December 31,		Variance
	2013	2012	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$767	$708	$59	8%
Subscribing dealers in U.S. and Canada as of end of the period (2)	18,464	17,619	845	5%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 8% and 5%, respectively. In 2013, the subscription services revenue for CentralDispatch and ClickMotive contributed a combined $35.3 million to subscription services revenue, compared to $8.9 million subsequent to their respective acquisition dates in 2012. The 2013 acquisitions of CFM and certain assets of Nexteppe contributed $2.0 million of total subscription services revenue in 2013 subsequent to their respective acquisition dates. In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Other Revenue. The increase in other revenue is primarily from our Dealer Management solution.

Operating Expenses

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$277,580	$220,695	$56,885	26%
Product development	15,201	11,732	3,469	30%
Selling, general and administrative	177,699	142,518	35,181	25%

Total operating expenses	$470,480	$374,945	$95,535	25%

Cost of Revenue. The increase was primarily the result of $16.0 million of additional compensation and related benefit costs primarily due to additional team members from the 2013 acquisitions of Casey & Casey, CFM and Vintek, as well as the 2012 acquisitions of Dealertrack CentralDispatch and ClickMotive. In addition, we incurred $14.0 million in additional technology expenses, including technology consulting and other related expenses.

There were also increases of $3.2 million of direct cost of revenue for our Registration & Titling solutions and Collateral Management solutions (volume related), $3.4 million of direct cost of revenue for ClickMotive (acquired in October 2012), $1.9 million of direct cost of revenue for CFM and Vintek (acquired in October 2013), and $1.6 million of direct cost of revenue for DMS. Other increases included $5.8 million of amortization of software development costs, $3.4 million of intangible amortization expense, $2.1 million in occupancy and telecom costs, and $1.4 million in depreciation expense. The increase in intangible amortization expense is primarily a result of additional acquired intangibles from acquisitions. The additional occupancy and telecom costs are a result of incremental team members and facilities, including those from acquisitions, as well as $0.3 million of rent acceleration as a result of vacating the former ClickMotive office space.

Product Development Expenses. The increase was primarily the result of an increase of $3.1 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. The increase was primarily the result of an increase of $20.4 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

There were additional increases of $0.9 million in marketing and related expenses, $2.2 million in travel and related costs, $4.0 million in professional fees (including acquisition and integration costs), $1.4 million in occupancy and telecom costs (primarily acquisition-related), $1.3 million of general and administrative costs of acquired entities including Casey & Casey, ClickMotive, and Vintek, $0.9 million in recruiting and relocation, and $0.9 million in depreciation. These increases were offset by the $1.0 million in accelerated depreciation for discontinued technology which occurred in 2012.

Interest Expense

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(13,262)	$(10,801)	$(2,461)	23%

Interest expense related to the convertible notes for 2013 consisted of coupon interest of $3.0 million, amortization of debt discount of $8.0 million, and amortization of debt issuance costs of $1.0 million. Interest expense related to our revolving credit facility for 2013 consisted of commitment fees of $0.4 million and amortization of debt issuance costs of $0.4 million.

Other Income (Expense), Net

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Other income (expense), net	$614	$(5,528)	$6,142	(111)%

The increase in other income (expense), net is primarily due to a $6.3 million decrease in the value of our warrant in TrueCar during 2012. Included in 2013 is $0.4 million of realized gains on the sale of marketable securities.

Earnings from Equity Method Investment, Net

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$5,651	$1,167	$4,484	384%

The net earnings from the Chrome Data Solutions joint venture for 2013 consisted of our 50% share of the joint venture net income of $8.5 million, which was reduced by approximately $2.8 million of basis difference amortization. The net earnings for 2012 consisted of our 50% share of the joint venture net income of $5.2 million, which was reduced by approximately $4.0 million of basis difference amortization.

Gain on Disposal of Subsidiaries and Sale of Other Assets

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Gain on disposal of subsidiaries and sale of other assets	$—	$33,193	$(33,193)	(100)%

During 2012, we recorded a gain on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in the amount of $27.7 million and a gain of $5.5 million related to the sale of a Chrome-branded asset, which was not contributed to the joint venture.

Benefit from (Provision for) Income Taxes, Net

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Benefit from (provision for) income taxes, net	$1,327	$(12,249)	$13,576	(111)%

The net benefit for income taxes for 2013 of $1.3 million consisted of $3.9 million of federal income tax benefit, $0.9 million of state income tax benefit and $3.5 million of tax expense for our Canadian subsidiary. The state income tax benefit includes $0.2 million of deferred tax expense which resulted from a change in state apportionment primarily due to 2013 acquisitions. The federal income tax benefit includes a $1.3 million benefit from general business credits and a $0.8 million benefit from a decrease in valuation allowance, including the impact of approved federal filing adjustments.

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

Our effective tax rate for 2013 was a benefit of 29.1% compared with a provision of 37.5% for 2012.

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

	Year Ended December 31,		Variance
	2012	2011	Amount	Percent
Average transaction price (1)	$2.61	$2.53	$0.08	3%
Transaction revenue per car sold	$6.95	$6.39	$0.56	9%
Active lenders in our U.S. network as of end of the period	1,261	1,120	141	13%
Active lender to dealer relationships as of end of the period	174,628	164,776	9,852	6%
Transactions processed (in thousands, except percentages)	87,833	74,450	13,383	18%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 3% and 18%, respectively, which resulted in an increase in transaction services revenue of $6.2 million and $33.8 million, respectively. In addition, there was a decrease in contra-revenue of $0.1 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included $15.4 million of additional revenue from our Registration & Titling solutions and Collateral Management solutions (whose transactions are generally at a higher average price than our other transactions); a 13% increase in lender customers active in our U.S. Dealertrack network (new lender customers are generally lower transaction volume customers with higher prices per transaction); and a 6% increase in our number of lender to dealer relationships. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use.

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

	Year Ended December 31,		Variance
	2012	2011	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$708	$813	$(105)	(13)%
Subscribing dealers in U.S. and Canada as of end of the period (2)	17,619	16,003	1,616	10%

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

There were additional increases in technology expenses of $10.0 million, which includes technology support and other consulting expenses, an increase in Registration & Titling solutions and Collateral Management solutions costs of $4.3 million relating to additional revenue, an increase in acquired intangible amortization expense of $2.5 million related to 2012 acquisitions and $1.9 million related to 2011 acquisitions, an increase in Inventory solution costs of $1.7 million relating to additional revenue, an increase in costs associated with our Canadian operations of $1.3 million as a result of expanding our product offerings in Canada, an increase in Interactive solution costs of $1.4 million including search optimization and marketing costs associated with our product offerings related to eCarList, and an increase in stock-based compensation of $0.6 million.

These costs were partially offset by the elimination of $1.4 million of operating costs and $2.5 million of amortization expense from the disposal of ALG and contribution of Chrome and a $3.2 million decrease in amortization expense for fully amortized intangibles.

Product Development Expenses. The decrease in product development expenses was primarily the result of an overall decrease in salary and related benefit costs from the elimination of former ALG and Chrome team members, offset by product development expenses related to acquired businesses.

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

The increase is due to interest expense from the senior convertible notes issued in March 2012, including coupon interest of $2.5 million, amortization of debt discount of $6.2 million, and amortization of debt issuance costs of $0.8 million. Interest expense related to our revolving credit facility for 2012 consisted of commitment fees of $0.5 million and amortization of debt issuance costs of $0.5 million.

Other (Expense) Income, Net

	Year Ended December 31,		Variance
	2012	2011	$ Amount	Percent
	(In thousands, except percentages)
Other (expense) income, net	$(5,528)	$1,769	$(7,297)	(412)%

The decrease is primarily due to the $6.3 million decrease in the value of our warrant in TrueCar in 2012 prior to exercise. Offsetting a portion of this expense was $0.6 million of gain during 2012 relating to previously deferred revenue and costs which were recorded in conjunction with our acquisition of Ford of Canada’s iCONNECT DMS.

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

Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 31, 2013. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	(Unaudited)
	(in thousands, except for per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (4)	Quarter (4)
2013
Net revenue	$109,059	$121,782	$124,582	$126,111
Gross profit (1)	45,871	54,195	54,383	49,505
Income (loss) from operations	751	7,629	6,912	(4,238)
Net (loss) income	(34)	3,839	5,795	(3,706)
Basic net (loss) income per share (2)	$(0.00)	$0.09	$0.13	$(0.08)
Diluted net (loss) income per share (2)	$(0.00)	$0.09	$0.13	$(0.08)
Weighted average common stock outstanding (basic)	43,173	43,545	43,796	43,931
Weighted average common stock outstanding (diluted)	43,173	44,881	45,757	43,931

	First	Second	Third	Fourth
	Quarter (3)	Quarter	Quarter	Quarter
2012
Net revenue	$91,617	$96,396	$99,084	$101,775
Gross profit (1)	38,467	42,684	43,609	43,417
Income from operations	1,345	5,673	5,428	1,481
Net income (loss)	16,961	5,925	(2,931)	499
Basic net income (loss) per share (2)	$0.40	$0.14	$(0.07)	$0.01
Diluted net income (loss) per share (2)	$0.39	$0.13	$(0.07)	$0.01
Weighted average common stock outstanding (basic)	42,091	42,470	42,661	42,765
Weighted average common stock outstanding (diluted)	43,720	43,957	42,661	44,221

(1)	Gross profit is calculated as net revenue less cost of revenue.

(2)	The addition of earnings per share by quarter may not equal total earnings per share for the year, as a result of the weighted average shares outstanding calculation.

(3)	Net income for the three months ended March 31, 2012 includes a gain of $27.7 million on the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture.

(4)	Weighted average common stock outstanding (diluted) for the third quarter and fourth quarter of 2013 included 288 thousand and 546 thousand shares, respectively, of diluted shares as the average share price of our common stock exceeded the conversion price of $37.37 of our Senior Convertible Notes.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be for working capital, acquisitions, capital expenditures, scheduled debt service payments with respect to our 1.50% convertible senior notes due March 15, 2017, and general corporate purposes. Our capital expenditures, software and website development costs for the year ended December 31, 2013 were $52.0 million, of which $48.4 million was paid in cash.

As of December 31, 2013, we had $122.4 million of cash and cash equivalents, $10.6 million in short-term marketable securities and $135.9 million in working capital, as compared to $143.8 million of cash and cash equivalents, $34.0 million in short-term marketable securities, $4.4 million in long-term marketable securities and $172.1 million in working capital as of December 31, 2012. We also had $125.0 million available for borrowings under our credit facility as of December 31, 2013.

On April 1, 2013, we completed the acquisition of the net assets of Casey & Casey NPS, Inc. for $21.3 million in cash, reflective of final working capital adjustments. On October 1, 2013, we completed the acquisition of substantially all of the assets of Customer Focused Marketing, Inc. for $13.2 million in cash, reflective of preliminary working capital adjustments. On October 1, 2013, we completed the acquisition of VINtek, Inc. for $49.4 million in cash and a $4.0 million promissory note to be paid within 18 months of closing. The purchase price is reflective of preliminary working capital adjustments. On November 1, 2013, we completed the acquisition of certain assets of Nexteppe Business Solutions, Inc. for $3.6 million in cash, subject to potential purchase price adjustments. For further information regarding these acquisitions, please refer to Note 9 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

In December 2013, we announced a definitive agreement to acquire Dealer.com, a leading provider of marketing and operations software and services for the automotive industry. The deal is expected to close in the first quarter of 2014. Under the terms of the agreement, Dealertrack will acquire all the equity of Dealer.com for approximately 8.7 million shares of Dealertrack’s common stock and $620 million in cash, subject to customary post-closing adjustments. Dealertrack expects to finance the cash portion of the purchase price through cash on hand and with fully committed debt financing. For further information regarding these acquisitions, please refer to Note 20 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

In February 2014, we entered into agreements to sell all of our shares in TrueCar, Inc. We expect to receive proceeds of $92.5 million from the sale of the shares. We intend to use a portion of the net after-tax proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com. See Note 21 to our consolidated financial statements.

We expect to have sufficient liquidity to meet our short-term liquidity requirements (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$82,385	$70,723	$64,926
Net cash used in investing activities	$(105,855)	$(198,164)	$(186,168)
Net cash provided by financing activities	$3,610	$192,074	$7,906

Operating Activities

Years ended December 31, 2013 and 2012

The increase in net cash provided by operations of $11.7 million is primarily due to non-cash items including a $33.2 million gain recorded from the contribution of net assets of Chrome for our investment in Chrome Data Solutions during 2012, an increase in depreciation and amortization of $10.8 million, additional amortization of debt issuances costs and debt discount of $1.9 million, and an increase in our provision for doubtful accounts and sales credits of $2.7 million. These increases were offset by a reduction in net income of $14.6 million, a decrease in the deferred tax provision of $12.1 million, the prior year change in warrant fair value of $6.3 million, additional earnings from our equity method investment of $4.5 million, and net changes in operating assets and liabilities of $1.1 million.

Years ended December 31, 2012 and 2011

The increase in net cash provided by operations of $5.8 million included an increase of $4.1 million in our deferred tax provision, an increase of $7.3 million from the change in the adjustments to the fair value of a warrant, an increase of $7.2 million of debt issuance costs and debt discount amortization, and an increase of $14.1 million from the gains on disposal of subsidiaries and sale of other assets. Gains on disposal of subsidiaries and sale of other assets for 2012 included a $27.7 million gain from the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and a $5.5 million gain from the sale of a Chrome-branded asset as compared to 2011 which included a $47.3 million gain on the sale of ALG. In addition, there was a decrease of $44.7 million from the reduction in net income and an increase of $6.7 million in windfall tax benefits.

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

Investing Activities

Years ended December 31, 2013 and 2012

The decrease in net cash used in investing activities of $92.3 million is primarily the result of a decrease in purchases of marketable securities of $43.2 million, a decrease in the payments for acquisitions of $44.5 million, an increase in the proceeds from sales and maturities of marketable securities of $23.3 million, and the $1.8 million of cash which was included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in 2012. These decreases were offset by an increase in capital expenditures, software and website development costs of $15.7 million and $5.5 million of proceeds from the sale of a Chrome branded asset in 2012.

The decrease in cash used for acquisitions relates to the $129.9 million during 2012 for the acquisitions of Dealertrack CentralDispatch, ClickMotive and the Ford iCONNECT DMS business, net of acquired cash, as compared to $85.4 million during 2013 for the acquisitions of Casey & Casey, CFM, Vintek and Nexteppe, net of acquired cash.

The increase in capital expenditures reflects our continued investment in development of our products as well as our SAP ERP and salesforce.com CRM systems. The use of marketable securities is related to our 2013 acquisitions.

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

Financing Activities

Years ended December 31, 2013 and 2012

The decrease in net cash provided by financing activities of $188.5 million is due to the March 2012 issuance of our senior convertible notes of $200.0 million and the repayment of a note payable in 2013 of $11.4 million. These decreases were offset by the 2012 net payment for a call spread overlay of $14.2 million related to the senior convertible notes.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Senior convertible notes (1)	$210,500	$3,000	$6,000	$201,500	$—
Operating lease obligations	52,327	10,863	17,279	12,242	11,943
Capital lease obligations	304	100	172	32	—
Note payable (2)	4,092	2,073	2,019	—	—
Continuing employment compensation (2)	5,856	3,356	2,500	—	—
Earn out contingent consideration (2)	500	500	—	—	—

Total contractual cash obligations	$273,579	$19,892	$27,970	$213,774	$11,943

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

(2) For further information please refer to Note 9, in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $6.3 million as of December 31, 2013, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.4 million as of December 31, 2013.

The total liability for the uncertain tax positions as of December 31, 2013 and 2012 was $0.9 million and $0.9 million, respectively, which may be reduced by a federal tax benefit, if paid. As of December 31, 2013 and 2012, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.1 million and $0.1 million, respectively.

We have a $125.0 million credit facility which is available subject to certain conditions. The credit facility matures on March 1, 2017. As of December 31, 2013, we had no amounts outstanding under this credit facility and we were in compliance with all restrictive covenants and financial ratios. For further information, please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. We adopted this update in the first quarter of 2013. For the amounts reclassified out of accumulated other comprehensive income (AOCI), please refer to Note 4 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Interest Rate Exposure

As of December 31, 2013, we had $122.4 million of cash and cash equivalents and $10.6 million of short-term marketable securities. As of December 31, 2012, we had $143.8 million of cash and cash equivalents, $34.0 million in short-term marketable securities, and $4.4 million of long-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate fluctuation of 1% would have an effect of approximately $0.8 million on consolidated operating results.

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

See Note 11 to our consolidated financial statements for more information regarding the notes, the convertible note hedge and the warrants.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dealertrack Technologies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dealertrack Technologies, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Casey & Casey NPS, Inc. and VINtek, Inc., both wholly-owned subsidiaries, as well as the acquired assets of Customer Focused Marketing, Inc. and Nexteppe Business Solutions, Inc., from its assessment of internal control over financial reporting as December 31, 2013, because they were acquired in business combinations during the year ended December 31, 2013. We have also excluded them from our audit of internal control over financial reporting. Casey & Casey NPS, Inc. represents 3% and 1% of the consolidated financial statement amounts of total assets and total revenues as of and for the year ended December 31, 2013. Customer Focused Marketing, Inc. represents 1% and less than 1% of the consolidated financial statement amounts of total assets and total revenues as of and for the year ended December 31, 2013. VINtek, Inc. represents 7% and 1% of the consolidated financial statement amounts of total assets and total revenues as of and for the year ended December 31, 2013. Nexteppe Business Solutions, Inc represents less than 1% of the consolidated financial statements amounts of each of total assets and total revenues as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2014

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$122,373	$143,811
Marketable securities	10,589	34,031
Customer funds and customer funds receivable	25,901	16,076
Accounts receivable, net of allowances of $6,924 and $4,558 as of December 31, 2013 and December 31, 2012, respectively	48,212	43,679
Deferred tax assets, net	6,331	4,412
Prepaid expenses and other current assets	21,533	19,142

Total current assets	234,939	261,151

Marketable securities – long-term	—	4,428
Property and equipment, net	31,866	27,407
Software and website development costs, net	62,513	46,182
Investments	119,318	122,808
Intangible assets, net	135,554	117,599
Goodwill	317,248	270,646
Deferred tax assets, net	40,421	43,611
Other assets — long-term	14,616	16,684

Total assets	$956,475	$910,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,013	$18,834
Accrued compensation and benefits	20,645	15,148
Accrued liabilities — other	21,284	16,870
Customer funds payable	25,901	16,076
Deferred revenue	9,958	7,959
Deferred tax liabilities	4,278	3,031
Due to acquirees	2,000	11,124

Total current liabilities	99,079	89,042

Long-term liabilities
Deferred tax liabilities	73,193	77,368
Deferred revenue	6,482	5,525
Due to acquirees	2,000	—
Senior convertible notes, net	170,317	162,279
Other liabilities	4,180	4,985

Total long-term liabilities	256,172	250,157

Total liabilities	355,251	339,199

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 47,154,300 shares issued and 43,995,893 shares outstanding as of December 31, 2013; and 45,998,679 shares issued and 42,870,061 shares outstanding as of December 31, 2012	472	460
Treasury stock, at cost; 3,158,407 shares and 3,128,618 shares as of December 31, 2013 and December 31, 2012, respectively	(53,408)	(52,398)
Additional paid-in capital	571,550	541,948
Accumulated other comprehensive income	3,036	7,627
Retained earnings	79,574	73,680

Total stockholders’ equity	601,224	571,317

Total liabilities and stockholders’ equity	$956,475	$910,516

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenue:
Net revenue	$481,534	$388,872	$353,294

Operating expenses:
Cost of revenue	277,580	220,695	197,152
Product development	15,201	11,732	13,012
Selling, general and administrative	177,699	142,518	128,892

Total operating expenses	470,480	374,945	339,056

Income from operations	11,054	13,927	14,238
Interest income	510	745	331
Interest expense	(13,262)	(10,801)	(927)
Other income (expense), net	614	(5,528)	1,769
Earnings from equity method investment, net	5,651	1,167	—
Gain on disposal of subsidiaries and sale of other assets	—	33,193	47,321
Income before benefit from (provision for) income taxes, net	4,567	32,703	62,732
Benefit from (provision for) income taxes, net	1,327	(12,249)	2,403

Net income	$5,894	$20,454	$65,135

Basic net income per share	$0.14	$0.48	$1.58
Diluted net income per share	$0.13	$0.46	$1.53
Weighted average common stock outstanding (basic)	43,616	42,508	41,270
Weighted average common stock outstanding (diluted)	45,325	43,999	42,527

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$5,894	$20,454	$65,135

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,443)	1,269	(1,324)
Net change in unrealized losses on securities	(148)	(5)	(171)
Other comprehensive income (loss), net of tax	(4,591)	1,264	(1,495)

Total comprehensive income	$1,303	$21,718	$63,640

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities:
Net income	$5,894	$20,454	$65,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,527	51,678	50,688
Deferred tax (benefit) provision	(11,339)	751	(3,370)
Stock-based compensation expense	14,391	13,592	11,612
Provision for doubtful accounts and sales credits	10,012	7,306	7,008
Earnings from equity method investment, net	(5,651)	(1,167)	—
Deferred compensation	184	150	200
Stock-based compensation windfall tax benefit	(6,140)	(6,716)	—
Gain on disposal of subsidiaries and sale of other assets	—	(33,193)	(47,321)
Realized gain on sale of securities	(362)	(4)	(409)
Amortization of debt issuance costs and debt discount	9,482	7,566	333
Change in contingent consideration	(500)	(900)	(2,000)
Change in fair value of warrant	—	6,310	(1,000)
Amortization of deferred interest	1,045	927	31
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,882)	(13,321)	(17,157)
Prepaid expenses and other current assets	2,686	10,985	(3,983)
Other assets — long-term	10,314	6,202	922
Accounts payable and accrued expenses	(1,274)	1,075	(609)
Deferred rent	171	397	30
Deferred revenue	1,889	(188)	2,850
Other liabilities — long-term	(62)	(1,181)	1,966

Net cash provided by operating activities	82,385	70,723	64,926

Investing Activities:
Capital expenditures	(14,289)	(9,951)	(9,555)
Capitalized software and website development costs	(34,116)	(22,762)	(20,086)
Proceeds from sale of Chrome-branded asset	—	5,500	—
Purchases of marketable securities	(26,952)	(70,175)	—
Proceeds from sales and maturities of marketable securities	54,170	30,856	2,935
Cash contributed for equity method investment	—	(1,750)	—
Return of equity method investment	714	—	—
Payment for cost method investment	—	—	(7,500)
Payment for acquisition of businesses, net of acquired cash	(85,382)	(129,882)	(151,962)

Net cash used in investing activities	(105,855)	(198,164)	(186,168)

Financing Activities:
Principal payments on capital lease obligations and financing arrangements	(125)	(538)	(472)
Proceeds from stock purchase plan and exercise of stock options	10,044	8,650	10,770
Purchases of treasury stock	(1,010)	(831)	(484)
Stock-based compensation windfall tax benefit	6,140	6,716	—
Payment of a note payable	(11,439)	—	—
Proceeds from issuance of senior convertible notes	—	200,000	—
Payments for debt issuance costs	—	(7,723)	(1,908)
Payments for convertible note hedges	—	(43,940)	—
Proceeds from issuance of warrants	—	29,740	—

Net cash provided by financing activities	3,610	192,074	7,906

Net (decrease) increase in cash and cash equivalents	(19,860)	64,633	(113,336)
Effect of exchange rate changes on cash and cash equivalents	(1,578)	469	(518)
Cash and cash equivalents, beginning of period	143,811	78,709	192,563

Cash and cash equivalents, end of period	$122,373	$143,811	$78,709

Supplemental Disclosure:
Cash paid for:
Income taxes	$5,029	$3,275	$6,100
Interest	4,222	2,072	279
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	3,412	7,316	2,456
Assets acquired under capital leases and financing arrangements	223	774	39
Non-cash consideration issued for investment in Vintek (Note 9)	4,000	—	—
Non-cash consideration issued for investment in Chrome Data Solutions (Note 19)	—	42,301	—
Non-cash consideration issued for acquisition of ClickMotive (Note 9)	—	250	—
Non-cash consideration issued for acquisition of eCarList (Note 9)	—	—	12,956
Non-cash consideration issued for investment in TrueCar and license (Note 19)	—	—	86,100

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated	Retained
			Common Stock		Additional	Other	Earnings	Total
	Common Stock		In Treasury		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Equity
Balance as of December 31, 2010	43,748,237	$437	3,075,195	$(51,083)	$463,614	$7,858	$(11,909)	$408,917

Exercise of stock options	860,513	9	—	—	10,092	—	—	10,101
Directors’ deferred compensation stock units	9,384	0	—	—	200	—	—	200
Directors’ deferred restricted stock unit vest	34,440	0	—	—	0	—	—	—
Issuances of common stock under ESPP	33,127	0	—	—	669	—	—	669
Vesting of restricted stock units	272,189	3	—	—	(3)	—	—	—
Stock-based compensation expense	—	—	—	—	11,712	—	—	11,712
Treasury stock	—	—	23,998	(484)	—	—	—	(484)
Foreign currency translation adjustment	—	—	—	—	—	(1,324)	—	(1,324)
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(171)	—	(171)
Net income	—	—	—	—	—	—	65,135	65,135

Balance as of December 31, 2011	44,957,890	$450	3,099,193	$(51,567)	$486,284	$6,363	$53,226	$494,756

Exercise of stock options	655,223	7	—	—	7,822	—	—	7,829
Expired stock options	—	—	—	—	(43)	—	—	(43)
Directors’ deferred compensation stock units	5,138	0	—	—	150	—	—	150
Directors’ deferred restricted stock unit vest	24,556	0	—	—	0	—	—	—
Issuances of common stock under ESPP	29,661	0	—	—	821	—	—	821
Tax benefit from the exercise of share based awards	—	—	—	—	5,116	—	—	5,116
Vesting of restricted stock units	326,211	3	—	—	(3)	—	—	—
Stock-based compensation expense	—	—	—	—	13,592	—	—	13,592
Treasury stock	—	—	29,425	(831)	—	—	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	1,269	—	1,269
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(5)	—	(5)
Equity component of senior convertible notes, net of issuance costs	—	—	—	—	42,409	—	—	42,409
Convertible note hedges	—	—	—	—	(43,940)	—	—	(43,940)
Issuance of warrants	—	—	—	—	29,740	—	—	29,740
Net income	—	—	—	—	—	—	20,454	20,454

Balance as of December 31, 2012	45,998,679	$460	3,128,618	$(52,398)	$541,948	$7,627	$73,680	$571,317

Exercise of stock options	623,852	6	—	—	9,155	—	—	9,161
Expired stock options	—	—	—	—	(19)	—	—	(19)
Directors’ deferred compensation stock units	4,800	0	—	—	184	—	—	184
Directors’ deferred restricted stock unit vest	18,328	0	—	—	0	—	—	0
Issuances of common stock under ESPP	24,759	0	—	—	883	—	—	883
Tax benefit from the exercise of share based awards	—	—	—	—	5,013	—	—	5,013
Vesting of restricted stock units	483,882	5	—	—	(5)	—	—	—
Stock-based compensation expense	—	—	—	—	14,391	—	—	14,391
Treasury stock	—	—	29,789	(1,010)	—	—	—	(1,010)
Foreign currency translation adjustment	—	—	—	—	—	(4,443)	—	(4,443)
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(148)	—	(148)
Net income	—	—	—	—	—	—	5,894	5,894

Balance as of December 31, 2013	47,154,300	$472	3,158,407	$(53,408)	$571,550	$3,036	$79,574	$601,224

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

 Business Description

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service procedures. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe Dealertrack delivers the industry’s most comprehensive solution set for automotive retailers, including:

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assisting with the facilitation of vehicle delivery;

•	Interactive solutions, which deliver digital marketing and website offerings to assist dealers in achieving higher lead conversion rates by helping optimize the maximum amount of shoppers to their websites;

•	Registration & Titling solutions, which include online motor vehicle registration and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing service.

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

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and provide contract information electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contracts from dealers, digitizes the contract and submits them in electronic format to the respective lenders. Electronic and digital contracting revenue is recognized on a per transaction basis after services have been rendered.

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

Subscription Services Revenue

Subscription services revenue consists of revenue earned from primarily our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, advertise, and transport their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

We record revenue for search engine optimization (SEO) and search engine marketing (SEM) based on the assessment of multiple factors, including whether we are the primary obligor to the arrangement and whether we maintain latitude in establishing price. In instances in which we are the primary obligor with discretion regarding price, we record the total amounts received from customers within subscription services revenue, and online search provider payments as cost of revenue. In instances in which we are paid by customers to recommend allocation of their budgeted spend, we record subscription services revenue for the net amounts paid to us by our customers. In this latter instance, our customers budgeted spend and amounts paid to the online search providers do not impact our consolidated results of operations.

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

Marketable Securities

Marketable securities consist of U.S. treasury and agency securities, corporate bonds, municipal bonds and a tax-advantaged preferred security. All of our marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are included as a component of other income, net, in the consolidated statement of operations and are calculated based on the specific identification method.

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

Translation of Non-U.S. Currencies

We have maintained business operations in Canada since January 1, 2004. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations. Amounts resulting from foreign currency transactions included in our statement of operations were not material for the years ended December 31, 2013, 2012 and 2011.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income. Depreciation expense for the year ended December 31, 2013 included $0.2 million of accelerated depreciation of certain property and equipment due to the discontinuation of their use.

Software and Website Development Costs and Amortization

We capitalize costs of materials, consultants, payroll and payroll-related costs incurred by team members involved in developing internal use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Software and website development costs are amortized on a straight-line basis over estimated useful lives. Capitalized costs are generally amortized over two years except platform updates which are amortized over five years and costs related to our SAP ERP implementation and salesforce.com implementation which are amortized over seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue. Capitalized software and website development costs, net, were $62.5 million and $46.2 million as of December 31, 2013 and 2012, respectively. Amortization expense totaled $19.1 million, $13.9 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for the year ended December 31, 2012 included $1.0 million of accelerated depreciation of certain technology assets due to the discontinuation of those projects.

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2013 and 2012 did not indicate any impairment of our goodwill. In each year, the fair value of our reporting unit was significantly in excess of the carrying value, which includes goodwill. As of October 1, 2013, our market capitalization was approximately $1.9 billion compared to our book value, including goodwill, of approximately $602 million.

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

Our process for assessing potential triggering events may include, but is not limited to, analysis of the following:

•	any sustained decline in our stock price below book value;

•	results of our goodwill impairment test;

•	sales and operating trends affecting products and groupings;

•	the impact on current and future operating results related to industry statistics including fluctuation of lending relationships between financing sources and automobile dealers, actual and projected annual vehicle sales, and the number of dealers within our network;

•	the impact of acquisitions on the use of pre-existing long-lived assets;

•	any losses of key acquired customer relationships; and

•	changes to or obsolescence of acquired technology, data, and trademarks.

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

Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $0.6 million, $0.5 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Our revenue is generated from customers in the automotive retail industry. As of December 31, 2013 and 2012, no customer accounted for more than 10% of our accounts receivable. For the three years ended December 31, 2013, no customer accounted for more than 10% of our revenue.

Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	December 31,
	2013	2012	2011

Numerator:
Net income	$5,894	$20,454	$65,135

Denominator:
Weighted average common stock outstanding (basic)	43,616	42,508	41,270
Common equivalent shares from options to purchase common stock and restricted common stock units	1,709	1,491	1,257
Potential common shares related to convertible senior notes	—	—	—

Weighted average common stock outstanding (diluted)	45,325	43,999	42,527

Basic net income per share	$0.14	$0.48	$1.58
Diluted net income per share	$0.13	$0.46	$1.53

The following is a summary of the weighted average securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive (in thousands):

	December 31,
	2013	2012	2011

Stock options	155	653	1,303
Restricted stock units	11	262	73
Performance stock units	8	—	79
Senior convertible notes	—	—	—

Total antidilutive awards	174	915	1,455

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there would be no potential impact to diluted earnings per share unless the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

For the years ended December 31, 2013 and 2012, the average share price of our common stock did not exceed the conversion price of $37.37; therefore, there was no impact to diluted earnings per share. The average share price of our common stock did exceed the conversion price of $37.37 for the third and fourth quarter of 2013, in which the impact was 288 thousand and 546 thousand diluted shares, respectively.

For the years ended December 31, 2013 and 2012, the average share price of our common stock did not exceed the warrant strike price of $46.18; therefore, there was no additional impact to our diluted earnings per share calculations.

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

The following summarizes stock-based compensation expense recognized for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	$4,020	$4,608	$4,941
Restricted stock units	8,223	7,101	5,293
Performance stock units	2,148	1,883	1,057
Restricted common stock	—	—	321

Total stock-based compensation expense	$14,391	$13,592	$11,612

The expense recorded to performance stock units includes expense related to the Revenue Performance Awards, the Adjusted Net Income (ANI) Performance Awards and the Total Shareholder Return (TSR) Performance Awards for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	December 31,
	2013	2012	2011

TSR Performance Awards	1,013	1,051	605
Revenue Performance Awards	395	—	—
ANI Performance Awards	740	832	452

Total	2,148	1,883	1,057

The income tax benefit related to stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, was $5.2 million, $5.0 million, and $4.2 million, respectively.

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is presented below:

	Unamortized	Weighted
	Stock-Based	Average
	Compensation	Amortization
	Expense	Period
	(in thousands)	(in years)
Stock options	7,155	2.40
Restricted stock units	15,936	2.29
Performance stock units	2,573	0.96

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

Expected Life

Beginning in 2013, the expected life of any issued stock-based awards is based upon our historical exercise patterns and the period of time that the awards are expected to be outstanding. Previously, due to our limited public company history, the expected life was determined based upon the experience of similar entities whose shares are publicly-traded. The expected life for stock-based awards granted prior to December 31, 2007 was determined based on the “simplified” method, due to our limited public company history.

Expected Stock Price Volatility

The expected volatility of any stock-based awards we issue is based on our historical volatility. Previously, due to our limited public company history, the expected volatility for stock-based awards was determined using a time-weighted average of our historical volatility and the expected volatility of similar entities whose common shares are publicly-traded.

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

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for directors) from the vesting commencement date. Options granted generally expire seven years from the date of grant, except for stock options granted prior to July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

Restricted Stock Unit Vesting Requirements

Restricted stock units granted are generally subject to an annual cliff vest over four years (one year for directors) from the vesting commencement date, with the exception of performance stock unit awards.

Performance Stock Unit Vesting Requirements

The performance stock unit awards for 2013 are earned upon the achievement of revenue and total shareholder return targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date. The performance stock unit awards for 2012 and 2011 are earned upon the achievement of adjusted net income and total shareholder return targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date.

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

Fair Value Inputs

The fair value of each share-based award grant has been estimated on the date of grant using the Black-Scholes-Merton Option Pricing Model with the following assumptions:

	December 31,
	2013	2012	2011
Expected volatility	44%	47.3 – 49.9%	49.5%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.60	4.18	4.10
Risk-free interest rate	0.65 – 1.31%	0.50 – 0.62%	0.67 – 1.63%
Weighted-average fair value of stock options granted	$10.86	$10.79	$8.36
Weighted-average fair value of restricted stock units granted	$30.00	$28.03	$20.30

The fair value of TSR Performance Awards is estimated on the date of grant using a binomial lattice-based valuation pricing model. The fair value of Revenue Performance Awards and ANI Performance Awards are estimated on the date of grant using a Black-Scholes-Merton valuation pricing model. The weighted-average assumptions were as follows:

	December 31,
	2013		2012	2011
Expected dividend yield		0%	0%	0%
Risk-free interest rate		0.34%	0.39%	1.16%
Weighted-average fair value of TSR Performance Awards granted		$30.42	$28.98	$21.27
Weighted-average fair value of Revenue Performance Awards granted		$28.87	N/A	N/A
Weighted-average fair value of ANI Performance Awards granted	$	N/A	$27.99	$19.48

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

For further information on our stock-based compensation programs, please refer to Note 14.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. We adopted this update in the first quarter of 2013. For the amounts reclassified out of accumulated other comprehensive income (AOCI), please refer to Note 4.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Cash equivalents (1)	$13,692	$—	$—	$13,692
Marketable securities (2)	—	10,589	—	10,589

Total	$13,692	$10,589	$—	$24,281

Contingent consideration (3)	—	—	(500)	(500)

Total	$—	$—	$(500)	$(500)

As of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Cash equivalents (1)	$63,774	$—	$—	$63,774
Marketable securities (2)	—	38,459	—	38,459

Total	$63,774	$38,459	$—	$102,233

Contingent consideration (3) (4)	—	—	(1,000)	(1,000)

Total	$—	$—	$(1,000)	$(1,000)

A reconciliation of the beginning and ending balances of contingent consideration, a Level 3 liability, as of December 31, 2012 and 2013 is as follows (in thousands):

Balance as of December 31, 2011	$(900)

Change in fair value of contingent consideration – eCarList (4)	900
Record fair value of contingent consideration – ClickMotive (3)	(250)
Change in fair value of contingent consideration – ClickMotive (3)	(750)

Balance as of December 31, 2012	$(1,000)

Change in fair value of contingent consideration – ClickMotive (3)	500

Balance as of December 31, 2013	$(500)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of December 31, 2013 and 2012, a majority of these investments were at least AA rated.

(2)	As of December 31, 2013, Level 2 marketable securities include corporate bonds, certificates of deposit, and non-U.S. government securities. As of December 31, 2012, Level 2 marketable securities include U.S. treasury and agency securities, corporate bonds, municipal bonds and an investment in a tax-advantaged preferred security. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in 2014 based upon the achievement of certain revenue performance targets in 2013.

The fair value of the revenue contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The total contingent consideration was revalued each reporting period, with the resulting gains and losses recorded in the consolidated statements of operations. The fair value of the total contingent consideration as of the acquisition date was estimated at $0.3 million. We estimated the fair value of the total contingent consideration as of December 31, 2012 to be $1.0 million. The increase included the impact of an adjustment to the performance targets made subsequent to the close of the acquisition. We estimated the fair value of the total contingent consideration as of December 31, 2013 to be $0.5 million. We recorded income of $0.5 million in the three months ended June 30, 2013 as a result of a decrease in revenue forecasts.

(4)	A portion of the purchase price of eCarList included contingent consideration that was to be payable in the first quarter of 2013 based upon the achievement of certain revenue targets in 2012. The fair value of the contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The revenue targets for 2012 were not met and therefore no contingent consideration payments were made. We recorded a fair value adjustment in the amount of $0.9 million of income for the year ended December 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011.

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of December 31, 2013 and 2012 was $277.5 million and $211.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

4. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objective of capital preservation, maintaining liquidity, and avoiding concentrations. The following is a summary of available-for-sale securities as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Non-U.S. government securities	2,090	—	(32)	2,058
Certificates of deposit	3,011	—	(11)	3,000
Corporate debt securities	5,627	—	(96)	5,531

Total	$10,728	$—	$(139)	$10,589

As of December 31, 2012	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$17,706	$20	$0	$17,726
Corporate debt securities	20,545	20	(2)	20,563
Municipal securities	170	—	0	170

Total	$38,421	$40	$(2)	$38,459

As of December 31, 2013, all of our marketable securities had scheduled maturities of less than one year. A majority of our marketable securities were at least AA rated, and all securities were at least A rated.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

As of December 31, 2013 and 2012, we did not have any marketable securities that were in an unrealized loss position for greater than 12 months.

Realized gains and losses are included as a component of other income, net, in our consolidated statement of operations. For the years ended December 31, 2013, 2012 and 2011, realized gains on available-for-sale securities of $0.4 million, $0.0 million, and $0.4 million, respectively, have been reclassified out of accumulated other comprehensive income (AOCI) to other income, net. For the years ended December 31, 2013, 2012 and 2011, realized losses on available-for-sale securities were not material.

5. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	December 31,
	(Years)	2013	2012
Computer equipment	3 – 5	$53,085	$47,052
Office equipment	5	4,946	5,245
Furniture and fixtures	5	6,038	5,171
Leasehold improvements	3 – 9	8,723	4,575

Total property and equipment, gross		72,792	62,043
Less: Accumulated depreciation and amortization		(40,926)	(34,636)

Total property and equipment, net		$31,866	$27,407

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $11.9 million, $9.4 million and $8.7 million, respectively.

6. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized either ratably over their estimated useful lives, or based upon the underlying cash flows. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31, 2013		December 31, 2012		Estimated
	Gross	Accumulated	Gross	Accumulated	Useful Life
	Book Value	Amortization	Book Value	Amortization	(Years)
Customer relationships	$114,193	$(37,099)	$99,673	$(43,229)	4 - 12
Technology	78,620	(35,793)	69,620	(22,369)	4 - 8
Trade names	12,560	(4,087)	9,100	(2,480)	3 - 10
Non-compete agreements	8,200	(5,671)	7,540	(4,469)	3 - 6
State DMV relationships	7,790	(3,159)	6,190	(1,977)	6 - 8

Total	$221,363	$(85,809)	$192,123	$(74,524)

Amortization expense related to intangibles for the years ended December 31, 2013, 2012 and 2011 were $31.5 million, $28.3 million and $29.7 million.

Amortization expense that will be charged to income for the subsequent five years and thereafter is as follows (in thousands):

2014	$32,056
2015	30,969
2016	22,394
2017	15,936
2018	11,401
Thereafter	22,798

Total	$135,554

7. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Goodwill, gross, as of December 31, 2011	$200,840
Accumulated impairment losses as of December 31, 2011	—
Goodwill, net, as of December 31, 2011	$200,840

Impact of change in Canadian dollar exchange rate	561
Contribution of Chrome to joint venture	(7,874)
Acquisition of CentralDispatch	48,350
Acquisition of ClickMotive	26,241
Acquisition of Ford’s iCONNECT DMS	2,528
Goodwill, gross, as of December 31, 2012	$270,646

Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$270,646

Impact of change in Canadian dollar exchange rate	(1,850)
Acquisition of Casey & Casey	9,029
Acquisition of Customer Focused Marketing	7,296
Acquisition of VINtek	29,930
Acquisition of certain assets of Nexteppe	2,197
Goodwill, gross, as of December 31, 2013	$317,248

Accumulated impairment losses as of December 31, 2013	—
Goodwill, net, as of December 31, 2013	$317,248

For further information on these acquisitions, see Note 9. The result of our most recent annual assessment performed on October 1, 2013 did not indicate any impairment of goodwill.

8. Investments

Investments as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Cost method investment	$82,690	$82,690

Equity method investment	36,628	40,118

Total investments	$119,318	$122,808

Cost method investment

In consideration for the sale of ALG in 2011, we received an equity interest in TrueCar with a value of $82.5 million and acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock. In September 2012, we exercised our warrant in TrueCar at a value of $0.2 million based on an independent valuation approved by the board of directors of TrueCar. During the year ended December 31, 2012, the value decreased by $6.3 million, due to a decrease in the remaining expected term and estimated share price. The value of the shares received upon net exercise is now included within our cost method investment in TrueCar. For further information, see Note 19.

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

We are not aware of factors requiring further assessment of the recoverability of the investment and we do not believe this investment was impaired as of December 31, 2013.

In February 2014, we signed agreements to sell all of our shares in TrueCar for cash proceeds in excess of carrying value. See Note 21 for additional details.

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

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, was $15.5 million and is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of December 31, 2013 is $8.7 million, of which $2.2 million will be recorded in fiscal year 2014.

The change in our equity method investment for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$40,118	$—
Investment, January 1, 2012	—	44,050
Share of net income	8,475	5,152
Amortization of basis difference	(2,824)	(3,985)
Payable to partner	100	—
Cash distributions received	(9,241)	(5,099)

Ending balance	$36,628	$40,118

In connection with the contribution of the net assets of Chrome to Chrome Data Solutions on January 1, 2012, certain Chrome team members remained employed by Dealertrack through January 31, 2012. Their salary and related benefits were recorded in cost of revenue, product development and selling, general and administrative expenses. The reimbursement for these costs, in the amount of $0.8 million, was recorded as a reduction of selling, general and administrative expenses for the year ended December 31, 2012.

In connection with a transitional services agreement with Chrome Data Solutions, during the years ended December 31, 2013 and 2012, we incurred expenses of approximately $0.3 million and $0.3 million, respectively, for services received and earned income of approximately $0.2 million and $0.1 million, respectively, for services performed. The amounts were generally recorded as selling, general and administrative expenses and revenue, respectively.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue.

The summarized audited financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet
	December 31, 2013	December 31, 2012
Current assets	$12,875	$10,577
Non-current assets	31,871	34,053
Total assets	$44,746	$44,630

Current liabilities	$6,257	$5,525
Non-current liabilities	1,401	226
Total liabilities	$7,658	$5,751

Condensed Results of Operations
	Year Ended December 31,
	2013	2012
Revenue	$47,900	$44,846
Gross profit	33,853	30,809
Net income	16,951	10,303

9. Business Combinations

Nexteppe Business Solutions, Inc. Acquisition

On November 1, 2013, we acquired certain assets of Nexteppe Business Solutions, Inc. (Nexteppe) for approximately $3.6 million in cash, subject to purchase price adjustments subsequent to closing. Nexteppe expands our dealer website offerings and is now part of our Interactive solutions.

We expensed approximately $0.3 million of professional fees associated with the acquisition in the year ended December 31, 2013.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition. The purchase price was allocated $1.3 million to customer relationships (with an estimated live of 5 years) and $2.2 million to goodwill.

The allocated value of goodwill primarily relates to the anticipated synergies resulting from combining Nexteppe with our current products and processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The results of Nexteppe were included in our consolidated statement of operations from the date of acquisition. Nexteppe revenue, which is primarily subscription-based, was $0.3 million from the date of acquisition through December 31, 2013. We are unable to provide Nexteppe earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

VINtek, Inc. Acquisition

On October 1, 2013, we acquired all the equity interests of VINtek, Inc. (Vintek) for $49.4 million in cash and a $4.0 million promissory note to be paid 18 months after closing. The purchase price is reflective of preliminary working capital adjustments. Vintek is a provider of automotive collateral management, electronic lien and title (ELT) and consumer automotive finance processing services. The company offers a number of industry-leading services and solutions, including electronic vehicle title, tag and tax processing services, and eSignature/eContracting solutions supporting the on-line closing of automotive loans. Vintek is now part of our Collateral Management solutions.

We expect to make payments to current team members and certain former employees of Vintek related to continued employment that may result in compensation expense of approximately $3.3 million to be recorded in our consolidated statement of operations through December 2014.

We expensed approximately $1.5 million of professional fees associated with the acquisition in the year ended December 31, 2013.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$5,038
Property and equipment	429
Intangible assets	31,520
Goodwill	29,930

Total assets acquired	66,917
Total liabilities assumed	(13,548)

Net assets acquired	$53,369

Included in current assets was approximately $1.7 million of cash acquired. The liabilities assumed includes a $9.8 million deferred tax liability that relates to the future amortization of certain acquired intangibles.

The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining Vintek with our current products and processes. Neither the acquired goodwill nor the intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$25,600	12
Technology	4,400	5
Non-compete agreement	920	5
Trade names	600	5

Total acquired identifiable intangible assets	$31,520

The $4.0 million promissory note bears interest at a rate of 1.83%. Half of the note is payable twelve months from the acquisition date, with the remainder payable eighteen months from the acquisition date.

The results of Vintek were included in our consolidated statement of operations from the date of acquisition. Vintek revenue, which is transaction-based, was $4.0 million from the date of acquisition through December 31, 2013. We are unable to provide Vintek earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Customer Focused Marketing, Inc. Acquisition

On October 1, 2013, we acquired substantially all of the assets of Customer Focused Marketing, Inc. (CFM) for $13.2 million in cash, reflective of preliminary working capital adjustments. CFM provides customer relationship management (CRM) and marketing services to automotive dealers across the United States. Its offerings include a number of services and technology tools that help automotive dealerships better manage database marketing and customer communications, including prospects, sales, and service. In addition, CFM has a mobile platform featuring innovative capabilities for the iPad, iPhone and Android-based devices, in addition to a desktop, browser-based version of the solution. CFM is now part of our Sales and F&I solutions.

We expect to make payments to seller and certain former employees of CFM related to continued employment that may result in compensation expense of approximately $2.5 million to be recorded in our consolidated statement of operations through March 2015.

We expensed approximately $0.5 million of professional fees associated with the acquisition in the year ended December 31, 2013.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$990
Intangible assets	4,960
Goodwill	7,296

Total assets acquired	13,246
Total liabilities assumed	(48)

Net assets acquired	$13,198

The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining CFM with our current products and processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Technology	$2,700	6
Customer relationships	1,170	8
Trade names	960	5
Non-compete agreement	130	5

Total acquired identifiable intangible assets	$4,960

The results of CFM were included in our consolidated statement of operations from the date of acquisition. CFM revenue, which is subscription-based, was $1.7 million from the date of acquisition through December 31, 2013. We are unable to provide CFM earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Casey & Casey NPS Inc. Acquisition

On April 1, 2013, we acquired substantially all the assets of Casey & Casey NPS, Inc. (doing business as “Auto Title Express”) (Casey & Casey) for $21.3 million in cash, reflective of final working capital adjustments.

Casey & Casey is Louisiana’s first electronic general public license tag agency and provider of electronic vehicle registration, lien and title services, among other related services, in the state. This acquisition expands our transaction business and further strengthens our relationships with dealers and lenders. Casey & Casey is now part of our Registration & Titling solutions.

We expensed approximately $0.4 million of professional fees associated with the acquisition in the year ended December 31, 2013.

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

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$6,000	9
Technology	1,900	4
Trade names	1,900	10
State DMV relationships	1,600	8
Non-compete agreement	590	6

Total acquired identifiable intangible assets	$11,990

The results of Casey & Casey were included in our consolidated statement of operations from the date of acquisition. Casey & Casey revenue, which is primarily transaction-based, was $6.5 million from the date of acquisition through December 31, 2013. We are unable to provide Casey & Casey earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

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

The allocated value of goodwill primarily related to the anticipated synergies resulting from combining iCONNECT with our current processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

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

The sellers were eligible to receive additional consideration of up to $4.5 million, a portion of which was based upon the achievement of certain revenue performance targets in 2013. The fair value of the revenue contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The total contingent consideration was revalued each reporting period, with the resulting gains and losses recorded in the consolidated statements of operations. The fair value of the total contingent consideration as of the acquisition date was estimated at $0.3 million. We estimated the fair value of the total contingent consideration as of December 31, 2012 to be $1.0 million. The increase included the impact of an adjustment to the performance targets made subsequent to the close of the acquisition. We estimated the fair value of the total contingent consideration as of December 31, 2013 to be $0.5 million. We recorded income of $0.5 million in the three months ended June 30, 2013 as a result of a decrease in revenue forecasts.

ClickMotive provides SaaS solutions to the automotive industry by offering a comprehensive digital marketing platform that combines the power of the web, mobile, social, search and video into one online marketing platform.

We expensed approximately $1.0 million of professional fees associated with the acquisition in the year ended December 31, 2012.

Additionally, we made payments to certain former employees of ClickMotive related to continued employment through June 2013 that resulted in compensation expense of approximately $0.2 million and $0.1 million in our consolidated statement of operations in 2013 and 2012, respectively.

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

The allocated value of goodwill primarily related to the acquired workforce, as well as the anticipated synergies resulting from combining ClickMotive with our current products and processes. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

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

Dealertrack CentralDispatch delivers a comprehensive suite of vehicle transportation related solutions for auto dealers, brokers, shippers, and carriers within the U.S. and Canadian automotive retail markets. Dealertrack CentralDispatch’s offerings include CentralDispatch.com, a leading business-to-business, subscription-based network for facilitating vehicle transportation, with more than 13,000 network subscribers; jTracker.com, a CRM and lead management tool for automotive transportation brokers; and MoveCars.com, an online advertising directories for the vehicle transportation industry. Dealertrack CentralDispatch is now part of our Inventory solution. We expect this acquisition to increase subscription services revenue from dealerships while helping dealers improve their overall efficiency and profitability.

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

The allocated value of goodwill primarily related to the acquired workforce, as well as the anticipated synergies resulting from combining Dealertrack CentralDispatch with our current products and processes. We made a 338(h)(10) election for tax purposes in connection with the transaction. As a result, both the acquired goodwill and intangible assets are expected to be deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

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

eCarList Acquisition

On July 1, 2011, we acquired substantially all of the assets of eCarList, LLC for a purchase price of $36.4 million, reflective of final working capital adjustments. eCarList provides a suite of inventory management and online marketing tools for the retail automotive industry, enabling dealers to appraise, price, and merchandise vehicle inventory online in real-time. eCarList’s solutions and services, exclusive of website offerings which are included in the Interactive Solutions, are now part of Dealertrack Inventory solutions. We expect this acquisition will expand our subscription services revenue and further strengthen our relationships with automobile dealers.

The initial purchase price of eCarList was $36.4 million, consisting of the following components (in thousands):

Cash consideration	$23,451
Fair value of note payable	10,179
Discount on note payable	(123)
Fair value of contingent consideration	2,900

Total purchase price	$36,407

The note payable had a face value of approximately $11.4 million and a term of either two years or six years, based on certain factors related to the retention of key individuals. As a result, the note had a compensatory element that resulted in compensation expense of approximately $1.3 million in our consolidated statement of operations over the two year period from the date of acquisition. The note payable was paid on July 1, 2013. Additionally, we made payments to certain former employees of eCarList related to continuing employment that resulted in compensation expense of approximately $2.2 million being recorded in our consolidated statement of operations over the two year period from the date of acquisition.

The sellers could earn contingent consideration of up to $10.0 million, consisting of up to $5.0 million payable in each of 2012 and 2013 based upon the achievement of certain performance targets in 2011 and 2012, respectively. The fair value of the contingent consideration was measured on a quarterly basis until the contingency was resolved. Any subsequent changes to the fair value of the contingent consideration was recorded in our consolidated statement of operations. The fair value of the contingent consideration as of the July 1, 2011 was estimated at $2.9 million. We estimated the fair value of the contingent consideration as of December 31, 2011 to be $0.9 million using similar methodology. We recorded income of $2.0 million for the three months ended December 31, 2011 as a result of the decrease in the contingent consideration liability. We recorded a fair value adjustment in the amount of $0.9 million of income for the year ended December 31, 2012 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount as of December 31, 2011. No amounts were earned, and no amounts were paid, based upon 2011 or 2012 revenue.

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

The allocated value of goodwill primarily related to the anticipated synergies resulting from combining eCarList with our current products and processes and the acquired workforce. Both the acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

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

The allocated value of goodwill primarily related to the anticipated synergies resulting from combining Dealertrack Processing Solutions with our current products and processes and the acquired workforce. Neither the acquired goodwill nor intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

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

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture and the acquisitions of CentralDispatch and ClickMotive had been completed as of January 1, 2011, and the acquisitions of Casey & Casey, CFM and Vintek had been completed as of January 1, 2012. The unaudited pro forma financial results for 2013 reflect the results for the year ended December 31, 2013, as well as the effects of the pro forma adjustments for the stated transactions in 2013. The unaudited pro forma financial results for 2012 reflect the results for the year ended December 31, 2012, as well as the effects of the pro forma adjustments for the stated transactions in both 2013 and 2012. Pro forma results of operations for the acquisitions of Nexteppe and Ford’s iCONNECT DMS have not been presented because they are not material to the consolidated statement of operations. The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the transactions and compensation expense related to amounts to be paid for continued employment. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is necessarily indicative of our future consolidated results.

	Year Ended December 31,
	2013	2012
	(in thousands, except per share data)
Net revenue	$502,547	$433,746
Net income	7,817	25,705
Basic net income per share	0.18	0.60
Diluted net income per share	0.17	0.58

10. Accrued Liabilities - Other

A summary of the components of accrued liabilities – other as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013	December 31, 2012
Professional fees	$5,295	$2,564
Customer deposits	2,368	2,360
Computer and office equipment, furniture and fixtures	1,495	968
Revenue share	1,510	1,096
Acquisition-related compensation	647	1,667
Sales taxes	2,087	779
Interest payable	981	1,439
State DMV transaction fees	695	620
Software licenses and maintenance contracts	278	1,071
Utilities and occupancy	589	455
Marketing	370	351
Other	4,969	3,500

Total accrued liabilities – other	$21,284	$16,870

11. Senior Convertible Notes

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

As of December 31, 2013, the "if-converted value" of the notes exceeded the principal amount by $57.3 million.

Issuance costs of $7.0 million related to the issuance of the notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively. The amount allocated to capitalized debt issuance costs was $5.4 million. As of December 31, 2013, total capitalized debt issuance costs remaining to be amortized to interest expense were $3.7 million.

The net carrying amount of the liability component of the notes as of December 31, 2013 and 2012 consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Principal amount	$200,000	$200,000
Unamortized discount	29,683	37,721

Net carrying value	$170,317	$162,279

Total interest expense associated with the notes consisted of the following for the year ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Cash interest expense (1.50% coupon rate)	$3,000	$2,458
Amortization of debt issuance costs and debt discount	9,032	6,989

Total interest expense	$12,032	$9,447

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

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and our credit facility. As a result, there would be no potential impact to diluted earnings per share unless the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

For the years ended December 31, 2013 and 2012, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share. The average share price of our common stock did exceed the conversion price of $37.37 for the third and fourth quarter of 2013, in which the impact was 288 thousand and 546 thousand diluted shares, respectively.

For the years ended December 31, 2013 and 2012, the average share price did not exceed the warrant strike price of $46.18, therefore there was no additional impact to our diluted earnings per share calculations.

12. Revolving Credit Facility

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

We capitalized approximately $2.7 million of total debt issuance costs associated with the credit facility, of which $1.4 million was remaining to be amortized to interest expense as of December 31, 2013. Debt issuance costs associated with the credit facility amortized to interest expense for the years ended December 31, 2013, 2012 and 2011 were $0.4 million, $0.5 million and $0.3 million, respectively. Interest expense related to the commitment fee for the years ended December 31, 2013, 2012 and 2011 were $0.4 million, $0.5 million and $0.3 million, respectively.

As of December 31, 2013, we had no amounts outstanding under our credit facility and were in compliance with all restrictive covenants and financial ratios.

13. Retirement Plans

As of December 31, 2013, we maintained two retirement plans in which team members are eligible to participate.

U.S. team members are eligible to participate in a 401(k) plan which covers substantially all team members meeting certain age requirements in accordance with section 401(k) of the Internal Revenue Code. Under the provisions of the 401(k) plan, we have the ability to make matching contributions equal to a percentage of the employee’s voluntary contribution, as well as an additional matching contribution at year end and a non-elective contribution.

As of December 31, 2013, 2012 and 2011, we elected to make additional matching contributions covering all team members who were active participants on the last day of the plan year in the amount of $0.8 million, $0.8 million and $1.2 million, respectively, or approximately 36%, 52% and 127% of matching contributions made during the year, respectively.

Total contributions under the plan for the years ended December 31, 2013, 2012 and 2011 were $3.1 million, $2.3 million and $2.1 million, respectively.

Canadian team members are eligible to participate in a registered retirement savings plan (RRSP) which covers all full time team members. Under the provisions of the RRSP, we are required to match 100% of employee contributions to the plan up to 6% of eligible earnings. Our contributions under the RRSP for the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.5 million and $0.5 million, respectively.

14. Stock Option and Deferred Compensation Plans

Fourth Amended and Restated 2005 Incentive Award Plan

Currently, we grant stock options, performance stock units, and restricted stock units, under the 2005 Incentive Award Plan. There is an aggregate of 16,405,847 shares authorized for issuance under the 2005 Plan. As of December 31, 2013, there are 3,258,913 shares available for future issuance.

The following summarizes stock-based compensation expense by expense category for the three years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Cost of revenue	$2,828	$2,429	$1,791
Product development	727	749	735
Selling, general and administrative	10,836	10,414	9,086

Total stock-based compensation expense	$14,391	$13,592	$11,612

Stock Options

The following table summarizes the activity under our stock option plans as of December 31, 2013:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2013	3,817	$18.73
Options granted	421	29.10
Options exercised	(624)	14.68
Options forfeited	(98)	25.46
Options expired	(3)	29.20

Outstanding as of December 31, 2013	3,513	$20.50	3.10	$96,887

Vested and expected to vest as of December 31, 2013	3,486	$20.44	3.08	$96,360

Options exercisable as of December 31, 2013	2,653	$18.59	2.34	$78,245

The exercise prices range from $2.80 to $47.98 for stock options outstanding and exercisable for the year ended December 31, 2013. The aggregate intrinsic value of options outstanding, vested and unvested expected to vest, and exercisable, represents the total pre-tax intrinsic value, based on our closing stock price.

The intrinsic value of the stock options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $12.8 million, $11.3 million and $10.3 million, respectively.

Restricted Stock Units, Performance Stock Units and Restricted Stock Awards

The following table summarizes the status of the non-vested shares of restricted common stock units and performance stock units as of December 31, 2013:

	Restricted Common Stock Units		Performance Stock Units
	Number of	Weighted	Number of	Weighted
	Awards	Average Grant	Awards	Average Grant
	(in thousands)	Date Fair Value	(in thousands)	Date Fair Value
Non-vested awards as of January 1, 2013	959	$21.21	269	$21.41
Awards granted	466	30.00	72	29.62
Awards vested	(385)	18.47	(99)	17.40
Awards cancelled/expired/forfeited	(77)	26.98	—	—
Adjustment for performance achieved	—	—	28	23.19

Non-vested awards as of December 31, 2013	963	$26.09	270	$25.25

The total fair value for restricted common stock units, performance stock units, and restricted common stock awards that vested during the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	December 31,
	2013	2012	2011
Restricted common stock units	$7,104	$9,285	$5,470
Performance stock units	$1,727	$—	$—
Restricted common stock awards	$—	$—	$701

Employee Stock Purchase Plan (ESPP)

For team members eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP is 95% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2013, there are 1,500,000 shares of common stock reserved, 416,166 shares issued and 1,083,834 shares available for future issuance under the ESPP.

Employees’ Deferred Compensation Plan

The Employees’ Deferred Compensation Plan is a non-qualified retirement plan that allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2013, 150,000 shares of common stock are reserved, 2,177 deferred stock units were recorded under a memo account and have since been distributed and 147,823 shares of common stock are available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service, following a change of control if so elected, or over a fixed period of time elected by the participant prior to the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2013, 75,000 shares of common stock are reserved, with 62,503 deferred stock units recorded under a memo account and 12,497 deferred stock units distributed under the Director’s Deferred Compensation Plan. Deferred stock units, as permitted under the plan, are now reserved out of the Stock Option Plan with 3,107 deferred stock units recorded under a memo account to date.

Performance Stock Units (PSUs)

PSUs are granted annually to certain executive officers of the company. The actual number of performance stock units to be delivered is subject to adjustment ranging from 0% (threshold) to 150% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. One performance stock award is the equivalent of one share of common stock.

The following table summarizes, by performance award type, the potential threshold and maximum stock units:

	Threshold	Maximum	Threshold	Maximum	Threshold	Maximum
	ANI	ANI	Revenue	Revenue	TSR	TSR
2010 Plan	25%	125%	-	-	0%	150%
2011 Plan	25%	125%	-	-	0%	150%
2012 Plan	25%	125%	-	-	0%	150%
2013 Plan	-	-	25%	150%	25%	150%

For 2013, each individual’s award was allocated 50% to achieving revenue targets for the year in which the award was granted (Revenue Performance Award), and 50% to the total stockholder return (TSR) of our common stock as compared to other companies in a specific NASDAQ Index in the aggregate for a three year period including the fiscal year in which the award was granted, as well as the two subsequent fiscal years (TSR Performance Award).

For 2012 and 2011, each individual’s award was allocated 50% to achieving ANI targets for the year in which the award was granted (ANI Performance Award), and 50% to the total stockholder return (TSR) of our common stock as compared to other companies in a specific NASDAQ Index in the aggregate for a three year period including the fiscal year in which the award was granted, as well as the two subsequent fiscal years (TSR Performance Award). The TSR awards granted in 2010 and 2011 were measured against the NASDAQ Internet Index and the TSR awards granted in 2012 and 2013 were measured against the NASDAQ Software Index.

The awards will be earned based upon our achievement of revenue, ANI and TSR targets, but will not vest unless the grantee remains continuously employed in active service through the end of February of the third year following the grant date (approximately 36 months after date of grant). The performance stock units are subject to forfeiture if the company’s performance goals are not achieved. The awards are subject to acceleration in full if an executive is terminated without cause, or resigns for good reason within twelve months of a change in control.

We have valued the Revenue Performance Awards, the ANI Performance Awards and the TSR Performance Awards using the Black-Scholes-Merton and Monte Carlo valuation pricing models, respectively. Revenue awards are expensed starting in the month of grant, as it is deemed probable that we will achieve a portion of the Revenue targets for the respective grant. Historically, ANI awards have been expensed starting in the month of grant for each grant year, as it was deemed probable that we would achieve a portion of the ANI targets for the respective grant. TSR awards are expensed on a straight-line basis, starting at the date of grant, over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Performance Award targets are not achieved.

The following table summarizes, by performance award type, the status of PSUs for grants during the years ended December 31, 2013, 2012 and 2011:

Revenue Performance Awards

Adjusted
Number of
	Target		Percent of	PSUs Based on	End of
	Number	Cancelled	Goal	Goal	Measurement
Grant Date	of PSUs	PSUs	Achieved	Achievement	Period	Vest Date
3/4/2013	36,948	—	118%	43,596	12/31/2013	2/28/2016

ANI Performance Awards

				Adjusted
				Number of
	Target		Percent of	PSUs Based on	End of
	Number	Cancelled	Goal	Goal	Measurement
Grant Date	of PSUs	PSUs	Achieved	Achievement	Period	Vest Date
2/24/2011	43,290	*	125%	54,111	12/31/2011	1/31/2014
2/28/2012	35,495	—	103%	36,556	12/31/2012	1/31/2015

* - In 2011, 4,630 of 2011 ANI Performance Awards were cancelled and subsequently reissued.

TSR Performance Awards

				Adjusted
				Number of
	Target		Percent of	PSUs Based on	End of
	Number	Cancelled	Goal	Goal	Measurement
Grant Date	of PSUs	PSUs	Achieved	Achievement	Period	Vest Date
2/24/2011	43,290	**	150%	64,934	12/31/2013	1/31/2014
2/28/2012	35,495	—	N/A	—	12/31/2014	1/31/2015
3/4/2013	35,065	—	N/A	—	12/31/2015	2/28/2016

** - In 2011, 4,630 of 2011 TSR Performance Awards were cancelled and subsequently reissued.

The total grant date fair value of the Revenue Performance Awards granted during the year ended December 31, 2013 was $1.1 million. The total grant date fair value of the ANI Performance Awards granted during the years ended December 31, 2012 and 2011 was $1.0 million and $0.9 million, respectively. The total grant date fair value of the TSR Performance Awards granted during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $1.0 million and $1.0 million, respectively.

SOEP

On August 7, 2009, we commenced a tender offer to exchange outstanding options to purchase shares of our common stock granted prior to August 7, 2008, that had an exercise price per share greater than $22.82 (Eligible Options) for a lesser number of new options to purchase shares of our common stock with an exercise price equal to the closing price of our common stock on the date of grant, subject to certain conditions. Pursuant to the exchange offer, 571,763 Eligible Options were tendered, and we granted an aggregate of 435,247 stock options in exchange for the Eligible Options surrendered. Exchanged options granted under the SOEP vested 25% after six months from the new grant date, 25% after twelve months from the new grant date, and 1/48 each month thereafter. The expected life was determined by means of Monte-Carlo simulations. The incremental fair value stock-based compensation expense of $54 thousand was amortized over the new vesting schedule, which ended during the year ended December 31, 2012.

15. Income Taxes

The components of our income before provision for income taxes for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	December 31,
	2013	2012	2011
United States	$(8,694)	$21,091	$55,376
Canada	13,261	11,612	7,356

Total income before provision for income taxes	$4,567	$32,703	$62,732

The components of our (provision for) benefit from income taxes for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	December 31,
	2013	2012	2011
Current tax:
Federal	$(4,993)	$(6,859)	$1,108
State and local	(1,155)	(1,767)	(454)
Canada	(3,864)	(2,872)	(1,621)

Total current tax	(10,012)	(11,498)	(967)

Deferred tax:
Federal	8,892	(1,131)	1,412
State and local	2,069	729	2,232
Canada	378	(349)	(274)

Total deferred tax	11,339	(751)	3,370

(Provision for) benefit from income taxes, net	$1,327	$(12,249)	$2,403

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse.

Deferred tax assets and liabilities as of December 31, 2013 and 2012 consisted of the amounts shown below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,877	$10,266
Stock-based compensation	17,525	17,416
Acquired intangibles	8,010	13,809
Tax credits	4,433	3,516
Capital loss	673	887
Deferred revenue	3,495	2,736
Sales and receivables allowances	2,469	1,697
Other	4,540	1,790

Total deferred tax assets	50,022	52,117

Deferred tax liabilities:
Acquired Intangibles	(24,362)	(28,194)
Capitalized software and website development	(10,532)	(7,600)
Depreciation and amortization	(8,640)	(9,993)
Investments in disposed subsidiaries	(28,595)	(31,565)
Other	(5,342)	(3,047)

Total deferred tax (liabilities)	(77,471)	(80,399)

Deferred tax (liabilities), net	(27,449)	(28,282)

Deferred tax asset valuation allowance	(3,270)	(4,094)

Total deferred tax (liabilities), net	$(30,719)	$(32,376)

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

Our deferred tax assets have been reduced in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As such, foreign tax credit carryforwards of $1.3 million and $1.3 million as of December 31, 2013 and 2012, respectively, and net operating losses of $7.2 million as of December 31, 2013 and $4.7 million as December 31, 2012, which were increased due to excess tax benefits from the exercise of stock options and restricted stocks for 2012 and 2011, were not recorded as deferred tax assets. Instead, such amounts will be recorded as an addition to stockholders’ equity and will reduce current taxes payable, in the amounts of approximately $4.0 million as of December 31, 2013 and approximately $3.1 million as of December 31, 2012, if and when the carryovers and net operating losses are utilized.

As of December 31, 2013, our remaining deferred tax valuation allowance of $3.3 million consisted of $1.2 million for foreign tax credits, $1.4 million for separate state net operating losses and $0.7 million for capital loss carry forward and other adjustments. As of December 31, 2012, our remaining deferred tax valuation allowance of $4.1 million consisted of $2.0 million for foreign tax credits, $1.3 million for separate state net operating losses and $0.8 million for capital loss carry forward and other adjustments.

As of December 31, 2013 and 2012, we had U.S. federal net operating loss carryforwards of $25.6 million and $29.5 million, respectively, of which $4.2 million of the current loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2022. We have state net operating losses which expire at various times and amounts through 2032. We maintain a portion of the valuation allowance on the state net operating losses.

As of December 31, 2013 and 2012, we had U.S. federal foreign tax credit carryovers of $1.2 million and $2.0 million, respectively. These credits are available to offset future federal income tax subject to limitation and expire in varying amounts beginning in 2018. All Canadian net operating loss carryforwards from prior periods were fully utilized.

Effective Tax Rate

The analysis of the effective tax rate for the years ended December 31, 2013, 2012 and 2011, is as follows:

	December 31,
	2013	2012	2011
Pre-tax book income	35.0%	35.0%	35.0%
State taxes	(7.5)	2.5	1.5
Foreign rate differential	(25.3)	(2.6)	(1.1)
Non-deductible expenses	7.3	0.5	0.2
Valuation allowance	(19.0)	(0.5)	(36.9)
Deferred tax liability impact of disposals and contributions	—	3.7	0.6
Adjust tax balances for filed returns	(2.2)	(0.6)	(1.9)
Transaction costs	9.9	—	—
General business credits	(33.9)	—	(0.6)
Executive compensation	7.8	0.8	0.2
State rate change	—	(1.5)	—
Other	(1.2)	0.2	(0.8)

Total	(29.1)%	37.5%	(3.8)%

The change in effective tax rate for 2013 from 2012 is primarily due to the benefit from general business credits, changes in earnings mix, and the decrease in valuation allowance, including the impact of approved federal filing adjustments. The change in effective tax rate for 2012 from 2011 is primarily due to the valuation allowance activity on our net deferred tax assets, the deferred tax impact of disposals, changes in earnings mix, and the impact of filed and amended tax returns. The impact of amounts included in “other” does not include any additional significant activity impacting the effective tax rate.

Foreign Taxes

We have not provided for U.S. federal income taxes and foreign withholding taxes on $31.5 million of foreign subsidiaries’ undistributed earnings as of December 31, 2013 because such earnings are intended to be indefinitely reinvested. The amount of deferred taxes on the temporary differences related to investments in foreign subsidiaries is not practicable to determine at this time. Permanently reinvested earnings will be used to support our personnel costs as well as costs of our Canadian product offerings, including future development and acquisitions. We believe our current U.S. cash balances and our credit facility provide appropriate liquidity for U.S. operations.

Other

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

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Internal Revenue Service has concluded a review of our consolidated federal income tax returns through December 31, 2007 and is currently reviewing our consolidated federal income tax returns for 2009, 2010 and 2011. We have agreed to various adjustments which are included in the current year provision for income taxes, and are awaiting a final report. New York has concluded their review of our 2006 (amended) and 2007 state tax returns and is currently reviewing our 2008 and 2009 state returns. California has concluded their review of our amended returns filed for 2004, 2005 and 2006. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency has completed their review of our 2009 and 2010 tax return filings with no significant adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2008.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2013 and 2012, accrued interest and penalties related to tax positions taken on our tax returns is approximately $0.1 million and $0.1 million, respectively.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows (in thousands):

Balance as of January 1, 2011	$1,031
Additions	244
Settlements	(482)

Balance as of December 31, 2011	$793

Balance as of January 1, 2012	$793
Additions	226
Expired statute of limitations / settlements	(136)

Balance as of December 31, 2012	$883

Balance as of January 1, 2013	$883
Additions	292
Expired statute of limitations / settlements	(249)

Balance as of December 31, 2013	$926

As of December 31, 2013, approximately $0.5 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

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

Revenue earned in Canada for the years ended December 31, 2013, 2012 and 2011 is approximately 9%, 10% and 9% of our revenue, respectively. Long-lived assets in Canada were $39.7 million, $44.8 million and $35.5 million as of December 31, 2013, 2012 and 2011, respectively.

Supplemental disclosure of revenue by service type for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Transaction services revenue	$276,861	$225,011	$184,892
Subscription services revenue	181,731	145,148	146,621
Other	22,942	18,713	21,781

Total net revenue	$481,534	$388,872	$353,294

17. Commitments and Contingencies

Operating Leases

We lease our office space and certain office equipment under cancelable and non-cancelable operating leases, which expire on various dates through May 2023. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Some leases also include renewal options of up to 5 years.

Operating lease expense for the years ended December 31, 2013, 2012 and 2011, was $7.9 million, $7.4 million and $7.3 million, respectively.

Future minimum rental payments under the non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2014	$10,863
2015	9,327
2016	7,952
2017	6,299
2018	5,943
Thereafter	11,943

Total	$52,327

We are in the process of negotiating a lease to move our corporate headquarters in Lake Success, New York, to a nearby property due to our expansion and growth. We are expecting to buy-out our existing lease for approximately $4 million. The annual rental payments for the headquarters included above are approximately $2.8 million per year through 2018.

Capital Leases

The following is an analysis of the leased property under capital leases by major property class as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Computer and office equipment	$407	$351
Furniture and fixtures	—	107
	407	458

Less: Accumulated depreciation	(83)	(179)

Total capital leases, net	$324	$279

Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,
2014	$100
2015	98
2016	74
2017	32
2018	—

Total minimum lease payments	304
Less: Amount representing taxes, included in total minimum lease payments	(24)

Net minimum lease payments	280
Less: Amount representing interest	—

Present value of net minimum lease payments	$280

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which were to be applied against fees that were charged in connection with their purchase of certain future products or services of Dealertrack. These service credits were to expire on December 31, 2015. The service credits were recorded as a reduction in revenue as they were utilized. For the years ended December 31, 2013, 2012 and 2011, we recorded contra revenue related to the service credits of $0.6 million, $0.8 million and $0.9 million, respectively. As of December 31, 2013, none of the service credits remain.

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

Refer to Note 9 for additional contingencies resulting from our completed business combinations.

Refer to Note 20 in regards to certain commitment and contingencies related to our definitive agreement to acquire Dealer.com.

Retail Sales Tax

On an ongoing basis, various tax jurisdictions in the United States and Canada conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional sales tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority.

We currently have $0.9 million of pending assessments in one state. In June 2013, an administrative hearing was held on this matter and a decision upholding the original assessment was issued in August 2013. This decision is not considered a final ruling. In September 2013, we filed a complaint with the state tax court requesting that the decision be vacated. As of December 31, 2013, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.7 million may exist for periods subsequent to the assessment period based upon a calculation consistent with the pending assessment. We are not able to estimate an amount for penalties due, if any.

Employment Agreements

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $6.3 million as of December 31, 2013, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of approximately $2.4 million as of December 31, 2013.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows. There are no litigation matters exclusive of those arising in connection with the ordinary course of our business.

18. Agreements Impacting Contra-Revenue

In February 2010, Dealertrack entered into a strategic relationship with Ally Financial (Ally). Under the terms of the agreement, Ally became a financing option on the Dealertrack credit application processing network and Dealertrack agreed to make a one-time payment to Ally of $15.0 million, which was paid in May 2010. Ally continues to accept credit applications through a competitive system, of which it owns a portion. The one-time $15.0 million payment is recorded as a reduction in transaction services revenue over the period of expected benefit of approximately five years. For the years ended December 31, 2013, 2012 and 2011, we recorded contra-revenue related to revenue earned from the Ally strategic relationship of $3.1 million, $3.1 million and $3.2 million, respectively.

In February 2013, we announced an exclusive, long-term partnership agreement with American Honda Finance Corporation (AHFC). As part of this agreement, Dealertrack and AHFC will design and develop a solution with a strategic focus on streamlining the vehicle sales and finance process while improving the overall customer buying experience. The workflow solution is expected to rollout in multiple phases with the first phase to launch in 2014. As part of the agreement, Dealertrack has agreed to reimburse AHFC up to $11.0 million of qualified expenses on an as incurred basis, in connection with development, implementation, and integration of the solution over the first three years of the agreement. These payments will be recorded as deferred costs and will be recognized as a reduction of revenue (contra-revenue) over the term of the agreement commencing with the launch. As of December 31, 2013, $0.3 million of qualified expenses were paid. An additional $5.0 million of qualified expenses were paid in January 2014.

As of December 31, 2013, $8.6 million of the payments to Ally, Honda and other customers remain to be amortized as contra-revenue, of which, $4.9 million are recorded in prepaid expenses and other current assets and $3.7 million are recorded in other long-term assets. As of December 31, 2012, $12.6 million of payments remained to be amortized as contra-revenue, of which, $4.4 million was classified in prepaid expenses and other current assets and $8.2 million in other long-term assets.

19. Contribution to Chrome Data Solutions and Disposal of ALG

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

For further information on our equity method investment in Chrome Data Solutions, see Note 8.

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

The investment in TrueCar was recorded in the amount of $88.0 million, consisting of $82.5 million representing the fair value of the shares received for ALG (including the additional $7.5 million cash investment) and $5.5 million representing the fair value of the warrant received. The investment is accounted for as a cost method investment and the warrant was marked to market through its exercise date. For further information on this investment, see Note 8.

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

In connection with the sale of ALG to TrueCar, we agreed that if we sell our TrueCar shares (including TrueCar shares purchased through the warrant) within three years after the closing for gross cash proceeds of more than $125.0 million, we will pay to TrueCar the excess over that amount up to a maximum of $7.0 million, subject to certain other limitations. In February 2014, we signed agreements to sell all of shares in TrueCar. The sale of our shares in TrueCar, Inc. did not give rise to any obligations to pay TrueCar any portion of the consideration received from the sale.

Revenue from the ALG business amounted to approximately $7.6 million through the disposal date of October 1, 2011, and approximately $8.6 million for the year ended December 31, 2010.

We expensed approximately $2.4 million of professional fees associated with the transaction in the year ended December 31, 2011.

20. Acquisition of Dealer.com

In December 2013, we announced a definitive agreement to acquire Dealer Dot Com, Inc. (Dealer.com), a leading provider of marketing and operations software and services for the automotive industry. Established in 1998, Dealer.com is a pioneer in bringing automotive dealerships online. The company has grown to 830 employees across its Burlington, Vermont, headquarters and Manhattan Beach, California, office, and serves approximately 7,000 U.S. dealers with its integrated suite of products.

Under the terms of the agreement, we will acquire all the equity of Dealer.com for approximately 8.7 million shares of our common stock and approximately $620 million in cash, subject to customary post-closing adjustments. We expect to finance the cash portion of the purchase price through cash on hand and with fully committed debt financing. The acquisition, which is no longer subject to regulatory approval, is expected to close in the first quarter of 2014.

Upon termination of the definitive agreement, under specified circumstances involving a failure by the debt financing sources to fund the debt financing, we will be required to pay a termination fee equal to $25.0 million.

We expect to finance the cash portion of the merger consideration through a combination of new senior secured facilities and cash on hand and have received a commitment letter from JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, and Wells Fargo Bank, National Association to provide up $825 million in senior secured debt financing, including up to $575 million under a senior first priority term loan facility and up to $200 million under a senior first priority secured revolving credit facility. The commitment letter is subject to customary conditions to consummation. We have agreed to pay the financing banks certain fees in connection with the commitment letter and have agreed to indemnify the financing banks against certain liabilities.

We expensed approximately $2.4 million of professional fees associated with the acquisition in the three and twelve months ended December 31, 2013. Exclusive of financing banks fees, we expect additional professional fees of $6.0 million to be incurred.

21. Subsequent Events

In February 2014, we signed agreements to sell all of our shares in TrueCar. We expect to receive proceeds of $92.5 million from the sale of the shares, which have a carrying value of $82.7 million. We expect this to result in an estimated pre-tax gain of $9.8 million. We expect to pay approximately $22 million of cash taxes on the sale on a taxable gain of $58.8 million. The closing of the transaction is subject to customary closing conditions and is expected to be completed in the first quarter of 2014. We intend to use the net after-tax proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com.

DEALERTRACK TECHNOLOGIES, INC.

 SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning of	Charged to		Other	End of
Description	Period	Expenses	Deductions	Adjustments	Period
	(in thousands)
As of December 31, 2013:
Allowance for doubtful accounts	$1,080	$2,937	$(2,802)	$280	$1,495
Allowance for sales credits	3,478	7,075	(5,124)	—	5,429
Deferred tax valuation allowance	4,094	329	(1,153)	—	3,270	(1)

As of December 31, 2012:
Allowance for doubtful accounts	$1,435	$2,519	$(2,725)	$(149)	$1,080
Allowance for sales credits	3,667	4,787	(4,988)	12	3,478
Deferred tax valuation allowance	4,198	134	(238)	—	4,094	(2)

As of December 31, 2011:
Allowance for doubtful accounts	$652	$2,324	$(2,017)	$476	$1,435
Allowance for sales credits	2,606	4,684	(3,699)	76	3,667
Deferred tax valuation allowance	32,637	121	(28,560)	—	4,198	(3)

(1)	For the year ended December 31, 2013, the deferred tax valuation allowance was reduced by $0.8 million. The deferred tax valuation allowance was reduced by $0.1 million for our capital loss carryforwards and $0.7 million for foreign tax credits. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	For the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $0.1 million. The deferred tax valuation allowance was reduced by $0.2 million for our capital loss carryforwards, offset by a $0.1 million increase related to state and local net operating loss carryovers and foreign tax credits. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	For the year ended December 31, 2011, the deferred tax valuation allowance was reduced by $28.4 million including a $25.1 million reduction as a result of the acquisition of Dealertrack Processing Solutions, Inc. and the sale of ALG, Inc. The deferred tax valuation allowance was also reduced by $3.3 million for current year activity of our deferred tax assets and liabilities positions, $0.1 million for our capital loss carryforwards, offset by a $0.1 million increase related to state and local net operating loss carryovers. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

On April 1, 2013, we completed the acquisition of Casey & Casey NPS, Inc. (Casey & Casey). We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2013.

On October 1, 2013, we completed the acquisition of Customer Focused Marketing, Inc. (CFM). We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2013.

On October 1, 2013, we completed the acquisition of VINtek, Inc. (Vintek). We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2013.

On November 1, 2013, we completed the acquisition of certain assets of Nexteppe Business Solutions, Inc. (Nexteppe). We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2013.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

Dealertrack’s evaluation of internal control over financial reporting as of December 31, 2013 did not include the internal control over financial reporting related to Casey & Casey, CFM, VINtek or Nexteppe because they were acquired in business combinations during the year ended December 31, 2013. Total revenue for these acquisitions combined represented 3% of the related consolidated financial statement amounts for the year ended December 31, 2013. As of December 31, 2013, Casey & Casey, CFM, Vintek and Nexteppe were approximately 3%, 1%, 7% and 0% of total assets, respectively, inclusive of acquired goodwill and intangibles. See Note 9 to the consolidated financial statements in Item 8.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2014.

Item 10. Directors, Executive Officers of Corporate Governance

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Code of Business Conduct and Ethics is available on our website at www.dealertrack.com. To the extent required by applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market LLC, we intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting such information on our website at ir.dealertrack.com/governance.cfm

Item 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the three years ended December 31, 2013

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013

Consolidated Statements of Cash Flows for the three years ended December 31, 2013

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II

The financial statements of the Chrome Data Solutions joint venture required by Rule 3-09 of Regulation S-X are included as Exhibit 99.1 and are incorporated by reference herein.

(3) Exhibits

Number	Description
2.1 (14)	Asset Purchase Agreement dated May 24, 2011 between Dealertrack AAX, Inc., eCarList, LLC and certain members of eCarList.

2.2 (21)	Agreement and Plan of Merger, dated as of December 19, 2013, by and among, Dealertrack Technologies, Inc., Dealer Dot Com, Inc. (“DDC”), Derby Merger Corp., certain stockholders of DDC and Jason Chapnik, solely in his capacity as Sellers’ Representative.

2.3 (22)	Purchase Agreement dated as of October 1, 2012 by and among DealerTrack, Inc., ClickMotive, LP, CM General, LLC, Stuart Lloyd, Ray Myers, Timothy Clay, Colin Carter, McCombs Family Partners LTD, and Stuart Lloyd, solely in his capacity as sellers’ representative.

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2 *	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3 (4)	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

4.1 (1)	Fourth Amended and Restated Registration Rights Agreement, dated as of March 19, 2003, among Dealertrack Technologies, Inc. and the stockholders of Dealertrack Technologies, Inc. party thereto.

4.2 (3)	Form of Certificate of Common Stock.

4.3 (19)	Indenture related to the 1.50% Senior Convertible Notes due 2017, dated as of March 5, 2012, among Dealertrack Technologies, Inc., Dealertrack, Inc. and Wells Fargo Bank, National Association, as Trustee.

4.4 (19)	Form of 1.50% Senior Convertible Note due 2017 (included in Exhibit 4.3).

10.1 (21)	Stockholders Agreement, dated as of December 19, 2013, by and among Dealertrack Technologies, Inc. and the Stockholders set forth on the signature page hereto.

10.2 (9) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and Dealertrack Technologies, Inc.

10.3 (10) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and Dealertrack Technologies, Inc.

10.4 (11) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Mark F. O’Neil.

10.5 (12) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and Dealertrack Technologies, Inc.

10.6 (12) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and Dealertrack Technologies, Inc.

10.7 (12) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Richard McLeer.

10.8 (12) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Rick G. Von Pusch and Dealertrack Technologies, Inc.

10.9 (12) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Rick G. Von Pusch and Dealertrack Technologies, Inc.

10.10 (12) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Rick G. Von Pusch.

10.11 (9) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and Dealertrack Technologies, Inc.

10.12 (10) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and Dealertrack Technologies, Inc.

10.13 (11) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Eric D. Jacobs.

10.14 (9) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and Dealertrack Technologies, Inc.

10.15 (10) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and Dealertrack Technologies, Inc.

10.16 (11) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between Dealertrack Technologies, Inc. and Rajesh Sundaram.

10.17 (1) #	2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of August 10, 2001.

10.18 (1) #	First Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of December 28, 2001.

10.19 (1) #	Second Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of March 19, 2003.

10.20 (1) #	Third Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc., effective as of January 30, 2004.

10.21 (6) #	Fourth Amendment to 2001 Stock Option Plan of Dealertrack Technologies, Inc. effective as of February 10, 2006.

10.22 (20) #	Fourth Amended and Restated 2005 Incentive Award Plan, effective as of June 20, 2012.

10.23 (5) #	Form of Stock Option Agreement.

10.24 (10) #	Form of Restricted Stock Unit Agreement.

10.25 (1) #	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.26 (8) #	Stock Ownership and Retention Program, adopted May 26, 2005.

10.27 (1) #	Employee Stock Purchase Plan, adopted May 26, 2005.

10.28 (1) #	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.29 (9) #	First Amendment to Dealertrack Technologies, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.30 (1) #	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.31 (9) #	First Amendment to Dealertrack Technologies, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.32 (1) #	401(k) Plan, effective as of January 1, 2001, as amended.

10.33 (13)	Credit Agreement dated April 20, 2011 between Dealertrack Technologies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the several lenders from time to time party thereto and Keybank National Association as Syndication.

10.34 (15)	Omnibus Agreement dated as of December 20, 2011, among Chrome Systems, Inc., Autodata Solutions, Inc., Autodata Solutions Company and AutoChrome Company.

10.35 (17)	Purchase Agreement dated as of February 28, 2012, among Dealertrack Technologies, Inc., Dealertrack, Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representative for the initial purchasers named therein.

10.36 (17)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.37 (17)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.38 (17)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.39 (17)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.40 (17)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.41 (17)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.42 (18)	Composite Version of Credit Agreement, reflecting the First Amendment, dated as of February 27, 2012, and the Second Amendment, dated as of February 29, 2012, to Credit Agreement, dated April 20, 2011, by and among Dealertrack Technologies, Inc. and Dealertrack Canada, Inc., as borrowers, the several lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent.

10.43 (19)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.44 (19)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.45 (19)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.46 (19)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.47 (19)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.48 (19)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

23.2 *	Consent of BDO Canada LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Financial statements of the Chrome Data Solutions joint venture.

101 *	The following financial statements from Dealertrack Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders Equity; and (vi) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.

#	Represents management contract or compensatory plan.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(10)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 25, 2011.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011.

(16)	Incorporated by reference to our Annual Report on Form 10-K filed on February 22, 2012.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on February 29, 2012.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on March 2, 2012.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.

(20)	Incorporated by reference to Annex A to our Definitive Proxy Statement filed on April 30, 2012.

(21)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013.

(22)	Incorporated by reference to our Current Report on Form 8-K/A filed on October 4, 2012.

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

Date: February 21, 2014

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

Signature	Title	Date

/s/ Mark F. O’Neil	Chairman of the Board, President and Chief Executive	February 21, 2014
Mark F. O’Neil	Officer (principal executive officer)

/s/ Eric D. Jacobs	Executive Vice President, Chief Financial and	February 21, 2014
Eric D. Jacobs	Administrative Officer (principal financial and accounting officer)

/s/ Mary Cirillo-Goldberg	Director	February 21, 2014
Mary Cirillo-Goldberg

/s/ Ann B. Lane	Director	February 21, 2014
Ann B. Lane

/s/ John J. McDonnell, Jr.	Director	February 21, 2014
John J. McDonnell, Jr.

/s/ James David Power III	Director	February 21, 2014
James David Power III

/s/ Howard L. Tischler	Director	February 21, 2014
Howard L. Tischler

/s/ Barry Zwarenstein	Director	February 21, 2014
Barry Zwarenstein

/s/ James Foy	Director	February 21, 2014
James Foy

/s/ Joe Payne	Director	February 21, 2014
Joe Payne

