Form 10-Q
period 2014-03-31
Dealertrack Technologies, Inc
filed 2014-05-12
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 53,578,208 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$144,267	$122,373
Marketable securities	5,147	10,589
Customer funds and customer funds receivable	35,601	25,901
Accounts receivable, net of allowances of $7,410 and $6,924, as of March 31, 2014 and December 31, 2013, respectively	97,529	48,349
Deferred tax assets, net	22,938	6,331
Prepaid expenses and other current assets	29,878	21,314

Total current assets	335,360	234,857

Property and equipment, net	77,043	31,866
Investments – cost and equity	36,652	119,318
Software and website development costs, net	70,648	62,513
Intangible assets, net	580,545	136,754
Goodwill	1,051,559	316,130
Deferred tax assets, net	56,862	40,421
Other assets – long-term	20,743	14,616

Total assets	$2,229,412	$956,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,782	$15,013
Accrued compensation and benefits	20,114	20,645
Accrued liabilities – other	43,330	21,284
Customer funds payable	35,601	25,901
Senior convertible notes, net	172,399	—
Deferred revenue	14,758	9,958
Deferred tax liabilities	4,277	4,278
Notes payable	2,577	2,000

Total current liabilities	329,838	99,079

Deferred tax liabilities	221,128	73,193
Deferred revenue	6,931	6,482
Notes payable	10,736	2,000
Long term debt, net	564,175	170,317
Other liabilities	19,493	4,180

Total long-term liabilities	822,463	256,172

Total liabilities	1,152,301	355,251

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 56,768,763 shares issued and 53,523,870 shares outstanding as of March 31, 2014; and 47,154,300 shares issued and 43,995,893 shares outstanding as of December 31, 2013	568	472
Treasury stock, at cost, 3,244,893 shares and 3,158,407 shares as of March 31, 2014 and December 31, 2013, respectively	(57,820)	(53,408)
Additional paid-in capital	1,066,037	571,550
Accumulated other comprehensive income	394	3,036
Retained earnings	67,932	79,574

Total stockholders’ equity	1,077,111	601,224

Total liabilities and stockholders’ equity	$2,229,412	$956,475

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenue:
Net revenue	$158,808	$109,059

Operating expenses:
Cost of revenue	89,907	48,210
Research and development	24,048	17,630
Selling, general and administrative	67,486	42,468

Total operating expenses	181,441	108,308

Income (loss) from operations	(22,633)	751
Interest income	100	124
Interest expense	(5,910)	(3,364)
Other income, net	709	66
Gain on sale of investment	9,828	—
Earnings from equity method investment, net	1,625	1,219
Loss before benefit from income taxes, net	(16,281)	(1,204)
Benefit from income taxes, net	4,639	1,170

Net loss	$(11,642)	$(34)

Basic net loss per share	$(0.25)	$(0.00)
Diluted net loss per share	$(0.25)	$(0.00)
Weighted average common stock outstanding (basic)	47,351	43,173
Weighted average common stock outstanding (diluted)	47,351	43,173

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net loss	$(11,642)	$(34)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2,640)	(1,320)
Net change in unrealized (losses) gains on securities	(2)	112
Other comprehensive loss, net of tax	(2,642)	(1,208)

Total comprehensive loss	$(14,284)	$(1,242)

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Activities:
Net loss	$(11,642)	$(34)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,291	13,897
Deferred tax benefit	(34,603)	(1,158)
Stock-based compensation expense	4,123	3,271
Provision for doubtful accounts and sales credits	3,114	1,682
Earnings from equity method investment, net	(1,625)	(1,219)
Deferred compensation	50	38
Stock-based compensation windfall tax benefit	(8,685)	(3,587)
Gain on sale of investment	(9,828)	—
Realized gain on sale of securities	—	(11)
Amortization of debt issuance costs and debt discount	3,170	2,302
Change in contingent consideration	(250)	(500)
Forfeited customer deposits	(648)	—
Amortization of deferred interest	53	279
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,534)	(6,339)
Prepaid expenses and other current assets	4,236	(2,186)
Other assets – long-term	(4,227)	3,166
Accounts payable and accrued expenses	(68,213)	(13,518)
Deferred rent	(6)	51
Deferred revenue	1,714	(60)
Other liabilities – long-term	11,646	(1,074)

Net cash used in operating activities	(92,864)	(5,000)

Investing Activities:
Capital expenditures	(5,108)	(2,027)
Capitalized software and website development costs	(10,645)	(5,296)
Proceeds from sale of investment in TrueCar	92,518	—
Purchases of marketable securities	(2,150)	(18,037)
Proceeds from sales and maturities of marketable securities	7,539	12,539
Payment for acquisition of businesses, net of acquired cash	(541,288)	—

Net cash used in investing activities	(459,134)	(12,821)

Financing Activities:
Principal payments on capital lease obligations and financing arrangements	(29)	(38)
Proceeds from stock purchase plan and exercise of stock options	10,729	3,109
Proceeds from issuance of term loan B credit facility	575,000	—
Proceeds from note receivable	500	—
Payments for debt issuance costs	(15,501)	—
Purchases of treasury stock	(4,412)	(678)
Stock-based compensation windfall tax benefit	8,685	3,587

Net cash provided by financing activities	574,972	5,980

Net increase (decrease) in cash and cash equivalents	22,974	(11,841)
Effect of exchange rate changes on cash and cash equivalents	(1,080)	(393)
Cash and cash equivalents, beginning of period	122,373	143,811

Cash and cash equivalents, end of period	$144,267	$131,577

Supplemental Disclosure:
Cash paid for:
Income taxes	$2,210	$702
Interest	3,424	1,646
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	6,771	2,224
Assets acquired under capital leases and financing arrangements	35	34
Non-cash consideration issued for investment in Dealer.com	471,220	—

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Business Description

Business Description

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers, and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set for automotive retailers, including:

•	Digital Marketing solutions, which delivers websites, digital advertising products, and digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

References in this Form 10-Q to “Dealertrack,” the “Company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries.

On March 1, 2014, we completed our acquisition of Dealer Dot Com, Inc. (Dealer.com), a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. Our Digital Marketing solutions consist of Dealer.com, as well as our previous Interactive solutions. See Note 12 to our consolidated financial statements for further detail.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2013 balance sheet information has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 21, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

In previous periods, certain development, engineering and quality assurance costs related to our research and development efforts were recorded within cost of revenue on our consolidated statement of operations. In conjunction with the acquisition of Dealer.com, the categories of operating expenses were reviewed and it was determined that presentation of these costs within their own caption, research and development, within operating expenses was more useful to readers of our financial statements. Product development expenses, previously presented on their own line within operating expenses, are now included as research and development expenses. In addition, certain technology and development costs relating to our internal ERP and CRM applications, which were also previously recorded in cost of revenue, are now being presented in selling, general and administrative expenses. The following table provides a reconciliation from the prior presentation to the current presentation for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
Operating Expenses:	Historic	Adjustment	Adjusted
Cost of revenue	$63,188	$(14,978)	$48,210
Product development	3,630	(3,630)	—
Research and development	—	17,630	17,630
Selling, general and administrative	41,490	978	42,468

Total operating expenses	$108,308	$—	$108,308

A reconciliation of operating expenses from the prior presentation to the current presentation for the preceding two fiscal years is included in Note 19 to these financial statements.

In addition, certain December 31, 2013 balances on our consolidated balance sheet have been updated to reflect purchase accounting adjustments for the CFM and Vintek acquisitions.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2013, except as set forth below.

 Revenue Recognition

Subscription Services Revenue

Subscription services revenue consists of revenue earned from primarily our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, manage the allocation of advertising spend, sell insurance and other aftermarket products, analyze, merchandise, advertise, and transport their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

Advertising and Other Revenue

Advertising revenue consists of amounts we charge customers for the third-party cost of online display advertisements and paid search campaigns related to our advertising products. We recognize revenue as clicks are recorded on sponsored links on the various search engines for paid search or as impressions are delivered for display advertisements. As we are the primary obligor in a majority of our arrangements, subject to the credit risk and with discretion over price, we recognize the gross amount of such advertising spend as advertising revenue and the cost of such advertising from online search providers as cost of revenue. In instances in which we are not the primary obligor, our customers advertising spend and amounts paid to the online search providers do not impact our consolidated results of operations. In both instance, we record as subscription services revenue the amounts we charge to manage the allocation of advertising spend.

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solutions, and shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue. Other revenue is recognized when the service is rendered.

State and other Incentive Credits

We participate in certain programs, primarily sponsored by state governments, whereby we receive cash incentives based on achieving certain employment and capital expenditure milestones and by participating in qualifying training activities. Credits relating to capital spend are recorded as a reduction in capital expenditures. Credits relating to employment are recorded as a reduction of operating expenses.

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes, and (iv) if applicable, potential common shares which may be issued to satisfy the warrants issued in conjunction with our senior convertible notes.

The number of shares included in the denominator of diluted earnings per share relating to our senior convertible notes is calculated by dividing the conversion spread value by the average share price of our common stock during the period. The conversion spread value is the value that would be delivered to investors based on the terms of the notes, at the assumed conversion date.

The number of shares included in the denominator of diluted earnings per share relating to the warrants issued in conjunction with our senior convertible notes is calculated using the treasury stock method, with the dilution calculated by dividing the warrant premium by the average share price of our common stock during the period. The warrant premium is the value that would be delivered to investors based on the terms of the warrants, at the assumed conversion date.

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

Our revenue is generated from customers in the automotive retail industry. As of March 31, 2014, one customer accounted for 14% of our accounts receivable. As of December 31, 2013, no customer accounted for more than 10% of our accounts receivable. For the three months ended March 31, 2014 and March 31, 2013, no customer accounted for more than 10% of our revenue.

Related Party Transactions

One of our stockholders, who owns more than 5% of our outstanding common shares, also has an ownership interest in a third party that Dealer.com sells services to in the normal course of business. Revenue for the one month period from the date of acquisition to March 31, 2014 from this third party was $1.5 million and the accounts receivable from this third party as of March 31, 2014 was $2.9 million.

3. Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard effective beginning with the quarter ended March 31, 2014. The adoption did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

The fair value of our investments in marketable securities, reported by the fund managers, are verified by management through the utilization of third party pricing services and review of trades completed around the period end date. We consider market liquidity in determining the fair value for these securities. After completing our validation procedures, we did not adjust any fair value measurements provided by the fund managers. These investments in marketable securities are included in Level 2 of the fair value hierarchy below.

Financial assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2014
Assets
Cash equivalents (1)	$6,257	$—	$—	$6,257
Marketable securities (2)	—	5,147	—	5,147

Total	$6,257	$5,147	$—	$11,404

Liabilities
Contingent consideration (3)	—	—	(250)	(250)

Total	$—	$—	$(250)	$(250)

As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Cash equivalents (1)	$13,692	$—	$—	$13,692
Marketable securities (2)	—	10,589	—	10,589

Total	$13,692	$10,589	$—	$24,281

Liabilities
Contingent consideration (3)	—	—	(500)	(500)

Total	$—	$—	$(500)	$(500)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of March 31, 2014 and December 31, 2013, a majority of these investments were at least AA rated or were money market funds of reputable financial institutions.

(2)	As of March 31, 2014, Level 2 marketable securities were all short-term and included certificates of deposit and corporate debt securities. As of December 31, 2013, Level 2 marketable securities were all short-term and included corporate bonds, certificates of deposit, and non-U.S. government securities. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is primarily determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of March 31, 2014 to be $0.3 million. We recorded income of $0.3 million for the three months ended March 31, 2014 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $0.5 million as of December 31, 2013.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2013	$(500)
Change in fair value of contingent consideration	250

Balance as of March 31, 2014	$(250)

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of March 31, 2014 and December 31, 2013 was $284.0 million and $277.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objectives of capital preservation, maintaining liquidity, and avoiding concentrations.

The following is a summary of available-for-sale securities as of March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Certificates of deposit	3,000	—	—	3,000
Corporate debt securities	2,150	—	(3)	2,147

Total	$5,150	$—	$(3)	$5,147

As of December 31, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Non-U.S. government securities	$2,059	$—	$(1)	$2,058
Certificates of deposit	3,000	—	—	3,000
Corporate debt securities	5,530	1	—	5,531

Total	$10,589	$1	$(1)	$10,589

As of March 31, 2014, $5.1 million of marketable securities had scheduled maturities of less than one year and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Realized gains and losses are included as a component of other income, net, in our consolidated statements of operations. For the three months ended March 31, 2014 realized gains and realized losses on available-for-sale securities reclassified out of accumulated other comprehensive income were not material.

For the three months ended March 31, 2013, amounts reclassified out of accumulated other comprehensive income were not material.

6. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	March 31,	December 31,
	(Years)	2014	2013
Building and improvements	35	$21,488	$—
Land	—	1,100	—
Computer equipment	3 – 5	68,979	53,085
Office equipment	5	5,690	4,946
Furniture and fixtures	5	7,972	6,038
Leasehold improvements	3 – 9	16,042	8,723

Total property and equipment, gross		121,271	72,792
Less: Accumulated depreciation and amortization		(44,228)	(40,926)

Total property and equipment, net		$77,043	$31,866

Depreciation expense related to property and equipment for the three months ended March 31, 2014 and March 31, 2013 was $3.7 million and $2.6 million, respectively.

The increase in total property and equipment, net from December 31, 2013 to March 31, 2014 primarily relates to the property and equipment acquired as part of the Dealer.com acquisition, which were recorded at its estimated fair value of $41.5 million. For further information, see Note 12.

7. Software and website development costs, net

Software and website development costs are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	March 31,	December 31,
	(Years)	2014	2013
Software and website development costs	2 - 7	$128,991	$114,445
Less: Accumulated depreciation and amortization		(58,343)	(51,932)

Software and website development costs, net		$70,648	$62,513

Amortization expense related to software and website development costs for the three months ended March 31, 2014 and March 31, 2013 were $6.9 million and $3.9 million, respectively.

8. Investments

Investments as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Cost method investment	$—	$82,690

Equity method investment	36,652	36,628

Total investments	$36,652	$119,318

Cost method investment

In consideration for the sale of ALG in 2011, we received an equity interest in TrueCar, as well as a warrant that we subsequently exercised, both of which were included within our cost method investment at December 31, 2013.

In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability of $22.3 million, before utilization of tax attributes, on the taxable gain of approximately $58.8 million is included within income taxes payable of $16.0 million presented within accrued liabilities – other as of March 31, 2014.

Equity method investment

We record in our consolidated statement of operations fifty percent (50%) of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand. Distributions are expected to be received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of March 31, 2014 is $8.2 million. The amortization of the basis difference to be recorded for the remainder of 2014 is $1.6 million.

The change in our equity method investment for the three months ended March 31, 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$36,628	$40,118
Share of net income	2,171	1,925
Amortization of basis difference	(547)	(706)
Cash distributions received	(1,700)	(1,100)
Payable to partner	100	—

Ending balance	$36,652	$40,237

There were no returns of investment in the three months ended March 31, 2014 and 2013.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three months ended March 31, 2014 and March 31, 2013, we accrued approximately $0.1 million of expense in connection with the annual data license.

Exclusive of the annual data license fee, during the three months ended March 31, 2014 we incurred expenses of approximately $0.1 million for services received, and earned income of approximately $0.1 million for services performed, related to agreements with Chrome Data Solutions. The amounts were generally recorded as selling, general and administrative expenses and other income, respectively.

The unaudited summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet
	March 31, 2014	December 31, 2013
Current assets	$13,437	$12,875
Non-current assets	32,179	31,871
Total assets	$45,616	$44,746

Current liabilities	$7,610	$6,257
Non-current liabilities	—	1,401
Total liabilities	$7,610	$7,658

Condensed Results of Operations
	Three Months Ended March 31,
	2014	2013
Revenue	$11,577	$11,287
Gross profit	7,836	7,523
Net income	4,344	3,850

9. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization	Estimated Useful Life (Years)
Customer relationships	$320,219	$(42,220)	$115,293	$(37,099)	4 - 16
Technology	270,720	(48,191)	78,720	(35,793)	4 - 8
Trade names	77,460	(6,550)	12,560	(4,087)	3 - 10
Non-compete agreements	10,830	(6,046)	8,200	(5,671)	3 - 6
State DMV relationships	7,790	(3,467)	7,790	(3,159)	6 - 8

Total	$687,019	$(106,474)	$222,563	$(85,809)

The increase in intangible assets from December 31, 2013 to March 31, 2014 primarily relates to the intangibles acquired as part of the Dealer.com acquisition, which were recorded at their estimated fair value of $464.6 million.

Amortization expense related to intangibles for the three months ended March 31, 2014 and 2013 was $20.7 million and $7.3 million, respectively. Amortization expense for the three months ended March 31, 2014 includes the acceleration of $8.2 million relating to changes in the expected asset use as we integrate solutions.

The gross intangible assets balances as of December 31, 2013 have been updated to reflect purchase accounting adjustments for CFM and Vintek acquisitions in the aggregate amount of $1.2 million.

Amortization expense that will be incurred for the remaining period of 2014 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2014	$62,310
2015	82,604
2016	73,954
2017	69,178
2018	62,092
Thereafter	230,407

Total	$580,545

10. Goodwill

 The change in carrying amount of goodwill for the three months ended March 31, 2014 was as follows (in thousands):

Goodwill, gross, as of December 31, 2013	$316,130
Accumulated impairment losses as of December 31, 2013	—
Goodwill, net, as of December 31, 2013	$316,130

Impact of change in Canadian dollar exchange rate	(1,011)
Acquisition of Dealer.com	736,440
Goodwill, gross, as of March 31, 2014	$1,051,559

Accumulated impairment losses as of March 31, 2014	—
Goodwill, net, as of March 31, 2014	$1,051,559

The gross goodwill balance as of December 31, 2013 has been updated to reflect purchase accounting adjustments for CFM and Vintek acquisitions in the aggregate amount of $1.1 million.

11. Long Term Debt

Credit Agreement - 2014

On February 28, 2014, Dealertrack and Dealertrack Canada, Inc., a corporation organized under the laws of Ontario and a subsidiary of Dealertrack entered into a credit agreement (the 2014 Credit Agreement) which provides credit facilities aggregating $800 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The $575.0 million proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to effectuate the payment in full of amounts due under our prior Credit Agreement dated as of April 20, 2011 (2011 Credit Agreement), to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for general corporate purposes. The proceeds of the revolving credit facility, under which no amounts have been borrowed, may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments). Up to $25.0 million of the revolving credit facility may be used to obtain letters of credit, up to $25.0 million of the revolving credit facility may be used to obtain swing line loans, and up to $35.0 million of the revolving credit facility may be used to obtain revolving loans and letters of credit in Canadian Dollars. The 2011 Credit Agreement was terminated upon the signing date of the 2014 Credit Agreement.

The 2014 Credit Agreement provides that, subject to certain conditions, we may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or the Borrowers may request increases to the revolving credit facility in an aggregate principal amount not to exceed the sum of (i) $200 million plus (ii) an additional amount if, after giving effect to such additional amount on a pro forma basis, our consolidated first lien leverage ratio (the calculation of which is subject to certain adjustments for purposes of this test) does not exceed 4.0 to 1.0.

All our obligations under the 2014 Credit Agreement are unconditionally guaranteed by substantially all of our U.S. subsidiaries. The obligations of Dealertrack and the guarantors under the 2014 Credit Agreement and the related guaranties are secured by a first priority security interest in substantially all of the assets of Dealertrack and the guarantors, subject to certain customary exceptions. All obligations of Dealertrack Canada under the 2014 Credit Agreement are unconditionally guaranteed by substantially all of our Canadian subsidiaries and by Dealertrack and the guarantors. The obligations of Dealertrack Canada under the 2014 Credit Agreement are, and the obligations of any Canadian guarantor under the related guaranties will be, secured by a first priority security interest in substantially all of the assets of Dealertrack Canada, the Canadian guarantors, Dealertrack and the guarantors, subject to certain customary exceptions.

The 2014 Credit Agreement contains certain mandatory prepayments, representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The 2014 Credit Agreement includes, for the benefit of the revolving credit facility only, a financial covenant based on a maximum consolidated first lien leverage ratio. The 2014 Credit Agreement also contains customary events of default including, but not limited to, the failure to make payments of interest or principal under the 2014 Credit Agreement, the failure to comply with certain covenants and agreements specified in the 2014 Credit Agreement for a period of time after notice has been provided, the failure to pay principal on certain other indebtedness, the acceleration of such other indebtedness and certain events of insolvency. If any event of default occurs, the principal, interest and any other monetary obligations on all the then outstanding amounts under the 2014 Credit Agreement may become due and payable immediately.

Term Loan B Credit Facility

The $575 million term loan B credit facility has a maturity date of February 28, 2021. Interest on loans made under the term loan B credit facility accrues, at our option, at a rate per annum equal to (1) the ABR (as defined below) plus a margin ranging from 1.50% to 1.75% depending upon our consolidated first lien leverage ratio or (2) LIBOR for an interest period to be selected by us plus a margin ranging from 2.50% to 2.75% depending upon our consolidated first lien leverage ratio.

On March 31, 2014, the entire $575 million of the term loan B credit facility remained outstanding. The interest rate per annum on the term loan B credit facility loans as of March 31, 2014 was 3.5%.

In conjunction with the issuance of the term loan B credit facility loans, approximately $11.0 million of debt issuance costs were recorded as a debt discount and $0.5 million of debt issuance costs were incurred and recorded on our consolidated balance sheet as deferred financing costs.

The net carrying amount of the liability component of the term loan B credit facility as of March 31, 2014 consisted of the following (in thousands):

March 31, 2014
Principal amount	$575,000
Less: Unamortized discount	10,825

Net carrying value	$564,175

Total interest expense associated with the term loan B credit facility consisted of the following for the three months ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Cash interest expense	$1,733
Amortization of debt issuance costs and debt discount	130

Total interest expense	$1,863

Revolving Credit Facility - 2014

Our $225 million revolving credit facility that we entered into on February 28, 2014 has a maturity date of February 28, 2019. Interest on loans made in U.S. Dollars under this 2014 revolving credit facility accrues, at our option, at a rate per annum equal to (1) the ABR plus a margin ranging from 0.50% to 1.25% depending upon our consolidated first lien leverage ratio or (2) LIBOR for an interest period to be selected by us plus a margin ranging from 1.50% to 2.25% depending upon our consolidated first lien leverage ratio. Interest on loans made in Canadian Dollars under this revolving credit facility accrues, at our option, at a rate per annum equal to (1) the ABR plus a margin ranging from 0.50% to 1.25% depending upon our consolidated first lien leverage ratio or (2) the CDOR Rate (as defined below) for an interest period to be selected by us plus a margin ranging from 1.50% to 2.25% depending upon our consolidated first lien leverage ratio.

The “ABR” is equal to (i) for loans denominated in U.S. Dollars, a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of 1% above the federal funds effective rate and (c) one-month LIBOR plus 1.0% and (ii) for loans denominated in Canadian Dollars, equal to the higher of (a) the Canadian prime rate and (b) the one-month CDOR Rate plus 1.0%. The “CDOR Rate” for any interest period is the rate equal to the sum of (a) the annual rate of interest determined with reference to the arithmetic average of certain discount rate quotations, plus (b) 0.10% per annum.

Commitment fees on the unused portion of the revolving credit facility accrue at a rate per annum ranging from 0.25% to 0.375% depending upon our consolidated first lien leverage ratio.

In conjunction with the closing of the 2014 revolving credit facility, approximately $4.7 million of debt issuance costs were incurred and recorded on our consolidated balance sheet as deferred financing costs.

As a result of the change in some of the financial institutions that participated in our 2011 revolving credit facility compared to our 2014 revolving credit facility, a portion of debt issuance costs in the amount of approximately $0.5 million relating to the 2011 revolving credit facility were written-off to interest expense. The remaining debt issuance costs as of March 31, 2014 from the 2011 revolving credit facility were $0.8 million. The total remaining 2011 and 2014 revolving credit facility debt issuance costs of $5.5 million will be amortized to interest expense over the 5 year term of the 2014 credit facility.

Total debt issuance costs amortized to interest expense for the three months ended March 31, 2013 were $0.1 million.

For the three months ended March 31, 2014, interest expense related to the commitment fee for the 2011 revolving credit facility and 2014 revolving credit facility was $0.1 million.

For the three months ended March 31, 2013, interest expense related to the commitment fee for the 2011 revolving credit facility was $0.1 million.

As of March 31, 2014, we had no amounts outstanding under our 2014 revolving credit facility and were in compliance with all covenants and financial ratios under the 2014 Credit Agreement.

Senior Convertible Notes

On March 5, 2012, we issued $200.0 million in aggregate principal amount of 1.50% senior convertible notes in a private placement. In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions with the initial purchasers of the notes or their respective affiliates. The notes are senior unsecured obligations, subordinated in right of payment to existing and future secured senior indebtedness. We do not have the right to redeem the notes prior to maturity. The notes will mature on March 15, 2017, unless earlier repurchased or converted. For further information, see Note 11 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The closing sale price of our common stock exceeded $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended March 31, 2014. As a result, the senior convertible notes may be surrendered for conversion during the following calendar quarter, which is the quarter ending June 30, 2014. Due to this potential conversion ability, the net carrying value of the senior convertible notes is presented as a short-term liability on the consolidated balance sheet as of March 31, 2014. The closing sale price of our common stock did not exceed $48.58 for at least 20 of the last 30 trading days of the quarter ended December 31, 2013. As a result, the net carrying value of the senior convertible notes is presented as a long-term liability on the consolidated balance sheet as of December 31, 2013.

The net carrying amount of the liability component of the notes as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Principal amount	$200,000	$200,000
Less: Unamortized discount	27,601	29,683

Net carrying value	$172,399	$170,317

Total interest expense associated with the notes consisted of the following for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash interest expense (1.50% coupon rate)	$750	$750
Amortization of debt issuance costs and debt discount	2,340	2,190

Total interest expense	$3,090	$2,940

As of March 31, 2014, total capitalized debt issuance costs remaining to be amortized to interest expense was $3.4 million.

As of March 31, 2014, the "if-converted value" of the notes exceeded the principal amount by $63.3 million.

It is our intent to settle the par value of the notes in cash and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and proceeds of our revolving credit facility. As a result, there is no potential impact to diluted earnings per share except when the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

For the three months ended March 31, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which would have resulted in additional dilution of 1.4 million shares to our diluted earnings per share calculation for the three months ended March 31, 2014. Due to the net loss for the period, these shares have been excluded from diluted earnings per share as they would be antidilutive. For the three months ended March 31, 2013, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share for the three months ended March 31, 2013.

For the three months ended March 31, 2014, the average share price of our common stock exceeded the warrant strike price of $46.18, which would have resulted in additional dilution of 0.4 million shares to our diluted earnings per share calculation for the three months ended March 31, 2014. Due to the net loss for the period, these shares have been excluded from diluted earnings per share as they would be antidilutive. For the three months ended March 31, 2013, the average share price of our common stock did not exceed the warrant strike price of $46.18, therefore there was no impact to diluted earnings per share for the three months ended March 31, 2013.

Notes Payable

In conjunction with the acquisition of Dealer.com, we acquired three promissory notes for which the aggregate amount is $9.3 million at March 31, 2014.

In April 2007, Dealer.com entered into two promissory notes in connection with construction financing. The first note had an original principal balance of $4.25 million. This note was amended in May 2011 and February 2014. The amended note is payable in monthly principal payments plus interest at 4.0% through May 2017. Thereafter, through maturity in October 2028, the note is payable in monthly installments, including interest at the average U.S. Treasury security rate (10 year constant maturity) plus 1.4%. The U.S. Treasury security rate was 2.73% as of March 31, 2014. The agreement provides for a prepayment penalty of 3.0% if the first note payable is refinanced prior to the maturity date in October 2028.

The second note had an original principal balance of $1.36 million and provides for monthly principal payments plus interest at 6.875% through October 2015. The second note was subsequently amended in May 2011 to reduce the interest rate to a fixed rate of 3.5%. A prepayment fee of 3.0% will be required if the Company refinances the second note prior to maturity in October 2015.

In connection with building improvements in August 2010, Dealer.com obtained additional financing with a $6.4 million industrial development revenue bond from the State of Vermont, acting through the Vermont Economic Development Authority. The note is payable in monthly installments, including interest at approximately 3.8%, with a final lump-sum payment of $3.8 million due at maturity in September 2020. We have the right to prepay the outstanding balance at any time subject to a prepayment penalty. The prepayment penalty is a variable amount that is equal to the difference in the interest rate on the note as compared to a market rate index, as defined (which is 2.77% as of March 31, 2014), over the remaining period of the note. Under the terms of the agreement, we are required to comply with certain financial and reporting covenants. As of March 31, 2014, we were in compliance with these covenants.

The fair value of the acquired notes payable were assessed and it was determined that fair value approximated carrying value. As a result, no adjustment was recorded to carrying value in purchase accounting.

12. Business Combinations

Dealer.com Acquisition

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $617.9 million in cash and 8.715 million shares of our common stock for a total cost of $1,089 million, subject to working capital and other adjustments.

Dealer.com is a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. Dealer.com is included within our Digital Marketing solutions.

We expensed approximately $6.9 million of professional fees associated with the acquisition for the three months ended March 31, 2014.

The issuance of the approximately 8.7 million shares was recorded to common stock and additional paid in capital at the closing price of our stock immediately prior to the close of the transaction. The increase in additional paid in capital was approximately $471.1 million.

This business combination was accounted for under the acquisition method of accounting, resulting in the total preliminary purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$141,891
Property and equipment	41,494
Non-current assets	416
Intangible assets	464,630
Goodwill	736,440

Total assets acquired	1,384,871

Liabilities assumed - current	(117,567)
Liabilities assumed - non-current	(178,230)

Net assets acquired	$1,089,074

Current assets includes $76.6 million of cash and $40.0 million of accounts receivable. Assumed long term liabilities includes deferred tax liabilities of $173 million that relates to the future amortization of certain acquired intangibles.

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of FASB ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining Dealer.com with our current products and processes. The acquired goodwill and intangible assets are not deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisted of the following:

		Weighted-Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$205,100	13.4
Technology	192,000	8.0
Trade names	64,900	8.0
Non-compete agreements	2,630	3.0

Total acquired identifiable intangible assets	$464,630

The results of Dealer.com were included in our consolidated statement of operations from the date of acquisition, March 1, 2014. Dealer.com revenue, which is primarily subscription-based and advertising-based, was $25.1 million from the date of acquisition through March 31, 2014. We are unable to provide Dealer.com earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the 2013 acquisitions of Casey & Casey, CFM, and Vintek had been completed as of January 1, 2012, and the 2014 acquisition of Dealer.com had been completed as of January 1, 2013. The unaudited pro forma financial results for 2014 reflect the results for the three months ended March 31, 2014, as well as the effects of the pro forma adjustments for the stated transactions in 2014. The unaudited pro forma financial results for 2013 reflect the results for the three months ended March 31, 2013, as well as the effects of the pro forma adjustments for the stated transactions in both 2014 and 2013. Pro forma results of operations for the November 1, 2013 acquisition of the assets of Nexteppe have not been presented because they are not material to the consolidated statements of operations.

The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the transactions, interest related to our term loan B credit facility, shares issued as part of acquisitions, and compensation expense related to amounts to be paid for continued employment. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net revenue	$207,639	$170,932
Net income (loss)	(13,052)	(5,853)
Basic net income (loss) per share	(0.25)	(0.11)
Diluted net income (loss) per share	(0.25)	(0.11)

13. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Income taxes payable	$15,983	$—
Professional fees	6,113	5,432
Customer deposits	3,038	2,368
Digital marketing - advertising and direct service costs	3,232	385
Sales taxes	2,720	2,111
Computer and office equipment, furniture and fixtures	1,165	1,495
Revenue share	1,589	1,510
State DMV transaction fees	752	695
Interest payable	284	981
Software licenses and maintenance contracts	856	281
Utilities and occupancy	595	589
Other	7,003	5,437

Total accrued liabilities – other	$43,330	$21,284

14. Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes, and (iv) if applicable, potential common shares which may be issued to satisfy the warrants issued in conjunction with our senior convertible notes.

The number of shares included in the denominator of diluted earnings per share relating to our senior convertible notes is calculated by dividing the conversion spread value by the average share price of our common stock during the period. The conversion spread value is the value that would be delivered to investors based on the terms of the notes, at the assumed conversion date.

The number of shares included in the denominator of diluted earnings per share relating to the warrants issued in conjunction with our senior convertible notes is calculated using the treasury stock method, with the dilution calculated by dividing the warrant premium by the average share price of our common stock during the period. The warrant premium is the value that would be delivered to investors based on the terms of the warrants, at the assumed conversion date.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Numerator:
Net loss	$(11,642)	$(34)

Denominator:
Weighted average common stock outstanding (basic)	47,351	43,173
Common equivalent shares from options to purchase common stock and restricted common stock units	—	—
Potential common shares related to convertible senior notes	—	—
Potential common shares related to warrants	—	—

Weighted average common stock outstanding (diluted)	47,351	43,173

Basic net loss per share	$(0.25)	$(0.00)
Diluted net loss per share	$(0.25)	$(0.00)

 The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net loss per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2014	2013

Stock options	3,379	3,829
Restricted stock units	948	910
Performance stock units	307	185
Senior convertible notes	1,366	—
Warrants related to senior convertible notes	426	—

Total antidilutive awards	6,426	4,924

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there is no potential impact to diluted earnings per share except when the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

During the three months ended March 31, 2014, the average share price of our common stock exceeded the conversion price of the notes, which would have resulted in additional dilution of 1.4 million shares to our diluted earnings per share calculation for the three months ended March 31, 2014. Due to the net loss for the period, these shares have been excluded from diluted earnings per share as they would be antidilutive. For the three months ended March 31, 2013, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share for the three months ended March 31, 2013.

For the three months ended March 31, 2014, the average share price of our common stock exceeded the warrant strike price of $46.18, which would have resulted in additional dilution of 0.4 million shares to our diluted earnings per share calculation for the three months ended March 31, 2014. Due to the net loss for the period, these shares have been excluded from diluted earnings per share as they would be antidilutive. For the three months ended March 31, 2013, the average share price of our common stock did not exceed the warrant strike price of $46.18, therefore there was no impact to diluted earnings per share for the three months ended March 31, 2013.

15. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We currently have three types of stock-based compensation awards: stock options, restricted stock units and performance stock units. For further information, see Notes 2 and 14 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following summarizes stock-based compensation expense by expense category for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$276	$271
Research and development	752	589
Selling, general and administrative	3,095	2,411

Total stock-based compensation expense	$4,123	$3,271

As further described in Note 1, we have reclassified approximately $0.6 million of stock-based compensation expense for the three months ended March 31, 2013, previously recorded in cost of revenue and product development to research and development.

16. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada.

The Internal Revenue Service has concluded a review of our consolidated federal income tax returns through December 31, 2007 and is currently reviewing our consolidated federal income tax returns for 2009, 2010 and 2011. We have agreed to various adjustments which were included in the provision for income taxes for the year ended December 31, 2013 and are awaiting a final report. New York has concluded its review of our 2006 (amended) and 2007 state tax returns and is currently reviewing our 2008 and 2009 state returns. California has concluded its review of our amended returns filed for 2004, 2005 and 2006. In addition, we are appealing Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency has completed its review of our 2009 and 2010 tax return filings with no significant adjustments. All of our other significant taxing jurisdictions are closed for years prior to 2009.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of March 31, 2014 and December 31, 2013, was $0.7 million and $0.5 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of March 31, 2014 and December 31, 2013, accrued interest and penalties related to tax positions taken on our tax returns was approximately $0.4 million and $0.1 million, respectively.

The net benefit from income taxes for the three months ended March 31, 2014 consisted of $7.2 million of federal income tax benefit, $1.9 million of state income tax expense and $0.7 million of tax expense for our Canadian subsidiary.

The federal benefit was $6.6 million for the period, prior to discrete items. Discrete items include $3.4 million of expense related to the gain on sale and reversal of deferred tax liabilities related to the sale of our investment in TrueCar, $2.9 million of benefit related to the intangible asset charges, $1.9 million benefit from the reversal of valuation allowances on foreign tax credits and capital loss carryforwards due to their projected use, and $0.8 million of expense related to the non-deductibility of certain transaction costs.

The state provision was $1.2 million for the period, prior to discrete items. Discrete items include $0.3 million of expense related to the gain on sale and reversal of deferred tax liabilities related to our prior investment in TrueCar, $0.7 million expense from apportionment rate changes, and $0.3 million of benefit related to the intangible impairments.

17. Commitments and Contingencies

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any material payments. We believe that if we were to incur a loss in any of these matters, it is not probable that such loss would have a material effect on our business or financial condition, financial position, results of operations or cash flows.

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

As of March 31, 2014, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.7 million (including interest) may exist for periods subsequent to the assessment period based upon a calculation consistent with the pending assessment. We are not able to estimate an amount for penalties due, if any.

Employment Agreements

Pursuant to employment or severance agreements with certain employees, we have a commitment to pay severance of approximately $9.5 million as of March 31, 2014, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.8 million as of March 31, 2014.

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

Revenue earned in Canada for the three months ended March 31, 2014 and 2013 was approximately 7% and 9%, respectively, of our total net revenue. Long-lived assets in Canada were $37.7 million and $39.7 million as of March 31, 2014 and December 31, 2013, respectively.

Supplemental disclosure of revenue by service type for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Transaction services revenue	$77,735	$61,364
Subscription services revenue	61,969	42,778
Advertising and other revenue	19,104	4,917

Total net revenue	$158,808	$109,059

19. Operating Expense Reclassifications

As further described in Note 1, we assessed the presentation of costs within operating expenses and determined that research and development expenses should be separately presented on our consolidated statements of operations. The reconciliation of operating expenses for historical periods are presented in the following tables:

	Three Months Ended March 31, 2013
Operating Expenses:	Historic	Adjustment	Adjusted
Cost of revenue	$63,188	$(14,978)	$48,210
Product development	3,630	(3,630)	—
Research and development	—	17,630	17,630
Selling, general and administrative	41,490	978	42,468

Total operating expenses	$108,308	$—	$108,308

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Operating Expenses:	Historic	Adjustment	Adjusted	Historic	Adjustment	Adjusted
Cost of revenue	$67,587	$(15,590)	$51,997	$130,775	$(30,568)	$100,207
Product development	4,064	(4,064)	—	7,694	(7,694)	—
Research and development	—	18,269	18,269	—	35,899	35,899
Selling, general and administrative	42,502	1,385	43,887	83,992	2,363	86,355

Total operating expenses	$114,153	$—	$114,153	$222,461	$—	$222,461

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Operating Expenses:	Historic	Adjustment	Adjusted	Historic	Adjustment	Adjusted
Cost of revenue	$70,199	$(16,341)	$53,858	$200,974	$(46,909)	$154,065
Product development	3,952	(3,952)	—	11,646	(11,646)	—
Research and development	—	18,447	18,447	—	54,346	54,346
Selling, general and administrative	43,519	1,846	45,365	127,511	4,209	131,720

Total operating expenses	$117,670	$—	$117,670	$340,131	$—	$340,131

	Three Months Ended December 31, 2013			Year Ended December 31, 2013
Operating Expenses:	Historic	Adjustment	Adjusted	Historic	Adjustment	Adjusted
Cost of revenue	$76,606	$(20,745)	$55,861	$277,580	$(67,654)	$209,926
Product development	3,555	(3,555)	—	15,201	(15,201)	—
Research and development	—	21,912	21,912	—	76,258	76,258
Selling, general and administrative	50,188	2,388	52,576	177,699	6,597	184,296

Total operating expenses	$130,349	$—	$130,349	$470,480	$—	$470,480

	Year Ended December 31, 2012
Operating Expenses:	Historic	Adjustment	Adjusted
Cost of revenue	$220,695	$(45,223)	$175,472
Product development	11,732	(11,732)	—
Research and development	—	53,616	53,616
Selling, general and administrative	142,518	3,339	145,857

Total operating expenses	$374,945	$—	$374,945

20. Subsequent Events

On April 9, 2014, we entered into a lease for a new headquarters facility consisting of approximately 233,000 square feet of office space in North Hills, New York, approximately one mile from the current location in Lake Success, New York. The lease provides for initial base rent of approximately $7.6 million in the first year of the lease term, with increases of 2.5% annually thereafter, subject to increases of 3.0% if the Consumer Price Index for the prior twelve months has been equal to or greater than 4.0%. In addition, we will be responsible for additional rent to cover certain taxes and insurance charges. The lease, which has an initial term of seventeen years with an option to extend the term of the lease for an additional ten years, is expected to commence in early 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements that do not relate to historical or current facts or matters are forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements include: economic trends that affect the automotive retail industry or the indirect automotive financing industry including the number of new and used cars sold; credit availability; reductions in automotive dealerships; increased competitive pressure from other industry participants, including Open Dealer Exchange, RouteOne, CUDL, Finance Express and AppOne; the impact of some vendors of software products for automotive dealers making it more difficult for Dealertrack’s customers to use Dealertrack’s solutions and services; security breaches, interruptions, failures and/or other errors involving Dealertrack’s systems or networks; the failure or inability to execute any element of Dealertrack’s business strategy, including selling additional products and services to existing and new customers; Dealertrack’s success in implementing an ERP system; the volatility of Dealertrack’s stock price; new regulations or changes to existing regulations; the integration of recent acquisitions and the expected benefits, as well as the integration and expected benefits of any future acquisitions that Dealertrack may pursue; Dealertrack’s success in expanding its customer base and product and service offerings, the impact of recent economic trends, and difficulties and increased costs associated with raising additional capital; the impairment of intangible assets, such as trademarks and goodwill; the possibility that the expected benefits of our acquisition of Dealer.com may not materialize as expected; failure to successfully integrate the business, infrastructure and employees of Dealer.com; and other risks listed in Dealertrack’s reports filed with the SEC, including in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Overview

      Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, agents and aftermarket providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set for automotive retailers, including:

•	Digital Marketing solutions, which delivers websites, digital advertising products, and digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	Sales and F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

Executive Summary

Below are selected highlights of our operations for the three months ended March 31, 2014:

•	Revenue for the three months ended March 31, 2014 was $158.8 million, an increase of $49.7 million from the three months ended March 31, 2013.

•	Net loss for the three months ended March 31, 2014 was $(11.6) million as compared to a net loss of $(34,000) for the three months ended March 31, 2013. Net loss for the three months ended March 31, 2014 was adversely impacted by $7.5 million, net of tax, of charges relating to changes in expected use of certain assets as we integrate solutions and was positively impacted by $6.8 million, net of tax, from the gain on the sale of our investment in TrueCar.

•	On March 1, 2014, we completed our acquisition of Dealer.com, a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. See Note 12 for further detail.

•	In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability of $22.3 million, before utilization of tax attributes, on the taxable gain of approximately $58.8 million is included within income taxes payable of $16.0 million presented within accrued liabilities – other as of March 31, 2014. We used a portion of the after-tax proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com.

•	On February 28, 2014 we entered into a credit agreement which provides credit facilities aggregating $800 million, including a $575 million term loan B credit facility and a $225 million revolving credit facility. The proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com. The proceeds of the revolving credit facility, under which no amounts have been borrowed, may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments).

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net loss, adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended March 31,
	2014	2013
GAAP net loss	$(11,642)		$(34)

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$30,514		$24,229
Adjusted net income (non-GAAP) (1)	$11,487		$12,036

Capital expenditures, software and website development costs	$22,559		$9,581
Active dealers in our U.S. network as of end of the period (2)	20,719		20,041
Active lenders in our U.S. network as of end of the period (3)	1,443		1,291
Active lender to dealer relationships as of end of the period (4)	202,984		181,578
Transactions processed (5)	28,560		24,106
Average transaction price (6)	$2.76		$2.60
Transaction revenue per car sold (7)	$11.20		$8.99
Subscribing dealers in U.S. and Canada as of end of the period (8)	23,624		17,832
Average monthly subscription revenue per subscribing dealership (9)	$956		$737
Active dealerships on advertising platform as of end of the period (10)	7,053		*
Average advertising spend per dealer rooftop (11)	$1,708	$	*

* Historical amounts not applicable

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net loss, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2014	2013
GAAP net loss	$(11,642)	$(34)
Interest income	(100)	(124)
Interest expense – cash	2,740	1,062
Interest expense – non-cash (12)	3,170	2,302
Benefit from income taxes, net	(4,639)	(1,170)
Depreciation of property and equipment and amortization of capitalized software and website costs	10,595	6,581
Amortization of acquired identifiable intangibles	20,696	7,316

EBITDA (non-GAAP)	20,820	15,933
Adjustments:
Stock-based compensation	4,123	3,271
Contra-revenue(13)	1,157	1,354
Acquisition-related and other professional fees	6,974	483
Acquisition-related contingent consideration changes and compensation expense, net (14)	929	35
Integration and other related costs (15)	5,792	799
Gain on sale of investment	(9,828)	—
Amortization of equity method investment basis difference (16)	547	706
Rebranding expense	—	1,648

Adjusted EBITDA (non-GAAP)	$30,514	$24,229

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net loss, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2014	2013
GAAP net loss	$(11,642)	$(34)
Adjustments:
Interest expense – non-cash (not tax-impacted) (12)	3,170	2,302
Amortization of acquired identifiable intangibles	20,696	7,316
Stock-based compensation	4,123	3,271
Contra-revenue(13)	1,157	1,354
Gain on sale of investment	(9,828)	—
Acquisition-related and other professional fees	6,974	483
Acquisition-related contingent consideration changes and compensation expense, net (14)	929	35
Integration and other related costs (15)	6,481	799
Rebranding expense	—	1,648
Amortization of equity method investment basis difference (16)	547	706
Amended state tax returns impact (non-taxable)	—	56
Tax impact of adjustments (17)	(11,120)	(5,900)

Adjusted net income (non-GAAP)	$11,487	$12,036

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	We consider a dealership to be active on our advertising platforms as of a date if it incurred advertising spend in that month.

(11)	Represents advertising services revenue divided by average active dealerships on our advertising platforms for a given period.

(12)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes, term loan B credit facility, and revolving credit facility.

(13)	For further information, please refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 17 and Note 18 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(14)	Represents the change in the acquisition-related contingent consideration from the ClickMotive acquisitions and other additional acquisition-related compensation charges.

(15)	The adjustment for adjusted net income exceeds the adjustment for Adjusted EBITDA by $0.6 million of accelerated amortization charges relating to internally developed software for changes in expected asset use as we integrate solutions, which is included in the depreciation adjustment within the Adjusted EBITDA reconciliation.

(16)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(17)

The tax impact of adjustments for the three months ended March 31, 2014 are based on a U.S. statutory tax rate of 38.7% applied to taxable adjustments other than amortization of acquired identifiable intangibles, stock-based compensation expense and gain on sale of investment, which are based on a blended tax rate of 38.6%, 38.3% and 31.0%, respectively. Additionally, the tax impact of adjustments includes $1.6 million of incremental deferred taxes related to the acquisition of Dealer.com. The tax impact of adjustments for the three months ended March 31, 2013 are based on a U.S. statutory tax rate of 38.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 38.1% and 37.7%, respectively.

Revenue

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. In addition, we earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as from lender customers for collateral management transactions.

We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers and credit report providers, for each fee-bearing product accessed by dealers. This includes transaction services revenue for completion of on-line registrations with department of motor vehicles, completion of inventory appraisals, and accessing of credit reports.

Subscription Services Revenue. Subscription services revenue consists of revenue earned from primarily our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, manage the allocation of advertising spend, sell insurance and other aftermarket products, analyze, merchandise, advertise, and transport their inventory and execute financing contracts electronically.

Advertising and Other Services Revenue. Advertising revenue consists of amounts we charge customers for the third-party cost of online display advertisements and paid search campaigns related to our advertising products. We recognize the gross amount of such advertising spend as advertising revenue. Amounts we charge to manage the allocation of advertising spend are included in subscription services revenue.

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solutions, and shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), expenses incurred in implementing and maintaining website service operations, third-party advertising costs associated with certain of our search and media product offerings, data and image licensing fees, and the cost of third party tools and services integrated into our various product platforms. Compensation and related benefits, technology consulting fees and other operating expenses for certain network and technology departments, DMS installation teams, customer relationship and digital marketing implementation teams, strategic inventory consulting and digital marketing professional service and dealer support teams and the production teams of our digital contract, registration and titling and collateral management solutions are also included. In addition, cost of revenue includes amortization expense on acquired intangible assets and capitalized software and website development costs, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or (ii) fees are due on the number of transactions processed, hardware and travel costs associated with our DMS product offering and installation personnel, and temporary labor expenses associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions.

Research and Development Expenses. Research and development expenses consist primarily of compensation and related benefits, technology consulting fees and other operating expenses associated with our software engineering, project management, quality assurance and product development departments. These departments perform research and development of new product offerings, in addition to enhancing and maintaining existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and related benefits, consulting fees and other operating expenses associated with departments performing sales, marketing, customer service and administrative functions. Also included are facility costs, professional fees, amortization related to internal applications, public company costs and any other cost not deemed to be related to cost of revenue or research and development.

     We allocate overhead such as occupancy and telecommunications charges, and depreciation expense, based on headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.

In previous periods, certain development, engineering and quality assurance costs related to our research and development efforts were recorded within cost of revenue on our consolidated statement of operations. In conjunction with the acquisition of Dealer.com, the categories of operating expenses were reviewed and it was determined that presentation of these costs within their own caption, research and development, within operating expenses was more useful to readers of our financial statements. Product development expenses, previously presented on their own line within operating expenses, are now included as research and development expenses. In addition, certain technology and development costs relating to our internal ERP and CRM applications, which were also previously recorded in cost of revenue, are now being presented in selling, general and administrative expenses. The following table provides a reconciliation from the prior presentation to the current presentation for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
Operating Expenses:	Historic	Adjustment	Adjusted
Cost of revenue	$63,188	$(14,978)	$48,210
Product development	3,630	(3,630)	—
Research and development	—	17,630	17,630
Selling, general and administrative	41,490	978	42,468

Total operating expenses	$108,308	$—	$108,308

A reconciliation of operating expenses from the prior presentation to the current presentation for the preceding two fiscal years is included in Note 19 to these financial statements.

Acquisitions

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $617.9 million in cash and 8.715 million shares of our common stock for a total cost of $1,089 million, subject to working capital and other adjustments.

Dealer.com is a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. We expect the acquisition to further our vision of transforming automotive retailing by delivering the most advanced solutions for dealers, OEMs, lenders and car shoppers.

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

In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that is payable in 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration is primarily determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration is revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We estimated the fair value of the contingent consideration as of March 31, 2014 to be $0.3 million. We recorded income of $0.3 million for the three months ended March 31, 2014 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $0.5 million as of December 31, 2013.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2013	$(500)
Change in fair value of contingent consideration	250

Balance as of March 31, 2014	$(250)

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. We believe there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, except as set forth below.

Revenue Recognition

Subscription Services Revenue

Subscription services revenue consists of revenue earned from primarily our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, manage the allocation of advertising spend, sell insurance and other aftermarket products, analyze, merchandise, advertise, and transport their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using relative selling price when the delivered products have stand-alone value.

Advertising and Other Revenue

Advertising revenue consists of amounts we charge customers for the third-party cost of online display advertisements and paid search campaigns related to our advertising products. We recognize revenue as clicks are recorded on sponsored links on the various search engines for paid search or as impressions are delivered for display advertisements. As we are the primary obligor in a majority of our arrangements, subject to the credit risk and with discretion over price, we recognize the gross amount of such advertising spend as advertising revenue and the cost of such advertising from online search providers as cost of revenue. In instances in which we are not the primary obligor, our customers advertising spend and amounts paid to the online search providers do not impact our consolidated results of operations. In both instance, we record as subscription services revenue the amounts we charge to manage the allocation of advertising spend.

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solutions, and shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue. Other revenue is recognized when the service is rendered.

State and other Incentive Credits

We participate in certain programs, primarily sponsored by state governments, whereby we receive cash incentives based on achieving certain employment and capital expenditure milestones and by participating in qualifying training activities. Credits relating to capital spend are recorded as a reduction in capital expenditures. Credits relating to employment are recorded as a reduction of operating expenses.

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes, and (iv) if applicable, potential common shares which may be issued to satisfy the warrants issued in conjunction with our senior convertible notes.

The number of shares included in the denominator of diluted earnings per share relating to our senior convertible notes is calculated by dividing the conversion spread value by the average share price of our common stock during the period. The conversion spread value is the value that would be delivered to investors based on the terms of the notes, at the assumed conversion date.

The number of shares included in the denominator of diluted earnings per share relating to the warrants issued in conjunction with our senior convertible notes is calculated using the treasury stock method, with the dilution calculated by dividing the warrant premium by the average share price of our common stock during the period. The warrant premium is the value that would be delivered to investors based on the terms of the warrants, at the assumed conversion date.

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

Our revenue is generated from customers in the automotive retail industry. As of March 31, 2014, one customer accounted for 14% of our accounts receivable. As of December 31, 2013, no customer accounted for more than 10% of our accounts receivable. For the three months ended March 31, 2014 and March 31, 2013, no customer accounted for more than 10% of our revenue.

Related Party Transactions

One of our stockholders, who owns more than 5% of our outstanding common shares, also has an ownership interest in a third party that Dealer.com sells services to in the normal course of business. Revenue for the one month period from the date of acquisition to March 31, 2014 from this third party was $1.5 million and the accounts receivable from this third party as of March 31, 2014 was $2.9 million.

Results of Operations

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended March 31,
	2014		2013
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$158,808	100%	$109,059	100%

Operating expenses:
Cost of revenue	89,907	57%	48,210	44%
Research and development	24,048	15%	17,630	16%
Selling, general and administrative	67,486	42%	42,468	39%

Total operating expenses	181,441	114%	108,308	99%

Income (loss) from operations	(22,633)	(14)%	751	1%
Interest income	100	—%	124	0%
Interest expense	(5,910)	(3)%	(3,364)	(3)%
Other income, net	709	—%	66	0%
Gain on sale of investment	9,828	6%	—	—%
Earnings from equity method investment, net	1,625	1%	1,219	1%
Loss before benefit from income taxes, net	(16,281)	(10)%	(1,204)	(1)%
Benefit from income taxes, net	4,639	3%	1,170	1%

Net loss	$(11,642)	(7)%	$(34)	0%

Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$77,735	$61,364	$16,371	27%
Subscription services revenue	61,969	42,778	19,191	45%
Advertising and other revenue	19,104	4,917	14,187	289%

Total net revenue	$158,808	$109,059	$49,749	46%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to an increase in automobile sales, increased credit application activity, and improving credit availability. These industry trends had a positive impact on the following changes in our key business metrics:

	Three Months Ended March 31,		Variance
	2014	2013	Amount	Percent
Average transaction price (1)	$2.76	$2.60	$0.16	6%
Transaction revenue per car sold	$11.20	$8.99	$2.21	25%
Active lenders in our U.S. network as of end of the period	1,443	1,291	152	12%
Active lender to dealer relationships as of end of the period	202,984	181,578	21,406	12%
Transactions processed (in thousands, except percentages)	28,560	24,106	4,454	18%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 6% and 18%, respectively, which resulted in an increase in revenue of $4.6 million and $11.6 million, respectively. In addition there was a decrease in contra-revenue of $0.2 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 12% in active lender customers in our U.S. Dealertrack network and a 12% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

Additional volumes in Registration & Titling solutions and Collateral Management solutions (including the additional volume from Vintek acquired on October 1, 21013), which are at a higher average price than our other transactions, also contributed to the increase in average transaction price and the total number of transactions processed. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Vintek and Casey & Casey acquisitions contributed $4.4 million and $2.1 million to transaction services revenue, respectively, for the three months ended March 31, 2014.

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealer.com and CFM, as well as from organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics:

	Three Months Ended March 31,		Variance
	2014	2013	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$956	$737	$219	30%
Subscribing dealers in U.S. and Canada as of end of the period (2)	23,624	17,832	5,792	32%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.
(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 30% and 32%, respectively. Dealer.com and CFM contributed $12.8 million and $1.6 million to subscription services revenue, respectively, for the three months ended March 31, 2014. In addition, we had continued success in selling DMS and Sales and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Advertising and Other Revenue.  The increase in advertising and other revenue is primarily due to the acquisition of Dealer.com and its advertising products related to paid search and display advertising. These industry trends had a positive impact on the following changes in our key business metrics:

	Three Months Ended March 31,		Variance
	2014	2013	Amount	Percent
Active dealerships on advertising platform as of end of the period	7,053	*	*	*
Average advertising spend per dealer rooftop	$1,708	*	*	*

* Historical amounts not applicable

Advertising and other revenue increased $14.2 million primarily due to the Dealer.com acquisition in March 2014, which contributed $12.3 million to the total increase.

Operating Expenses

	Three Months Ended March 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$89,907	$48,210	$41,697	86%
Research and development	24,048	17,630	6,418	36%
Selling, general and administrative	67,486	42,468	25,018	59%

Total operating expenses	$181,441	$108,308	$73,133	68%

    Cost of Revenue. Additional compensation and related benefit costs of $4.9 million primarily due to additional team members, including those from the acquisitions of Casey & Casey, Vintek, CFM and Dealer.com, contributed to the increase. These acquisitions also contributed an increase of $13.8 million in direct costs of revenue.

Other increases included $13.4 million of intangible amortization expense, $2.9 million of amortization of software development costs and $4.2 million of technology expenses, including technology consulting and other related expenses. The increase in amortization expense is primarily a result of additional acquired intangibles as well as $8.9 million from charges relating to changes in expected asset use. Technology expenses also include $3.2 million of charges relating to changes in expected asset use.

Research and Development Expenses. The increase was primarily the result of an increase of $4.3 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions, and $1.4 million in additional technology expenses, including technology consulting and other related expenses.

Selling, General and Administrative Expenses. The increase was primarily the result of $10.4 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions, and $6.5 million of additional transaction related costs, primarily from the Dealer.com acquisition.

There were also increases of $0.8 million in recruiting and relocation, $0.9 million in travel and related costs, $1.4 million of marketing expenses, $1.2 million in professional fees (including acquisition and integration costs), $0.7 million in occupancy and telecom costs (primarily acquisition-related), $1.6 million in additional technology expenses, including technology consulting and other related expenses, and $0.5 million in depreciation expense.

Interest Expense

	Three Months Ended March 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)

Interest expense	$(5,910)	$(3,364)	$(2,546)	76%

Interest expense related to the convertible notes for the three months ended March 31, 2014 consisted of coupon interest of $0.8 million, amortization of debt discount of $2.1 million, and amortization of debt issuance costs of $0.3 million.

Interest expense related to our term loan B credit facility for the three months ended March 31, 2014 consisted of cash interest of $1.8 million and amortization of debt discount of $0.1 million.

Interest expense related to our 2014 and 2011 revolving credit facilities for the three months ended March 31, 2014 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.7 million, including acceleration of $0.5 million.

Interest expense related to the convertible notes for the three months ended March 31, 2013 consisted of coupon interest of $0.8 million, amortization of debt discount of $1.9 million, and amortization of debt issuance costs of $0.2 million.

Interest expense related to our 2011 revolving credit facility for the three months ended March 31, 2013 consisted of commitment fees of $0.1 million and amortization of debt issuance costs of $0.1 million.

Gain on Sale of Assets

	Three Months Ended March 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)

Gain on sale of assets	$9,828	$—	$9,828	100%

During the three months ended March 31, 2014, we recorded a gain of $9.8 million on the sale of all our shares in TrueCar.

Earnings from Equity Method Investment, Net

	Three Months Ended March 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)

Earnings from equity method investment, net	$1,625	$1,219	$406	33%

The net earnings from the Chrome Data Solutions joint venture for the three months ended March 31, 2014 consisted of our 50% share of the joint venture net income of $2.2 million, which was reduced by approximately $0.5 million of basis difference amortization.

The net earnings for the three months ended March 31, 2013 consisted of our 50% share of the joint venture net income of $1.9 million, which was reduced by approximately $0.7 million of basis difference amortization.

Benefit from Income Taxes, Net

	Three Months Ended March 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)

Benefit from income taxes, net	$4,639	$1,170	$3,469	296%

The net benefit from income taxes for the three months ended March 31, 2014 consisted of $7.2 million of federal income tax benefit, $1.9 million of state income tax expense and $0.7 million of tax expense for our Canadian subsidiary.

The federal benefit was $6.6 million for the period, prior to discrete items. Discrete items include $3.4 million of expense related to the gain on sale and reversal of deferred tax liabilities related to the sale of our investment in TrueCar, $2.9 million of benefit related to intangible asset charges, $1.9 million benefit from the reversal of valuation allowances on foreign tax credits and capital loss carryforwards due to their projected use, and $0.8 million of expense related to the non-deductibility of certain transaction costs.

The state provision was $1.2 million for the period, prior to discrete items. Discrete items include $0.3 million of expense related to the gain on sale and reversal of deferred tax liabilities related to our prior investment in TrueCar, $0.7 million expense from apportionment rate changes, and $0.3 million of benefit related to the intangible impairments

The net benefit from income taxes for the three months ended March 31, 2013 consisted primarily of $1.3 million of federal income tax benefit, including $0.4 million from research and development credits, $0.4 million of state income tax benefit and $0.5 million of tax expense for our Canadian subsidiary.

Our effective tax rate for the three months ended March 31, 2014 was 28.5% compared with 97.2% for the three months ended March 31, 2013.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the three months ended March 31, 2014 were $22.6 million, of which $15.8 million was paid in cash.

The closing sale price of our common stock exceeded $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended March 31, 2014. As a result, the senior convertible notes may be surrendered for conversion during the following calendar quarter (the quarter ending June 30, 2014). Due to this potential conversion ability, the net carrying value of the senior convertible notes is presented as a short-term liability on the consolidated balance sheet as of March 31, 2014. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so, through the use of either cash, our revolving credit facility, or a combination thereof.

As of March 31, 2014, we had $144.3 million of cash and cash equivalents, $5.1 million in short-term marketable securities and $5.5 million in working capital, as compared to $122.4 million of cash and cash equivalents, $10.6 million in short-term marketable securities and $135.8 million in working capital as of December 31, 2013. The decrease in working capital is primarily due to the reclassification of $172.4 million of senior convertible notes to current liabilities at March 31, 2014 as a result of the holders’ potential conversion ability during the following calendar quarter, which is the quarter ending June 30, 2014. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $617.9 million in cash and 8.715 million shares of our common stock for a total cost of $1,089 million. For further information, please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On February 28, 2014, Dealertrack and Dealertrack Canada, Inc., a corporation organized under the laws of Ontario and a subsidiary of Dealertrack entered into a credit agreement (the 2014 Credit Agreement) which provides credit facilities aggregating $800 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The $575.0 million proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to effectuate the payment in full of amounts due under our prior Credit Agreement dated as of April 20, 2011 (2011 Credit Agreement), to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for general corporate purposes. The proceeds of the revolving credit facility, under which no amounts have been borrowed, may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments). Up to $25.0 million of the revolving credit facility may be used to obtain letters of credit, up to $25.0 million of the revolving credit facility may be used to obtain swing line loans, and up to $35.0 million of the revolving credit facility may be used to obtain revolving loans and letters of credit in Canadian Dollars. The 2011 Credit Agreement was terminated upon the signing date of the 2014 Credit Agreement.

In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability of $22.3 million, before utilization of tax attributes, on the taxable gain of approximately $58.8 million is included within income taxes payable of $16.0 million presented within accrued liabilities – other as of March 31, 2014. We used a portion of the after-tax proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com.

We expect to have sufficient liquidity to meet our liquidity requirements for the next twelve months (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(92,864)	$(5,000)
Net cash used in investing activities	$(459,134)	$(12,821)
Net cash provided by financing activities	$574,972	$5,980

Operating Activities

  The increase in net cash used in operations of $87.9 million is primarily due to non-cash items including, an increase in net loss of $11.6 million, an increase in the deferred tax benefit of $33.4 million, and an increase of $9.8 million of realized gain from the TrueCar investment. These were offset by an increase in depreciation and amortization of $17.4 million (increased amortization from acquired intangibles and impairment of certain assets).

The net changes in operating assets and liabilities resulted in a decrease in cash flows of $47.4 million, primarily from a payout of acquired liabilities from the Dealer.com acquisition.

The increase of $33.4 million in the deferred tax benefit was a result of a deferred tax benefit of $34.6 million for the three months ended March 31, 2014 as compared to $1.2 million for the three months ended March 31, 2013. The 2014 deferred tax benefit includes the impact of the TrueCar investment gain reclassified from deferred tax expense to current tax expense.

Investing Activities

The increase in net cash used in investing activities of $446.3 million is primarily the result of a payment of $541.3 million for the acquisition of Dealer.com, net of acquired cash, offset by $92.5 million of proceeds from the sale of our cost method investment in TrueCar, Inc.

Other changes included an increase in capital expenditures, software and website development costs of $8.4 million, a decrease in purchases of marketable securities of $15.9 million, and a decrease in sales and maturities of marketable securities of $5.0 million.

Financing Activities

The increase in net cash provided by financing activities of $569.0 million is due to borrowings under our term loan B credit facility in the amount of $575.0 million. These borrowings were reduced by financing costs recorded as debt discounts and debt issuances costs in the amount of $15.5 million. In addition, there were $7.6 million of additional proceeds from the exercise of stock options and $5.1 million of additional windfall tax benefits.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

		Less Than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Senior convertible notes (1)	$208,875	$3,000	$205,875	$—	$—
Term loan B credit facility (2)	714,198	20,125	40,250	40,250	613,573
Notes payable - Dealer.com acquisition (3)	9,314	578	965	959	6,812
Note payable - Vintek consideration (4)	4,092	2,013	2,019	—	—
Operating lease obligations (5)	62,007	13,099	20,325	13,356	15,227
Capital lease obligations	311	109	202	—	—
Hosting and data licensing agreements (6)	17,230	7,498	9,226	506	—
Advertising agreement (7)	36,082	12,000	24,082	—	—
Continuing employment compensation	5,856	3,356	2,500	—	—
Contingent consideration (8)	10,750	5,500	5,250	—	—

Total contractual cash obligations	$1,068,715	$67,338	$310,694	$55,071	$635,612

(1) Consists of $200.0 million aggregate principal amount of 1.50% convertible senior notes that mature on March 15, 2017, unless earlier repurchased or converted prior to maturity. The amounts in the table assume the payment of interest on our senior convertible notes through their maturity date and the payment of the principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually. The senior convertible notes will be convertible, subject to certain conditions, into cash, shares of our common stock, or a combination of cash and shares of common stock, at our option. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so.

(2) Consists of $575.0 million aggregate principal amount of term loan B credit facility notes that mature on February 28, 2021. The amounts in the table assume the payment of interest through its maturity date and the payment of the principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually and is assumed to be at a rate of 3.5%, which was the rate in effect at March 31, 2013.

(3) For further information, see Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4) For further information, see Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2013.

(5) Operating lease obligations do not include the lease for our new headquarters facility, which provides for initial base rent of approximately $7.6 million in the first year of the lease term, with increases of 2.5% annually thereafter, subject to increases of 3.0% if the Consumer Price Index for the prior twelve months has been equal to or greater than 4.0%. In addition, we will be responsible for additional rent to cover certain taxes and insurance charges. The lease, which has an initial term of seventeen years with an option to extend the term of the lease for an additional ten years, is expected to commence in early 2016. For further information, see Note 20.

(6) We have agreements with third parties to provide services for hosting operations and to license the use of data and images, which have terms that range from one to three years. The agreements require a payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain services and we may use certain data and images. Additional payments are required when usage exceeds the minimums. All agreements expire by January 2019, with optional renewals.

(7) We have an agreement with a third party for the purchase of advertising impressions. The initial term of the agreement is 43 months with an option to renew for additional two-year terms and an option to cancel after December 31, 2015. The agreement requires us to make minimum payments on an annual basis for the purchase of impressions. Any impressions purchased under the annual minimum commitment that are not consumed in the year can be carried forward to be used for the first six months of the following year.

(8) Contingent consideration includes settlement of the ClickMotive contingent consideration as well as a contingency acquired as part of the acquisition of Dealer.com. The Dealer.com acquired contingency was fully funded as part of total acquisition consideration and any amounts not paid to settle the contingency will be returned to seller.

Other Contractual Obligations

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $9.5 million as of March 31, 2014, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $2.8 million as of March 31, 2014.

The total liability for the uncertain tax positions as of March 31, 2014 and December 31, 2013 was $4.4 million and $0.9 million, respectively, which may be reduced by a federal tax benefit, if paid. The increase is primarily related to uncertain tax positions acquired as part of the Dealer.com acquisition. As of March 31, 2014 and December 31, 2013, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.4 million and $0.1 million, respectively.

We have a $225.0 million revolving credit facility which is available subject to certain conditions. The revolving credit facility matures on February 28, 2019. As of March 31, 2014, we had no amounts outstanding under this revolving credit facility and we were in compliance with all covenants and financial ratios. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Report on Form 10-Q.

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

In regards to digital marketing and advertising spending, dealers spend more of their advertising budgets on traditional advertising methods, such as newspaper, television, and radio than online. Based on data from the National Automobile Dealers Association, in 2012, franchise dealers spent 26.5% of their advertising dollars on the internet. We expect a continued shift of advertising spend from traditional media to online digital marketing and advertising. In addition to direct advertising spend made by dealerships, additional advertising spend is funded by automotive OEMs, both directly and via regional associations and dealership co-op programs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of March 31, 2014, we had $144.3 million of cash and cash equivalents and $5.1 million of short-term marketable securities. As of December 31, 2013, we had $122.4 million of cash and cash equivalents and $10.6 million of short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate increase of 1% would have a negative effect of our approximately $0.7 million on consolidated operating results for the three months ended March 31, 2014, reflecting additional interest on our term loan B credit facility (assuming it was outstanding for the entire three months) offset by additional interest on cash balances.

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

We also entered into separate privately negotiated warrant transactions with the hedge counterparties. The warrant transactions have an initial strike price of approximately $46.18 per share, and may be settled in cash or shares of our common stock, at our option. The warrant transactions will have a dilutive effect to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. The warrants expire at various dates during 2017.

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

See Note 11 of the accompanying notes to the consolidated financial statements included in this Report on Form 10-Q for more information regarding the notes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as provided below.

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

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of our business, none of which is expected to have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 21, 2014, that could materially affect our business, financial condition or results of operations. There were no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, other than as provided below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

From time to time, in connection with the vesting of restricted common stock units under our incentive award plans, we have received shares of our common stock in consideration of the tax withholdings due upon the vesting of restricted common stock units.

The following table sets forth the repurchases for the three months ended March 31, 2014, all of which were in conjunction with the vesting of restricted common stock units:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2014	41,362	$46.76	n/a	n/a
February 2014	18,065	$54.24	n/a	n/a
March 2014	27,059	$55.38	n/a	n/a

Total	86,486

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

Dealertrack Technologies, Inc.
May 12, 2014	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated as of February 7, 2014, among Dealertrack Data Services, Inc., Peppy Capital 2.5, LP, and the other investors named therein.

2.2(1)	Stock Purchase Agreement, dated as of February 12, 2013, between Dealertrack Data Services, Inc. and Trenton Investments, LLC.

2.3(2)	Agreement and Plan of Merger, dated as of December 19, 2013, by and among, Dealertrack Technologies, Inc., Dealer Dot Com, Inc. (“DDC”), Derby Merger Corp., certain stockholders of DDC and Jason Chapnik, solely in his capacity as Sellers’ Representative.

3.1(3)	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2(4)	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3(3)	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

10.1(5)	Credit Agreement (including the U.S. Guarantee Agreement and the Canadian Guarantee Agreement).

10.2(6)	Agreement of Lease, dated as of April 9, 2014, between X-Cel III Realty Associates LLC and Dealertrack Technologies, Inc.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Dealertrack Technologies, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on February 13, 2014.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013.

(3)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2013.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2014.

(6)	Incorporated by reference to our Current Report on Form 8-K filed on April 14, 2014.

