Form 10-Q
period 2014-09-30
Dealertrack Technologies, Inc
filed 2014-11-06
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 54,037,883 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$141,123	$122,373
Marketable securities	5,116	10,589
Customer funds and customer funds receivable	36,243	25,901
Accounts receivable, net of allowances of $6,739 and $6,924, as of September 30, 2014 and December 31, 2013, respectively	100,197	48,349
Deferred tax assets, net	22,874	6,331
Prepaid expenses and other current assets	30,896	21,314

Total current assets	336,449	234,857

Property and equipment, net	84,164	31,866
Investments – cost and equity	35,639	119,318
Software and website development costs, net	84,549	62,513
Intangible assets, net	550,023	136,754
Goodwill	1,059,893	316,466
Deferred tax assets, net	63,913	40,421
Other assets – long-term	24,539	14,616

Total assets	$2,239,169	$956,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,930	$15,013
Accrued compensation and benefits	28,899	20,645
Accrued liabilities – other	48,190	21,284
Customer funds payable	36,243	25,901
Deferred revenue	13,657	9,958
Deferred tax liabilities	4,277	4,278
Due to acquirees and notes payable	4,852	2,000

Total current liabilities	174,048	99,079

Deferred tax liabilities	221,573	73,529
Deferred revenue	6,922	6,482
Notes payable	8,421	2,000
Long term debt, net	715,667	170,317
Other liabilities	14,706	4,180

Total long-term liabilities	967,289	256,508

Total liabilities	1,141,337	355,587

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 57,268,052 shares issued and 54,013,423 shares outstanding as of September 30, 2014; and 47,154,300 shares issued and 43,995,893 shares outstanding as of December 31, 2013	573	472
Treasury stock, at cost, 3,254,629 shares and 3,158,407 shares as of September 30, 2014 and December 31, 2013, respectively	(58,271)	(53,408)
Additional paid-in capital	1,087,768	571,550
Accumulated other comprehensive income	(903)	3,036
Retained earnings	68,665	79,574

Total stockholders’ equity	1,097,832	601,224

Total liabilities and stockholders’ equity	$2,239,169	$956,811

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenue:
Net revenue	$233,520	$124,582	$617,095	$355,423

Operating expenses:
Cost of revenue	125,245	53,858	334,613	154,065
Research and development	26,451	18,447	77,635	54,346
Selling, general and administrative	72,689	45,365	214,812	131,720

Total operating expenses	224,385	117,670	627,060	340,131

Income (loss) from operations	9,135	6,912	(9,965)	15,292
Interest income	128	171	328	412
Interest expense	(9,093)	(3,229)	(24,840)	(9,938)
Other income, net	123	419	961	547
Gain on sale of investment	—	—	9,828	—
Earnings from equity method investment, net	2,079	1,544	5,611	4,042
Income (loss) before (provision for) benefit from income taxes, net	2,372	5,817	(18,077)	10,355
(Provision for) benefit from income taxes, net	(264)	(22)	7,168	(755)

Net income (loss)	$2,108	$5,795	$(10,909)	$9,600

Basic net income (loss) per share	$0.04	$0.13	$(0.21)	$0.22
Diluted net income (loss) per share	$0.04	$0.13	$(0.21)	$0.21
Weighted average common stock outstanding (basic)	53,935	43,796	51,668	43,509
Weighted average common stock outstanding (diluted)	55,829	45,757	51,668	45,109

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income (loss)	$2,108	$5,795	$(10,909)	$9,600

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,814)	1,480	(3,937)	(2,097)
Net change in unrealized gains on securities	-	(323)	(2)	(148)
Other comprehensive income (loss), net of tax	(3,814)	1,157	(3,939)	(2,245)

Total comprehensive income (loss)	$(1,706)	$6,952	$(14,848)	$7,355

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating Activities:
Net (loss) income	$(10,909)	$9,600
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	98,468	44,913
Deferred tax benefit	(42,447)	(906)
Stock-based compensation expense	12,749	10,729
Provision for doubtful accounts and sales credits	10,654	8,041
Earnings from equity method investment, net	(5,611)	(4,042)
Deferred compensation	134	134
Stock-based compensation windfall tax benefit	(10,963)	(5,644)
Gain on sale of investment	(9,828)	—
Realized gain on sale of securities	—	(362)
Amortization of debt issuance costs and debt discount	9,910	7,043
Change in contingent consideration	700	(500)
Forfeited customer deposits	(755)	—
Amortization of deferred interest	84	946
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,426)	(21,835)
Prepaid expenses and other current assets	(6,360)	(4,474)
Other assets – long-term	7,530	7,029
Accounts payable and accrued liabilities	(46,209)	(10,686)
Deferred rent	803	134
Deferred revenue	(946)	987
Other liabilities – long-term	1,811	(325)

Net cash (used in) provided by operating activities	(14,611)	40,782

Investing Activities:
Capital expenditures	(24,683)	(11,060)
Capitalized software and website development costs	(39,041)	(26,701)
Proceeds from sale of investment in TrueCar	92,518	—
Purchases of marketable securities	(5,150)	(27,393)
Proceeds from sales and maturities of marketable securities	10,539	46,237
Return of equity method investment	—	102
Payment for acquisition of businesses, net of acquired cash	(555,906)	(21,121)

Net cash used in investing activities	(521,723)	(39,936)

Financing Activities:
Proceeds from issuance of term loan B credit facility	575,000	—
Principal payments on term loan B credit facility	(26,438)	—
Payments for debt issuance costs	(16,696)	—
Stock-based compensation windfall tax benefit	10,963	5,644
Proceeds from stock purchase plan and exercise of stock options	18,795	8,207
Purchases of treasury stock	(4,863)	(935)
Proceeds from note receivable	500	—
Payment of contingent consideration	(250)	—
Principal payments on capital lease obligations and financing arrangements	(78)	(99)
Repayment of a note payable	—	(11,439)
Proceeds from government grants	—	210

Net cash provided by financing activities	556,933	1,588

Net increase in cash and cash equivalents	20,599	2,434
Effect of exchange rate changes on cash and cash equivalents	(1,849)	(529)
Cash and cash equivalents, beginning of period	122,373	143,811

Cash and cash equivalents, end of period	$141,123	$145,716

Supplemental Disclosure:
Cash paid for:
Income taxes	$10,129	$3,607
Interest	15,433	4,120
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	5,307	2,405
Assets acquired under capital leases and financing arrangements	35	206
Non-cash consideration issued for investment in Dealer.com	471,220	—
Non-cash consideration issued for investment in ASR Pro	2,163	—

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

On March 1, 2014, we completed our acquisition of Dealer Dot Com, Inc. (Dealer.com), a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. Our Digital Marketing solutions consist of Dealer.com, as well as our previous Interactive solutions. In addition, on July 1, 2014, we completed our acquisition of substantially all of the assets of ASR Pro, LLC. (ASR Pro), a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships. See Note 12 to our consolidated financial statements for further detail.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2013 balance sheet information has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 21, 2014. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

In periods prior to 2014, certain development, engineering and quality assurance costs related to our research and development efforts were recorded within cost of revenue on our consolidated statement of operations. In conjunction with the acquisition of Dealer.com in the first quarter of 2014, the categories of operating expenses were reviewed and it was determined that presentation of certain costs within their own caption, research and development, within operating expenses was more useful to readers of our financial statements. Product development expenses, previously presented on their own line within operating expenses, are now included as research and development expenses. In addition, certain technology and development costs relating to our internal ERP and CRM applications, which were also previously recorded in cost of revenue, are now being presented in selling, general and administrative expenses. The following table provides a reconciliation from the prior presentation to the current presentation for the three and nine months ended September 30, 2013:

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

A reconciliation of operating expenses from the prior presentation to the current presentation for the preceding two fiscal years is included in Note 19 to these consolidated financial statements.

In addition, certain balances on our consolidated balance sheet as of December 31, 2013 have been updated to reflect purchase accounting adjustments for the Customer Focused Marketing, Inc. (CFM) and VINtek, Inc. (Vintek) acquisitions. See Notes 9 and 10 to these consolidated financial statements.

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

Advertising and Other Revenue

Advertising revenue consists of amounts we charge customers for third-party fees related to online display advertisements and paid search campaigns in connection with our advertising solutions. We recognize revenue as clicks are recorded on sponsored links on the various search engines for paid search or as impressions are delivered for display advertisements. As we are the primary obligor in a majority of our arrangements, subject to the credit risk and with discretion over price, we recognize the gross amount of such advertising spend as advertising revenue and the cost of such advertising from online search providers as cost of revenue. In instances in which we are not the primary obligor, our customers’ advertising spend and amounts paid to the online search providers do not impact our consolidated results of operations. In both instances, we record as subscription services revenue the amounts we charge to manage the allocation of advertising spend through our web-based software tools.

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

Our revenue is generated from customers in the automotive retail industry. As of September 30, 2014 and December 31, 2013, no customer accounted for more than 10% of our accounts receivable. For the three and nine months ended September 30, 2014 and 2013, no customer accounted for more than 10% of our revenue.

Related Party Transactions

One of our stockholders, who owns more than 5% of our outstanding common shares, also has an ownership interest in a third party that Dealer.com sells services to in the normal course of business. Revenue from this third party for the three months ended September 30, 2014, and for the seven month period from the date of acquisition of Dealer.com (March 1, 2014) to September 30, 2014, was $4.6 million and $10.7 million, respectively, and the accounts receivable from this third party as of September 30, 2014 was $3.6 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on a principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the application method and expected impact of this new ASU on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Preparation of Financial Statements – Going Concern. The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance will be effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2014
Assets
Cash equivalents (1)	$6,313	$—	$—	$6,313
Marketable securities (2)	—	5,116	—	5,116

Total	$6,313	$5,116	$—	$11,429

Liabilities
Contingent consideration (3)	—	—	(2,000)	(2,000)

Total	$—	$—	$(2,000)	$(2,000)

As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Cash equivalents (1)	$13,692	$—	$—	$13,692
Marketable securities (2)	—	10,589	—	10,589

Total	$13,692	$10,589	$—	$24,281

Liabilities
Contingent consideration (4)	$—	$—	$(500)	$(500)

Total	$—	$—	$(500)	$(500)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of September 30, 2014 and December 31, 2013, a majority of these investments were at least AA rated or were money market funds of reputable financial institutions.

(2)	As of September 30, 2014, Level 2 marketable securities were all short-term and included certificates of deposit and corporate debt securities. As of December 31, 2013, Level 2 marketable securities were all short-term and included corporate debt securities, certificates of deposit, and non-U.S. government securities. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, a portion of the purchase price included contingent consideration of up to $3.0 million that will be payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $1.0 million for the three months ended September 30, 2014 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of the July 1, 2014 acquisition date.

(4)	In connection with our October 1, 2012 acquisition of ClickMotive LLC (ClickMotive), a portion of the purchase price included contingent consideration that was payable in 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration was primarily determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The consideration was settled in the second quarter of 2014 for $0.3 million and no liability remains. We recorded income of $0.3 million for the nine months ended September 30, 2014 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $0.5 million as of December 31, 2013.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2013	$(500)
Change in fair value of contingent consideration - ClickMotive	250
Payment of contingent consideration - ClickMotive	250
Record fair value of contingent consideration in purchase accounting - ASR Pro	(1,050)
Change in fair value of contingent consideration - ASR Pro	(950)
Balance as of September 30, 2014	$(2,000)

Senior convertible notes

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of September 30, 2014 and December 31, 2013 was $259.0 million and $277.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objectives of capital preservation, maintaining liquidity, and avoiding concentrations.

The following is a summary of available-for-sale securities as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Certificates of deposit	$3,000	$—	$—	$3,000
Corporate debt securities	2,118	—	(2)	2,116

Total	$5,118	$—	$(2)	$5,116

As of December 31, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Non-U.S. government securities	$2,059	$—	$(1)	$2,058
Certificates of deposit	3,000	—	—	3,000
Corporate debt securities	5,530	1	—	5,531

Total	$10,589	$1	$(1)	$10,589

As of September 30, 2014, $5.1 million of marketable securities had scheduled maturities of less than one year and all securities had at least an A rating.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Realized gains and losses are included as a component of other income, net, in our consolidated statements of operations. For the three and nine months ended September 30, 2014 realized gains and realized losses on available-for-sale securities reclassified out of accumulated other comprehensive income, if any, were not significant. For the three and nine months ended September 30, 2013, realized gains on available-for-sale securities of $0.4 million and $0.4 million, respectively, were reclassified out of accumulated other comprehensive income to other income, net.

6. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	September 30,	December 31,
	(Years)	2014	2013
Building and improvements	35	$21,879	$—
Land	—	1,100	—
Computer equipment	3 – 5	81,737	53,085
Office equipment	5	5,602	4,946
Furniture and fixtures	5	8,168	6,038
Leasehold improvements	3 – 9	17,143	8,723

Total property and equipment, gross		135,629	72,792
Less: Accumulated depreciation and amortization		(51,465)	(40,926)

Total property and equipment, net		$84,164	$31,866

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2014 was $5.4 million and $13.8 million, respectively, and for the three and nine months ended September 30, 2013 was $2.9 million and $8.5 million, respectively.

The increase in total property and equipment, net from December 31, 2013 to September 30, 2014 primarily relates to the property and equipment acquired as part of the Dealer.com acquisition, which was recorded at its estimated fair value of $41.5 million. For further information, see Note 12.

7. Software and website development costs, net

Software and website development costs are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	September 30,	December 31,
	(Years)	2014	2013
Software and website development costs	2 - 7	$155,601	$114,445
Less: Accumulated depreciation and amortization		(71,052)	(51,932)

Software and website development costs, net		$84,549	$62,513

Amortization expense related to software and website development costs for the three and nine months ended September 30, 2014 were $8.1 million and $22.2 million, respectively, and for the three and nine months ended September 30, 2013 were $5.4 million and $13.6 million, respectively.

8. Investments

Investments as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cost method investment	$—	$82,690

Equity method investment	35,639	36,628

Total investments	$35,639	$119,318

Cost method investment

In consideration for the sale of ALG in 2011, we received an equity interest in TrueCar, as well as a warrant that we subsequently exercised, both of which were included within our cost method investment of $82.7 million at December 31, 2013.

In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability of $22.3 million, before utilization of tax attributes, on the taxable gain of approximately $58.8 million is included within income taxes payable as presented within accrued liabilities – other, as of September 30, 2014.

Equity method investment

We own a 50% interest in Chrome Data Solutions and record in our consolidated statement of operations fifty percent (50%) of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand and are generally received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of September 30, 2014 is $7.1 million. The amortization of the basis difference to be recorded for the remainder of 2014 is $0.5 million.

The change in our equity method investment for the three and nine months ended September 30, 2014 was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Beginning balance	$36,135	$36,628
Share of net income	2,626	7,253
Amortization of basis difference	(547)	(1,642)
Cash distributions received	(2,650)	(6,850)
Payable to partner	75	250

Ending balance	$35,639	$35,639

There were no returns of investment in the three and nine months ended September 30, 2014. During the nine months ended September 30, 2013, there was a return of investment of $0.1 million as the cash distributions received since inception exceeded our share of earnings since inception.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. For the three and nine months ended September 30, 2014, we accrued approximately $0.1 million and $0.4 million, respectively, of expense in connection with the annual data license. In addition, there are other services performed by both us and Chrome Data Solutions, which results in both the payment and receipt of insignificant amounts, in the normal course of business.

The unaudited summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet
	September 30, 2014	December 31, 2013
Current assets	$14,681	$12,875
Non-current assets	31,979	31,871
Total assets	$46,660	$44,746

Current liabilities	$8,801	$6,257
Non-current liabilities	—	1,401
Total liabilities	$8,801	$7,658

Condensed Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$12,193	$12,518	$35,935	$35,524
Gross profit	8,270	8,068	24,178	23,105
Net income	5,252	4,501	14,507	12,320

9. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized over their estimated useful lives. The gross book value, accumulated amortization and estimated useful lives of the intangible assets were as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization	Estimated Useful Life (Years)
Customer relationships	$324,989	$(56,446)	$115,293	$(37,099)	4 - 16
Technology	267,400	(60,810)	78,720	(35,793)	4 - 8
Trade names	77,960	(10,831)	12,560	(4,087)	3 - 10
Non-compete agreements	10,920	(6,866)	8,200	(5,671)	3 - 6
State DMV relationships	7,790	(4,083)	7,790	(3,159)	6 - 8

Total	$689,059	$(139,036)	$222,563	$(85,809)

The increase in intangible assets from December 31, 2013 to September 30, 2014 primarily relates to the intangibles acquired as part of the Dealer.com acquisition, which were recorded at their estimated fair value of $470.0 million.

Amortization expense related to intangibles for the three and nine months ended September 30, 2014 was $20.8 million and $62.5 million, respectively, and for the three and nine months ended September 30, 2013 was $7.8 million and $22.8 million, respectively. The nine months ended September 30, 2014 includes the acceleration of $8.2 million recorded in the three months ended March 31, 2014 relating to changes in the expected asset use as we integrate acquired solutions.

The gross intangible assets balances as of December 31, 2013 have been updated to reflect purchase accounting adjustments for the CFM and Vintek acquisitions in the aggregate amount of a $1.2 million increase.

Amortization expense that will be incurred for the remaining three month period of 2014 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2014	$21,265
2015	83,912
2016	75,639
2017	70,776
2018	63,627
Thereafter	234,804

Total	$550,023

10. Goodwill

The change in carrying amount of goodwill for the nine months ended September 30, 2014 was as follows (in thousands):

Goodwill, gross, as of December 31, 2013	$316,466
Accumulated impairment losses as of December 31, 2013	—
Goodwill, net, as of December 31, 2013	$316,466

Impact of change in Canadian dollar exchange rate	(1,368)
Acquisition of Dealer.com	735,983
Acquisition of ASR Pro	8,812
Goodwill, gross, as of September 30, 2014	$1,059,893

Accumulated impairment losses as of September 30, 2014	—
Goodwill, net, as of September 30, 2014	$1,059,893

The gross goodwill balance as of December 31, 2013 has been updated to reflect purchase accounting adjustments for the CFM and Vintek acquisitions in the aggregate amount of a $0.8 million decrease.

11. Long Term Debt, Net

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

The 2014 Credit Agreement provides that, subject to certain conditions, we may request, at any time and from time to time, the establishment of one or more additional term loan facilities and/or the Borrowers may request increases to the revolving credit facility in an aggregate principal amount not to exceed the sum of (i) $200.0 million plus (ii) an additional amount if, after giving effect to such additional amount on a pro forma basis, our consolidated first lien leverage ratio (the calculation of which is subject to certain adjustments for purposes of this test) does not exceed 4.0 to 1.0.

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

Term Loan B Credit Facility

The $575.0 million term loan B credit facility has a maturity date of February 28, 2021. Interest on loans made under the term loan B credit facility accrues, at our option, at a rate per annum equal to (1) the ABR (as defined below) plus a margin ranging from 1.50% to 1.75% depending upon our consolidated first lien leverage ratio or (2) LIBOR for an interest period to be selected by us plus a margin ranging from 2.50% to 2.75% depending upon our consolidated first lien leverage ratio. For purposes of the term loan B credit facility, the ABR is subject to a floor of 1.75% per annum and LIBOR is subject to a floor of 0.75% per annum.

In conjunction with the issuance of the term loan B credit facility loans, approximately $11.0 million of debt issuance costs were recorded as a debt discount and $0.9 million of debt issuance costs were recorded on our consolidated balance sheet as deferred financing costs.

On June 30, 2014, we made payments of $26.4 million to reduce the outstanding balance. This resulted in a loss on extinguishment of $0.5 million recorded as interest expense, representing the write-off of debt discount and deferred financing costs. The $26.4 million payments included a $1.4 million mandatory payment, as well as an additional voluntary payment of $25.0 million. The additional payment of $25.0 million was applied against mandatory prepayments in sequential order resulting in no required principal payment in the three months ended September 30, 2014. No additional principal payments are required to be made until the quarter ending December 31, 2018.

As of September 30, 2014, $548.6 million of the term loan B credit facility remained outstanding. The interest rate per annum on the term loan B credit facility loans as of September 30, 2014 was 3.5%.

The net carrying amount of the liability component of the term loan B credit facility as of September 30, 2014 consisted of the following (in thousands):

September 30, 2014
Principal amount	$548,563
Less: Unamortized discount	9,588

Net carrying value	$538,975

Total interest expense associated with the term loan B credit facility consisted of the following for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Cash interest expense	$4,907	$11,783
Amortization of debt issuance costs and debt discount	395	958
Loss on extinguishment of debt	—	518
Total interest expense	$5,302	$13,259

Revolving Credit Facility - 2014

Our $225.0 million revolving credit facility has a maturity date of February 28, 2019. Interest on loans made in U.S. Dollars under this 2014 revolving credit facility accrues, at our option, at a rate per annum equal to (1) the ABR plus a margin ranging from 0.50% to 1.25% depending upon our consolidated first lien leverage ratio or (2) LIBOR for an interest period to be selected by us plus a margin ranging from 1.50% to 2.25% depending upon our consolidated first lien leverage ratio. Interest on loans made in Canadian Dollars under this revolving credit facility accrues, at our option, at a rate per annum equal to (1) the ABR plus a margin ranging from 0.50% to 1.25% depending upon our consolidated first lien leverage ratio or (2) the CDOR Rate (as defined below) for an interest period to be selected by us plus a margin ranging from 1.50% to 2.25% depending upon our consolidated first lien leverage ratio.

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

In conjunction with the closing of the 2014 revolving credit facility, $4.9 million of debt issuance costs were recorded on our consolidated balance sheet as deferred financing costs.

As a result of the change in some of the financial institutions that participated in our 2011 revolving credit facility, as compared to our 2014 revolving credit facility, a portion of debt issuance costs in the amount of $0.5 million relating to the 2011 revolving credit facility were written-off as interest expense. After the write-off, the remaining debt issuance costs from the 2011 revolving credit facility were $0.8 million. The then total remaining 2011 and 2014 revolving credit facility debt issuance costs of $5.7 million will be amortized to interest expense over the 5 year term of the 2014 credit facility, of which $5.0 million remained unamortized at September 30, 2014.

Amortized debt issuance costs and interest expense related to the commitment fee for our 2014 and 2011 revolving credit facility, as applicable, for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
2014 and 2011 revolving credit facilities - commitment fees	$216	$103	$564	$348
2014 and 2011 revolving credit facilities - amortization of debt issuance costs	285	112	1,269	337

Total	$501	$215	$1,833	$685

As of September 30, 2014, we had no amounts outstanding under our 2014 revolving credit facility and we were in compliance with all covenants and financial ratios under the 2014 Credit Agreement.

Senior Convertible Notes

On March 5, 2012, we issued $200.0 million in aggregate principal amount of 1.50% senior convertible notes in a private placement. In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions with the initial purchasers of the notes or their respective affiliates. The notes are senior unsecured obligations, subordinated in right of payment to existing and future secured senior indebtedness. We do not have the right to redeem the notes before maturity. The notes will mature on March 15, 2017, unless earlier repurchased or converted. For further information, see Note 11 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended September 30, 2014 and December 31, 2013. As a result, the senior convertible notes may not be surrendered for conversion during the calendar quarter following September 30, 2014 and could not be surrendered for conversion during the calendar quarter following December 31, 2013. As there is no potential conversion, the net carrying value of the senior convertible notes was presented as a long-term liability on the consolidated balance sheet as of September 30, 2014 and December 31, 2013.

The net carrying amount of the liability component of the notes as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Principal amount	$200,000	$200,000
Less: Unamortized discount	23,307	29,683

Net carrying value	$176,693	$170,317

Total interest expense associated with the notes consisted of the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash interest expense (1.50% coupon rate)	$750	$750	$2,250	$2,250
Amortization of debt discount	2,153	2,015	6,376	5,967
Amortization of debt issuance costs	266	249	789	739

Total	$3,169	$3,014	$9,415	$8,956

As of September 30, 2014, total capitalized debt issuance costs remaining to be amortized to interest expense was $2.9 million.

As of September 30, 2014, the "if-converted value" of the notes exceeded the principal amount by $32.3 million.

It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so based upon cash on hand, net cash flows from operations, and proceeds of our revolving credit facility. As a result, there is no potential impact to diluted earnings per share except when the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

During the three and nine months ended September 30, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.6 million shares and 0.9 million shares, respectively, to our diluted earnings (loss) per share calculation for the respective periods. However, during the nine months ended September 30, 2014, due to the net loss for the period, the 0.9 million shares have been excluded from the diluted earnings (loss) per share calculation as they would have been antidilutive. During the three months ended September 30, 2013, the average share price of our common stock exceeded the conversion price of the notes, which resulted in additional dilution of 0.3 million shares to our diluted earnings per share calculation for the period. During the nine months ended September 30, 2013, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share.

During the three and nine months ended September 30, 2014 the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted earnings (loss) per share for the respective periods.

During the three and nine months ended September 30, 2013, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted earnings per share for the respective periods.

Notes Payable

In conjunction with the acquisition of Dealer.com, we acquired three promissory notes for which the aggregate outstanding amount is $9.0 million as of September 30, 2014.

In April 2007, Dealer.com entered into two promissory notes in connection with construction financing. The first note had an original principal balance of $4.25 million. This note was amended in May 2011 and February 2014. The amended note is payable in monthly principal payments plus interest at 4.0% through May 2017. Thereafter, through maturity in October 2028, the note is payable in monthly installments, including interest at the average U.S. Treasury security rate (10 year constant maturity) plus 1.4%. The U.S. Treasury security rate was 2.52% as of September 30, 2014. The agreement provides for a prepayment penalty of 3.0% if the first note payable is refinanced before the maturity date in October 2028.

The second note had an original principal balance of $1.36 million and provides for monthly principal payments plus interest at 6.875% through October 2015. The second note was subsequently amended in May 2011 to reduce the interest rate to a fixed rate of 3.5%. A prepayment fee of 3.0% will be required if we refinance the second note before maturity in October 2015.

In connection with certain building improvements made by Dealer.com in August 2010, it obtained financing in the form of a $6.4 million industrial development revenue bond from the State of Vermont, acting through the Vermont Economic Development Authority. The bond is payable in monthly installments, including interest at approximately 3.8%, with a final lump-sum payment of $3.8 million due at maturity in September 2020. We have the right to prepay the outstanding balance at any time subject to a prepayment penalty. The prepayment penalty is a variable amount that is equal to the difference in the interest rate on the note as compared to a market rate index, as defined (which is 2.56% as of September 30, 2014), over the remaining period of the note. Under the terms of the agreement, we are required to comply with certain financial and reporting covenants. As of September 30, 2014, we were in compliance with these covenants.

The fair value of the acquired notes payable were assessed and it was determined that fair value approximated carrying value. As a result, no adjustment was recorded to carrying value in purchase accounting.

12. Business Combinations

ASR Pro Acquisition

On July 1, 2014, we completed the acquisition of substantially all of the assets of ASR Pro for approximately $11.7 million in cash, 48 thousand shares of our common stock with a value of $2.2 million, pending final working capital and other adjustments. Additionally, we have $3.0 million of potential contingent consideration obligations, subject to future revenue results of the product. The fair value of the contingent consideration at the date of acquisition was $1.0 million.

The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $1.0 million for the three months ended September 30, 2014 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of the July 1, 2014 acquisition date.

ASR Pro is a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships. The acquisition expands our addressable market of software solutions to include the vehicle service and repair market.

We expensed approximately $0.1 million and $0.6 million of professional fees associated with the acquisition for the three and nine months ended September 30, 2014, respectively.

The issuance of the approximately 48 thousand shares as part of the consideration was recorded to common stock and additional paid in capital using the closing price of our common stock immediately before the close of the transaction. The increase to additional paid in capital was $2.2 million.

This business combination was accounted for under the acquisition method of accounting, resulting in the total preliminary purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$573
Non-current assets	—
Intangible assets	5,890
Goodwill	8,812

Total assets acquired	15,275

Total liabilities assumed	(398)

Net assets acquired	$14,877

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of FASB ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining ASR Pro with our current products and processes. The acquired goodwill and intangible assets are deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisted of the following:

		Weighted-Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$400	8.0
Technology	4,900	6.0
Trade names	500	7.0
Non-compete agreements	90	5.0

Total acquired identifiable intangible assets	$5,890

The results of ASR Pro were included in our consolidated statement of operations from July 1, 2014, the acquisition date. ASR Pro revenue, which is primarily subscription-based, was $0.9 million from the date of acquisition through September 30, 2014. We are unable to provide ASR Pro earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Dealer.com Acquisition

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $620.8 million in cash and 8.7 million shares of our common stock for a total cost of $1,092 million, reflective of final working capital and other adjustments.

Dealer.com is a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry and is included within our Digital Marketing solutions.

We expensed approximately $7.4 million of professional fees associated with the acquisition for the nine months ended September 30, 2014.

The issuance of approximately 8.7 million shares was recorded to common stock and additional paid in capital using the closing price of our common stock immediately before the close of the transaction. The increase in additional paid in capital was approximately $471.2 million.

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

Current assets include $76.6 million of cash and $40.0 million of accounts receivable. Assumed long-term liabilities includes deferred tax liabilities of $168 million related to the future amortization of certain acquired intangibles.

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

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisted of the following:

		Weighted-Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$210,500	13.3
Technology	192,000	8.0
Trade names	64,900	8.0
Non-compete agreements	2,630	3.0

Total acquired identifiable intangible assets	$470,030

The results of Dealer.com were included in our consolidated statement of operations from March 1, 2014, the date of acquisition. Dealer.com revenue, which is primarily subscription-based and advertising-based, was $193.3 million from the date of acquisition through September 30, 2014. As we integrate our offerings, revenue from certain previous customers, including the historic Interactive solution, are reflected within the revenue of Dealer.com, which impacts comparison to historical amounts. We are unable to provide Dealer.com earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the 2013 acquisitions of Casey & Casey NPS, Inc. (Casey & Casey), CFM, and Vintek had been completed as of January 1, 2012, and the 2014 acquisitions of Dealer.com and ASR Pro had been completed as of January 1, 2013. The unaudited pro forma financial results for 2014 reflect the results for the three and nine months ended September 30, 2014, as well as the effects of the pro forma adjustments for the stated transactions in 2014. The unaudited pro forma financial results for 2013 reflect the results for the three and nine months ended September 30, 2013, as well as the effects of the pro forma adjustments for the stated transactions in both 2014 and 2013. Pro forma results of operations for the November 1, 2013 acquisition of the assets of Nexteppe have not been presented because they are not material to the consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net revenue	$233,520	$193,293	$665,639	$551,828
Net (loss)	3,029	(1,364)	(11,863)	(10,063)
Basic net (loss) per share	0.06	(0.03)	(0.22)	(0.19)
Diluted net (loss) per share	0.05	(0.03)	(0.22)	(0.19)

13. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Income taxes payable	$12,310	$—
Professional fees	6,091	5,432
Contingent consideration	5,250	500
Acquisition related compensation	4,021	510
Digital marketing - advertising and direct service costs	4,268	385
Customer deposits	2,779	2,368
Sales taxes	2,153	2,111
Revenue share	1,915	1,510
Interest payable	427	981
State DMV transaction fees	841	695
Computer and office equipment, furniture and fixtures	269	1,495
Other	7,866	5,297

Total accrued liabilities – other	$48,190	$21,284

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Net income (loss)	$2,108	$5,795	$(10,909)	$9,600

Denominator:
Weighted average common stock outstanding (basic)	53,935	43,796	51,668	43,509
Common equivalent shares from options to purchase common stock and restricted common stock units	1,263	1,673	—	1,600
Potential common shares related to convertible senior notes	631	288	—	—
Potential common shares related to warrants	—	—	—	—

Weighted average common stock outstanding (diluted)	55,829	45,757	51,668	45,109

Basic net income (loss) per share	$0.04	$0.13	$(0.21)	$0.22
Diluted net income (loss) per share	$0.04	$0.13	$(0.21)	$0.21

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net income (loss) per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock options	336	47	3,177	384
Restricted stock units	220	1	896	5
Performance stock units	24	—	208	50
Senior convertible notes	—	—	928	—
Warrants related to senior convertible notes	—	—	—	—

Total antidilutive awards	580	48	5,209	439

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there is no potential impact to diluted earnings (loss) per share except when the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

During the three and nine months ended September 30, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.6 million shares and 0.9 million shares, respectively, to our diluted earnings (loss) per share calculation for the respective periods. However, during the nine months ended September 30, 2014, due to the net loss for the period, the 0.9 million shares have been excluded from the diluted earnings (loss) per share calculation as they would have been antidilutive. During the three months ended September 30, 2013, the average share price of our common stock exceeded the conversion price of the notes, which resulted in additional dilution of 0.3 million shares to our diluted earnings per share calculation for the period. During the nine months ended September 30, 2013, the average share price of our common stock did not exceed the conversion price of $37.37, therefore there was no impact to diluted earnings per share.

During the three and nine months ended September 30, 2014 the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted earnings (loss) per share for the respective periods.

During the three and nine months ended September 30, 2013, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted earnings per share for the respective periods.

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

The following summarizes stock-based compensation expense by expense category for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$274	$244	$799	$834
Research and development	793	599	2,298	1,850
Selling, general and administrative	3,266	2,760	9,652	8,045

Total stock-based compensation expense	$4,333	$3,603	$12,749	$10,729

As further described in Note 1, we reclassified approximately $0.6 million and $1.9 million of stock-based compensation expense for the three and nine months ended September 30, 2013, respectively, previously recorded in cost of revenue and product development, to research and development.

16. Income Taxes

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file income tax returns in Canada.

The Internal Revenue Service concluded a review of our consolidated federal income tax returns through December 31, 2011. We agreed to various adjustments which were included in the provision for income taxes for the year ended December 31, 2013. New York concluded its review of our state income tax returns through December 31, 2010, with no significant adjustments. California concluded its review of our amended returns filed for 2004, 2005 and 2006. In addition, the appeal on Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings has been concluded, with no significant adjustments. The Canadian Revenue Agency completed its review of our 2009 and 2010 tax return filings with no significant adjustments. Our other significant taxing jurisdictions are closed for years before 2009.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of September 30, 2014 and December 31, 2013, was $0.6 million and $0.5 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of September 30, 2014 and December 31, 2013, accrued interest and penalties related to tax positions taken on our tax returns was approximately $0.3 million and $0.1 million, respectively.

Three Months Ended September 30, 2014

The net provision for income taxes for the three months ended September 30, 2014 consisted of $0.5 million of federal income tax benefit, $0.5 million of state income tax benefit and $1.3 million of tax expense for our Canadian subsidiary.

The federal benefit was $0.2 million for the period, before discrete items.  Discrete items include $0.3 million benefit from return to provision adjustments.

The state benefit was $0.5 million for the period, before discrete items.  Discrete items include $0.1 million of expense from return to provision adjustments and state apportionment rate changes, and $0.1 million benefit from the release of state uncertain tax positions.

Nine Months Ended September 30, 2014

The net benefit from income taxes for the nine months ended September 30, 2014 consisted of $11.2 million of federal income tax benefit, $0.9 million of state income tax expense and $3.1 million of tax expense for our Canadian subsidiary.

The federal benefit was $10.2 million for the period, before discrete items. Discrete items include $3.4 million of expense for the gain on sale and reversal of deferred tax liabilities related to the sale of our investment in TrueCar, $2.9 million of benefit for intangible asset impairment charges, $1.9 million benefit from the reversal of valuation allowances on foreign tax credits and capital loss carryforwards due to their projected use, $0.3 million benefit from return to provision adjustments, and $0.8 million of expense related to certain non-deductible transaction costs.

The state provision was $0.1 million for the period, before discrete items. Discrete items include $0.3 million of expense for the gain on sale and reversal of deferred tax liabilities related to our prior investment in TrueCar, $0.9 million expense from apportionment rate changes due to acquisitions, $0.3 million of benefit for intangible asset impairments, and $0.1 million benefit from the release of state uncertain tax positions.

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

As of September 30, 2014, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.7 million (including interest) may exist for periods after the assessment period based upon a calculation consistent with the pending assessment. We are unable to estimate an amount for penalties due, if any.

Employment Agreements

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $9.8 million as of September 30, 2014, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $3.1 million as of September 30, 2014. No amounts were required to be accrued under these agreements at September 30, 2014.

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

Revenue earned in Canada for both the three and nine months ended September 30, 2014 was approximately 8% of our total net revenue. Revenue earned in Canada for both the three and nine months ended September 30, 2013 was approximately 10% of our total net revenue. Long-lived assets in Canada were $36.2 million and $39.7 million as of September 30, 2014 and December 31, 2013, respectively.

Supplemental disclosure of revenue by service type for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Transaction services revenue	$87,157	$73,514	$252,273	$206,523
Subscription services revenue	94,803	45,223	248,257	132,624
Advertising and other revenue	51,560	5,845	116,565	16,276

Total net revenue	$233,520	$124,582	$617,095	$355,423

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements that do not relate to historical or current facts or matters are forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements include:

•	economic trends that affect the automotive retail industry or the indirect automotive financing industry including the number of new and used cars sold;

•	credit availability;

•	reductions in automotive dealerships;

•	increased competitive pressure from other industry participants, including AutoTrader, CDK Global (formerly ADP), Open Dealer Exchange, Reynolds and Reynolds, and RouteOne;

•	the impact of some vendors of software products for automotive dealers making it more difficult for Dealertrack’s customers to use Dealertrack’s solutions and services;

•	security breaches, interruptions, failures and/or other errors involving Dealertrack’s systems or networks;

•	the failure or inability to execute any element of Dealertrack’s business strategy, including selling additional products and services to existing and new customers;

•	Dealertrack’s success in implementing an ERP system;

•	the volatility of Dealertrack’s stock price;

•	new regulations or changes to existing regulations;

•	the integration of recent acquisitions and the expected benefits, as well as the integration and expected benefits of any future acquisitions that Dealertrack may pursue;

•	Dealertrack’s success in expanding its customer base and product and service offerings, the impact of recent economic trends, and difficulties and increased costs associated with raising additional capital;

•	the impairment of intangible assets, such as trademarks and goodwill;

•	the possibility that the expected benefits of our acquisitions, including Dealer.com, may not materialize as expected;

•	failure to successfully integrate the business, infrastructure and employees of acquisitions, including Dealer.com;

•	and other risks listed in Dealertrack’s reports filed with the SEC, including in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

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

Overview

Dealertrack’s web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers, and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set for automotive retailers, including:

•	Digital Marketing solutions, which deliver websites, digital advertising products, and digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide independent and franchised dealers with a powerful dealer management system (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales processes as they structure deals from a single integrated platform;

•	Inventory solutions, which deliver vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

Executive Summary

Below are selected highlights of our operations for the three months ended September 30, 2014:

•	Revenue for the three months ended September 30, 2014 was $233.5 million, an increase of $108.9 million from the three months ended September 30, 2013.

•	Net income for the three months ended September 30, 2014 was $2.1 million as compared to net income of $5.8 million for the three months ended September 30, 2013.

Below are selected highlights of our operations for the nine months ended September 30, 2014:

•	Revenue for the nine months ended September 30, 2014 was $617.1 million, an increase of $261.7 million from the nine months ended September 30, 2013.

•	Net loss for the nine months ended September 30, 2014 was $ (10.9) million as compared to net income of $9.6 million for the nine months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was adversely impacted by $7.5 million, net of tax, of charges relating to changes in expected use of certain assets as we integrate acquired solutions and was positively impacted by $6.8 million, net of tax, from the gain on sale of our investment in TrueCar.

•	In February 2014, we signed agreements to sell all of our equity interest in TrueCar, Inc. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. We used a portion of the after-tax proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com.

•	On February 28, 2014 we entered into a credit agreement which provides credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to effectuate the payment in full of amounts due under our prior Credit Agreement dated as of April 20, 2011 (2011 Credit Agreement), to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for the general corporate purposes. The proceeds of the revolving credit facility, under which no amounts have been borrowed, may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments).

•	On March 1, 2014, we completed our acquisition of Dealer.com, a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. See Note 12 to the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

•	On June 30, 2014, we made payments of $26.4 million to reduce the outstanding balance of our term loan B credit facility.

•	On July 1, 2014, we completed our acquisition of substantially all of the assets of ASR Pro, LLC, a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships. See Note 12 to the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net loss, adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
GAAP net income (loss)	$2,108		$5,795	$(10,909)		$9,600

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$57,267		$32,589	$137,903		$89,653
Adjusted net income (non-GAAP) (1)	$25,316		$17,646	$59,230		$46,708

Capital expenditures, software and website development costs	$21,670		$11,070	$69,066		$40,372
Active dealers in our U.S. network as of end of the period (2)	20,334		20,238	20,334		20,238
Active lenders in our U.S. network as of end of the period (3)	1,511		1,378	1,511		1,378
Active lender to dealer relationships as of end of the period (4)	204,338		191,548	204,338		191,548
Transactions processed (5)	31,391		27,172	90,620		77,454
Average transaction price (6)	$2.82		$2.74	$2.82		$2.71
Transaction revenue per car sold (7)	$8.86		$7.70	$9.40		$7.92
Subscribing dealers in U.S. and Canada as of end of the period (8)	24,004		18,255	24,004		18,255
Average monthly subscription revenue per subscribing dealership (9)	$1,377		$758	$1,190		$751
Active dealerships on advertising platform as of end of the period (10)	8,143		*	8,143		*
Average monthly advertising spend per dealer rooftop (11)	$2,041	$	*	$1,905	$	*

*	Historical amounts not applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expenses and certain other items that we do not believe are indicative of our ongoing operating results.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income (loss)	$2,108	$5,795	$(10,909)	$9,600
Interest income	(128)	(171)	(328)	(412)
Interest expense – cash	5,993	852	14,930	2,895
Interest expense – non-cash (12)	3,100	2,377	9,910	7,043
Provision for (benefit from) income taxes, net	264	22	(7,168)	755
Depreciation of property and equipment and amortization of capitalized software and website costs	13,468	8,331	36,004	22,077
Amortization of acquired identifiable intangibles	20,828	7,761	62,464	22,836

EBITDA (non-GAAP)	45,633	24,967	104,903	64,794
Adjustments:
Stock-based compensation	4,333	3,603	12,749	10,729
Contra-revenue (13)	1,375	1,069	3,907	3,804
Acquisition-related and other professional fees	315	1,365	8,189	2,421
Acquisition-related contingent consideration changes and compensation expense, net (14)	1,654	57	3,597	686
Integration and other related costs (15)	3,410	1,023	12,744	3,389
Gain on sale of investment	—	—	(9,828)	—
Amortization of equity method investment basis difference (16)	547	706	1,642	2,118
Rebranding expense	—	155	—	2,068
Realized gain on sale of previously impaired securities (non-taxable)	—	(356)	—	(356)

Adjusted EBITDA (non-GAAP)	$57,267	$32,589	$137,903	$89,653

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net income (loss), our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income (loss)	$2,108	$5,795	$(10,909)	$9,600
Adjustments:
Interest expense – non-cash (not tax-impacted) (12)	3,100	2,377	9,910	7,043
Amortization of acquired identifiable intangibles	20,828	7,761	62,464	22,836
Stock-based compensation	4,333	3,603	12,749	10,729
Contra-revenue (13)	1,375	1,069	3,907	3,804
Gain on sale of investment	—	—	(9,828)	—
Acquisition-related and other professional fees	315	1,365	8,189	2,421
Acquisition-related contingent consideration changes and compensation expense, net (14)	1,654	57	3,597	686
Integration and other related costs (15)	3,593	1,023	13,616	3,632
Rebranding expense	—	155	—	2,068
Amortization of equity method investment basis difference (16)	547	706	1,642	2,118
Realized gain on sale of previously impaired securities (non-taxable)	—	(356)	—	(356)
Amended state tax returns impact (non-taxable)	—	(75)	—	(19)
Tax impact of adjustments (17)	(12,537)	(5,834)	(36,107)	(17,854)

Adjusted net income (non-GAAP)	$25,316	$17,646	$59,230	$46,708

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks at the end of a given period.

(6)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(7)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(8)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as their customers include brokers and carriers in addition to dealers.

(9)	Represents dealer-based subscription services revenue divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(10)	We consider a dealership to be active on our advertising platforms as of a date if it incurred advertising spend in that month. The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 900 that were part of a short term campaign at September 30, 2014.

(11)	Represents advertising services revenue divided by average active dealerships on our advertising platforms for a given period commencing with the Dealer.com acquisition on March 1, 2014.

(12)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes, term loan B credit facility, and revolving credit facility.

(13)	For further information, please refer to Note 17 and Note 18 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(14)	Represents the change in the acquisition-related contingent consideration from acquisitions and other additional acquisition-related compensation charges.

(15)	The adjustment for adjusted net income exceeds the adjustment for adjusted EBITDA as a result of accelerated amortization charges relating to internally developed software, which are included in the depreciation adjustment within the adjusted EBITDA reconciliation, as well as integration items with an interest component, which are included in the interest adjustment within the adjusted EBITDA reconciliation.

(16)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(17)	The tax impact of adjustments for the three and nine months ended September 30, 2014 are based on a blended tax rate of 38.5% applied to taxable adjustments other than gain on sale of investment which is based on an effective tax rate of 31.0%. Additionally, the tax impact of adjustments for the nine months ended September 30, 2014 includes $1.8 million of incremental deferred taxes related to the acquisition of Dealer.com. The blended tax rates are based upon the statutory tax rates of 38.7% and 26.5% applied to the adjustments for U.S. and Canada, respectively.

The tax impact of adjustments for the three and nine months ended September 30, 2013 are based on a U.S. statutory tax rate of 37.2% applied to taxable adjustments other than amortization of acquired identifiable intangibles and stock-based compensation expense, which are based on a blended tax rate of 37.1% and 36.8%, respectively, for the three and nine months ended September 30, 2013.

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

Advertising and Other Revenue. Advertising revenue consists of amounts we charge customers for third-party fees related to online display advertisements and paid search campaigns in connection with our advertising products. We recognize the gross amount of such advertising spend as advertising revenue. Amounts we charge to manage the allocation of advertising spend are included in subscription services revenue.

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our Dealer Management solutions, and shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), expenses incurred in implementing and maintaining website service operations, third-party advertising costs associated with certain of our search and media product offerings, data and image licensing fees, and the cost of third party tools and services integrated into our various product platforms. Compensation and related benefits, technology consulting fees and other operating expenses for certain network and technology departments, DMS installation/training teams, CRM and digital marketing implementation teams, strategic inventory consulting and digital marketing professional service and dealer support teams and the production teams of our digital contract, registration and titling and collateral management solutions are also included. In addition, cost of revenue includes amortization expense on acquired intangible assets and capitalized software and website development costs, amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or (ii) fees are due on the number of transactions processed, hardware and travel costs associated with our DMS product offering and installation/training personnel, and temporary labor expenses associated with personnel who process transactions for our digital contract, collateral management, and registration and titling solutions.

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

Acquisitions

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $620.8 million in cash and 8.7 million shares of our common stock for a total cost of $1,092 million. Dealer.com is a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. We expect the acquisition to further our vision of transforming automotive retailing by delivering the most advanced solutions for dealers, OEMs, lenders and car shoppers.

On July 1, 2014, we completed the acquisition of substantially all of the assets of ASR Pro for $11.7 million in cash, 48 thousand shares of our common stock with a value of $2.2 million. There is a potential contingent consideration obligation for up to $3.0 million, subject to attaining future revenue results of the product. ASR Pro is a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships.

For further information on these acquisitions, see Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, a portion of the purchase price included contingent consideration of $3.0 million that will be payable in 2017 based upon the achievement of revenue results in 2015 and 2016. The fair value of the contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We recorded expense of $1.0 million for the three months ended September 30, 2014 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of the July 1, 2014 acquisition date.

In connection with our October 1, 2012 acquisition of ClickMotive, LLC, a portion of the purchase price included contingent consideration that was payable in 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration was primarily determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. For further information, see Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, is as follows (in thousands):

Balance as of December 31, 2013	$(500)
Change in fair value of contingent consideration - ClickMotive	250
Payment of contingent consideration - ClickMotive	250
Record fair value of contingent consideration in purchase accounting - ASR Pro	(1,050)
Change in fair value of contingent consideration - ASR Pro	(950)
Balance as of September 30, 2014	$(2,000)

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

Advertising and Other Revenue

Advertising revenue consists of amounts we charge customers for third-party fees related to online display advertisements and paid search campaigns in connection with our advertising solutions. We recognize revenue as clicks are recorded on sponsored links on the various search engines for paid search or as impressions are delivered for display advertisements. As we are the primary obligor in a majority of our arrangements, subject to the credit risk and with discretion over price, we recognize the gross amount of such advertising spend as advertising revenue and the cost of such advertising from online search providers as cost of revenue. In instances in which we are not the primary obligor, our customers’ advertising spend and amounts paid to the online search providers do not impact our consolidated results of operations. In both instances, we record as subscription services revenue the amounts we charge to manage the allocation of advertising spend through our web-based software tools.

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

Our revenue is generated from customers in the automotive retail industry. As of September 30, 2014 and December 31, 2013, no customer accounted for more than 10% of our accounts receivable. For the three and nine months ended September 30, 2014 and 2013, no customer accounted for more than 10% of our revenue.

Related Party Transactions

One of our stockholders, who owns more than 5% of our outstanding common shares, also has an ownership interest in a third party that Dealer.com sells services to in the normal course of business. Revenue from this third party for the three months ended September 30, 2014, and for the seven month period from the date of acquisition of Dealer.com (March 1, 2014) to September 30, 2014, was $4.6 million and $10.7 million, respectively, and the accounts receivable from this third party as of September 30, 2014 was $3.6 million.

We own a 50% interest in Chrome Data Solutions. We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, there are other services performed by both us and Chrome Data Solutions, which results in both the payment and receipt of insignificant amounts, in the normal course of business.

Results of Operations

 The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$233,520	100%	$124,582	100%	$617,095	100%	$355,423	100%

Operating expenses:
Cost of revenue	125,245	54%	53,858	43%	334,613	54%	154,065	44%
Research and development	26,451	11%	18,447	15%	77,635	13%	54,346	15%
Selling, general and administrative	72,689	31%	45,365	36%	214,812	35%	131,720	37%

Total operating expenses	224,385	96%	117,670	94%	627,060	102%	340,131	96%

Income (loss) from operations	9,135	4%	6,912	6%	(9,965)	(2)%	15,292	4%
Interest income	128	—%	171	—%	328	—%	412	—%
Interest expense	(9,093)	(4)%	(3,229)	(3)%	(24,840)	(4)%	(9,938)	(3)%
Other income, net	123	—%	419	—%	961	—%	547	—%
Gain on sale of investment	—	—%	—	—%	9,828	2%	—	—%
Earnings from equity method investment, net	2,079	1%	1,544	2%	5,611	1%	4,042	2%
Income (loss) before (provision for) benefit from income taxes, net	2,372	1%	5,817	5%	(18,077)	(3)%	10,355	3%
(Provision for) benefit from income taxes, net	(264)	—%	(22)	—%	7,168	1%	(755)	—%

Net income (loss)	$2,108	1%	$5,795	5%	$(10,909)	(2)%	$9,600	3%

Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$87,157	$73,514	$13,643	19%
Subscription services revenue	94,803	45,223	49,580	110%
Advertising and other revenue	51,560	5,845	45,715	782%

Total net revenue	$233,520	$124,582	$108,938	87%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to an increase in automobile sales, increased credit application activity, improving credit availability, and the acquisition of Vintek. These factors had a positive impact on the following changes in our key business metrics:

	Three Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Average transaction price (1)	$2.82	$2.74	$0.08	3%
Transaction revenue per car sold	$8.86	$7.70	$1.16	15%
Active lenders in our U.S. network as of end of the period	1,511	1,378	133	10%
Active lender to dealer relationships as of end of the period	204,338	191,548	12,790	7%
Transactions processed (in thousands, except percentages)	31,391	27,172	4,219	16%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 3% and 16%, respectively, which resulted in an increase in revenue of $2.4 million and $11.5 million, respectively, which was partially offset by an increase in contra-revenue of $0.3 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 10% in active lender customers in our U.S. Dealertrack network and a 7% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

Additional volumes in Registration & Titling solutions and Collateral Management solutions (including the additional volume from Vintek, Inc. (Vintek) acquired on October 1, 2013), which are at a higher average price than our other transactions, also contributed to the increase in average transaction price and the total number of transactions processed. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Vintek acquisition contributed $4.0 million to transaction services revenue for the three months ended September 30, 2014.

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealer.com, Customer Focused Marketing, Inc. (CFM), and ASR Pro as well as from organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics:

	Three Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,377	$758	$619	82%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,004	18,255	5,749	31%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 82% and 31%, respectively. Dealer.com, CFM, and ASR Pro contributed $44.7 million to subscription services revenue for the three months ended September 30, 2014. In addition, we had continued success in selling DMS and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Advertising and Other Revenue.  The increase in advertising and other revenue is primarily due to the acquisition of Dealer.com and its advertising products related to paid search and display advertising. These industry trends had a positive impact on the following changes in our key business metrics:

	Three Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Active dealerships on advertising platform as of end of the period**	8,143	*	*	*
Average monthly advertising spend per dealer rooftop	$2,041	*	*	*

* Historical amounts not applicable

** The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 900 dealerships that were part of a short term campaign as of September 30, 2014.

Advertising and other revenue increased $45.7 million primarily due to the Dealer.com acquisition in March 2014, which contributed $46.3 million to the total increase. The offsetting decrease of $0.6 million is primarily the result of timing of installation and training across multiple other solutions.

Operating Expenses

	Three Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$125,245	$53,858	$71,387	133%
Research and development	26,451	18,447	8,004	43%
Selling, general and administrative	72,689	45,365	27,324	60%

Total operating expenses	$224,385	$117,670	$106,715	91%

Cost of Revenue. Additional compensation and related benefit costs of $7.4 million primarily due to additional team members, including those from the acquisitions of Vintek, CFM and Dealer.com, contributed to the increase. These acquisitions also contributed an increase of $43.5 million in direct costs of revenue.

Other increases included $13.1 million of intangible amortization expense, $2.5 million of amortization of software development costs and $1.6 million of technology expenses, including technology consulting and other related expenses. The increase in amortization expense is primarily a result of additional acquired intangibles, primarily from the acquisition of Dealer.com.

Research and Development Expenses. The increase was primarily the result of an increase of $6.6 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions, and $0.5 million in additional depreciation expense.

Selling, General and Administrative Expenses. The increase was primarily the result of $18.1 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions.

There were also increases of $1.6 million in travel and related costs, $1.6 million in professional fees (including acquisition and integration costs), $1.0 million in occupancy and telecom costs (primarily acquisition-related), $1.7 million in additional technology consulting and related expenses associated with our internal and support systems, and $1.2 million in depreciation expense.

Interest Expense

	Three Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(9,093)	$(3,229)	$(5,864)	182%

The following table sets forth the interest expense components for the period:

	Three Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Convertible notes - coupon interest	$750	$750	$—	—%
Convertible notes - amortization of debt discount	2,153	2,015	138	7%
Convertible notes - amortization of debt issuance costs	266	249	17	7%

Term loan B credit facility - cash interest	4,907	—	4,907	100%
Term loan B credit facility - amortization of debt issuance costs and debt discount	395	—	395	100%

2014 and 2011 revolving credit facilities - commitment fees	216	103	113	110%
2014 and 2011 revolving credit facilities - amortization of debt issuance costs	285	112	173	154%

Other	121	—	121	100%

Total	$9,093	$3,229	$5,864	182%

Earnings from Equity Method Investment, Net

	Three Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$2,079	$1,544	$535	35%

The net earnings from the Chrome Data Solutions joint venture for the three months ended September 30, 2014 consisted of our 50% share of the joint venture net income of $2.6 million, which was reduced by approximately $0.5 million of basis difference amortization.

The net earnings from the Chrome Data Solutions joint venture for the three months ended September 30, 2013 consisted of our 50% share of the joint venture net income of $2.2 million, which was reduced by approximately $0.7 million of basis difference amortization.

Provision for Income Taxes, Net

	Three Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Provision for income taxes, net	$(264)	$(22)	$(242)	1,100%

The net provision for income taxes for the three months ended September 30, 2014 consisted of $0.5 million of federal income tax benefit, $0.5 million of state income tax benefit and $1.3 million of tax expense for our Canadian subsidiary.

The federal benefit was $0.2 million for the period, before discrete items.  Discrete items include $0.3 million benefit from return to provision adjustments.

The state benefit was $0.5 million for the period, before discrete items.  Discrete items include $0.1 million of expense from return to provision adjustments and state apportionment rate changes, and $0.1 million benefit from the release of state uncertain tax positions.

The net provision for income taxes for the three months ended September 30, 2013 consisted of $0.1 million of federal income tax benefit, $1.1 million of state income tax expense and $1.2 million of tax expense for our Canadian subsidiary.

This resulted in an effective tax rate for the three months ended September 30, 2014 of 11.2% compared with 0.4% for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Transaction services revenue	$252,273	$206,523	$45,750	22%
Subscription services revenue	248,257	132,624	115,633	87%
Advertising and other revenue	116,565	16,276	100,289	616%

Total net revenue	$617,095	$355,423	$261,672	74%

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to an increase in automobile sales, increased credit application activity, improving credit availability, and the acquisition of Vintek. These factors had a positive impact on the following changes in our key business metrics:

	Nine Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Average transaction price (1)	$2.82	$2.71	$0.11	4%
Transaction revenue per car sold	$9.40	$7.92	$1.48	19%
Active lenders in our U.S. network as of end of the period	1,511	1,378	133	10%
Active lender to dealer relationships as of end of the period	204,338	191,548	12,790	7%
Transactions processed (in thousands, except percentages)	90,620	77,454	13,166	17%
(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 4% and 17%, respectively, which resulted in an increase in revenue of $10.1 million and $35.7 million, respectively. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 10% in active lender customers in our U.S. Dealertrack network and a 7% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

Additional volumes in Registration & Titling solutions and Collateral Management solutions (including the additional volume from Vintek acquired on October 1, 2013), which are at a higher average price than our other transactions, also contributed to the increase in average transaction price and the total number of transactions processed. The increase in our number of lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Vintek acquisition contributed $14.0 million to transaction services revenue for the nine months ended September 30, 2014.

Subscription Services Revenue. The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealer.com, CFM, and ASR Pro as well as from organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics:

	Nine Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,190	$751	$439	58%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,004	18,255	5,749	31%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 58% and 31%, respectively. Dealer.com, CFM, and ASR Pro contributed $101.2 million to subscription services revenue for the nine months ended September 30, 2014. In addition, we had continued success in selling DMS and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Advertising and Other Revenue. The increase in advertising and other revenue is primarily due to the acquisition of Dealer.com and its advertising products related to paid search and display advertising. These industry trends had a positive impact on the following changes in our key business metrics:

	Nine Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Active dealerships on advertising platform as of end of the period**	8,143	*	*	*
Average monthly advertising spend per dealer rooftop	$1,905	*	*	*

* Historical amounts not applicable

** The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 900 dealerships that were part of a short term campaign as of September 30, 2014.

Advertising and other revenue increased $100.3 million primarily due to the Dealer.com acquisition in March 2014, which contributed $98.2 million to the total increase.

Operating Expenses

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$334,613	$154,065	$180,548	117%
Research and development	77,635	54,346	23,289	43%
Selling, general and administrative	214,812	131,720	83,092	63%

Total operating expenses	$627,060	$340,131	$286,929	84%

Cost of Revenue. Additional compensation and related benefit costs of $19.1 million primarily due to additional team members, including those from the acquisitions of Casey & Casey, Vintek, CFM and Dealer.com, contributed to the increase. These acquisitions also contributed an increase of $96.7 million in direct costs of revenue.

Other increases included $39.7 million of intangible amortization expense, $8.3 million of amortization of software development costs and $8.3 million of technology expenses, including technology consulting and other related expenses. The increase in amortization expense is primarily a result of additional acquired intangibles as well as $8.9 million from charges relating to changes in expected asset use. Technology expenses also include $3.2 million of charges relating to changes in expected asset use.

Research and Development Expenses. The increase was primarily the result of an increase of $18.2 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions, and $2.4 million in additional technology expenses, including technology consulting and other related expenses. The increase also included $1.1 million in additional depreciation expense.

Selling, General and Administrative Expenses. The increase was primarily the result of $45.9 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions, and $5.8 million of additional transaction related costs, primarily from the Dealer.com acquisition.

There were also increases of $1.8 million in recruiting and relocation, $4.7 million in travel and related costs, $3.3 million of marketing expenses, $4.7 million in professional fees (including acquisition and integration costs), $2.5 million in occupancy and telecom costs (primarily acquisition-related), $5.9 million in additional technology consulting and related expenses associated with our internal and support systems, and $2.6 million in depreciation expense.

Interest Expense

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(24,840)	$(9,938)	$(14,902)	150%

The following table sets forth the interest expense components for the period:

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Convertible notes - coupon interest	$2,250	$2,250	$—	—%
Convertible notes - amortization of debt discount	6,376	5,967	409	7%
Convertible notes - amortization of debt issuance costs	789	739	50	7%

Term loan B credit facility - cash interest	11,783	—	11,783	100%
Term loan B credit facility - amortization of debt issuance costs and debt discount	958	—	958	100%
Term loan B credit facility - loss on extinguishment	518	—	518	100%

2014 and 2011 revolving credit facilities - commitment fees	564	348	216	62%
2014 and 2011 revolving credit facilities - amortization of debt issuance costs	1,269	337	932	277%

Other	333	297	36	12%

Total	$24,840	$9,938	$14,902	150%

Gain on Sale of Assets

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Gain on sale of assets	$9,828	$—	$9,828	100%

During the nine months ended September 30, 2014, we recorded a gain of $9.8 million on the sale of all our shares in TrueCar.

Earnings from Equity Methods Investment, Net

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$5,611	$4,042	$1,569	39%

The net earnings from the Chrome Data Solutions joint venture for the nine months ended September 30, 2014 consisted of our 50% share of the joint venture net income of $7.2 million, which was reduced by approximately $1.6 million of basis difference amortization.

The net earnings from the Chrome Data Solutions joint venture for the nine months ended September 30, 2013 consisted of our 50% share of the joint venture net income of $6.1 million, which was reduced by approximately $2.1 million of basis difference amortization.

Benefit from (Provision for) Income Taxes, net

	Nine Months Ended September 30,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Benefit from (provision for) income taxes, net	$7,168	$(755)	$7,923	(1,049)%

The net benefit from income taxes for the nine months ended September 30, 2014 consisted of $11.2 million of federal income tax benefit, $0.9 million of state income tax expense and $3.1 million of tax expense for our Canadian subsidiary.

The federal benefit was $10.2 million for the period, before discrete items. Discrete items include $3.4 million of expense for the gain on sale and reversal of deferred tax liabilities related to the sale of our investment in TrueCar, $2.9 million of benefit for intangible asset impairment charges, $1.9 million benefit from the reversal of valuation allowances on foreign tax credits and capital loss carryforwards due to their projected use, $0.3 million benefit from return to provision adjustments, and $0.8 million of expense related to certain non-deductible transaction costs.

The state provision was $0.1 million for the period, before discrete items. Discrete items include $0.3 million of expense for the gain on sale and reversal of deferred tax liabilities related to our prior investment in TrueCar, $0.9 million expense from apportionment rate changes due to acquisitions, $0.3 million of benefit for intangible asset impairments, and $0.1 million benefit from the release of state uncertain tax positions.

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

This resulted in an effective tax rate for the nine months ended September 30, 2014 of 39.7% compared with 7.3% for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, acquisitions, capital expenditures and general corporate purposes. Our capital expenditures, software and website development costs for the nine months ended September 30, 2014 were $69.1 million, of which $63.7 million was paid in cash.

The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended September 30, 2014 and December 31, 2013. As a result, the senior convertible notes may not be surrendered for conversion during the calendar quarter following September 30, 2014 and could not be surrendered for conversion during the calendar quarter following December 31, 2013. As there is no potential conversion, the net carrying value of the senior convertible notes was presented as a long-term liability on the consolidated balance sheet as of September 30, 2014. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so, through the use of cash, our revolving credit facility, or a combination thereof.

As of September 30, 2014, we had $141.1 million of cash and cash equivalents, $5.1 million in short-term marketable securities and $162.4 million in working capital, as compared to $122.4 million of cash and cash equivalents, $10.6 million in short-term marketable securities and $135.8 million in working capital as of December 31, 2013.

Included in cash and cash equivalents as of September 30, 2014 was $37.7 million of cash and cash equivalents held by our Canadian subsidiary. Our intent is to permanently reinvest these funds outside the United States, and current plans do not anticipate that we will need funds generated by our Canadian subsidiary to fund our domestic operations. In the event funds from our Canadian subsidiary are needed to fund operations in the United States, we would be subject to additional income and withholding taxes upon repatriation.

We also had $225.0 million available for borrowings under our credit facility as of September 30, 2014.

In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability of $22.3 million, before utilization of tax attributes, on the taxable gain of approximately $58.8 million is included within income taxes payable as presented within accrued liabilities – other, as of September 30, 2014. We used a portion of the after-tax proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com.

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

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $620.8 million in cash and 8.7 million shares of our common stock for a total cost of $1,092 million. For further information, please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On June 30, 2014, we made payments of $26.4 million to reduce the outstanding balance of our term loan B credit facility.

On July 1, 2014, we completed the acquisition of substantially all of the assets of ASR Pro for $11.7 million in cash, 48 thousand shares of our common stock with a value of $2.2 million. There is a potential contingent consideration obligation for up to $3.0 million, subject to attaining future revenue results of the product.

We expect to have sufficient liquidity to meet our liquidity requirements for the next twelve months (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our credit facility.

The following table sets forth the cash flow components for the following periods (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(14,611)	$40,782
Net cash used in investing activities	$(521,723)	$(39,936)
Net cash provided by financing activities	$556,933	$1,588

Operating Activities

The decrease in net cash from operations of $55.4 million is primarily due to a decrease in net income of $20.5 million, a decrease of $37.6 million in operating assets and liabilities, offset by changes in non-cash items which increased operating cash flows by $2.7 million.

The non-cash items included additional deferred tax benefit of $41.5 million, primarily the result of the gain from the sale of our investment in TrueCar, which resulted in a reduction in deferred tax expense and an increase in current tax expense. The non-cash items also include an increase of $5.3 million in windfall tax benefits and $9.8 million of realized gain on the sale of our TrueCar investment. These were offset by additional depreciation and amortization of $53.6 million, primarily due to increased amortization from acquired intangibles and the impairment of certain assets, additional amortization of debt issuance costs and debt discount of $2.9 million, additional stock based compensation expense of $2.0 million, and additional provision for doubtful accounts and sales credits of $2.6 million.

The decrease in cash flows from net changes in operating assets and liabilities was primarily from the payout of acquired liabilities from the Dealer.com acquisition.

Investing Activities

The increase in net cash used in investing activities of $481.8 million is primarily the result of a payment of $555.9 million for the acquisition of Dealer.com and ASR Pro, net of acquired cash, offset by $92.5 million of proceeds from the sale of our cost method investment in TrueCar, Inc.

Other changes included an increase in capital expenditures, software and website development costs of $26.0 million, a decrease in purchases of marketable securities of $22.2 million, and a decrease in sales and maturities of marketable securities of $35.7 million.

Financing Activities

The increase in net cash provided by financing activities of $555.3 million is due to borrowings under our term loan B credit facility in the amount of $575.0 million. These borrowings were reduced by principal payments of $26.4 million on our term loan B credit facility, and financing costs recorded as debt discounts and debt issuances costs in the amount of $16.7 million. In addition, there were $10.6 million of additional proceeds from the exercise of stock options and $5.3 million of additional windfall tax benefits.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

		Less Than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Senior convertible notes (1)	$207,500	$3,000	$204,500	$—	$—
Term loan B credit facility (2)	672,923	19,466	38,933	44,059	570,465
Notes payable - Dealer.com acquisition (3)	9,023	603	921	996	6,503
Note payable - Vintek consideration (4)	4,055	4,055	—	—	—
Operating lease obligations (5)	226,875	14,044	33,524	30,745	148,562
Capital lease obligations	255	107	89	55	4
Hosting and data licensing agreements (6)	14,243	6,963	6,912	368	—
Advertising agreement (7)	34,248	10,166	24,082	—	—
Continuing employment compensation	4,585	4,585	—	—	—
Contingent consideration (8)	12,500	5,250	7,250	—	—

Total contractual cash obligations	$1,186,207	$68,239	$316,211	$76,223	$725,534

(1) Consists of $200.0 million aggregate principal amount of 1.50% convertible senior notes that mature on March 15, 2017, unless earlier repurchased or converted before maturity. The amounts in the table assume the payment of interest on our senior convertible notes through their maturity date and the payment of the principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually in March and September. The senior convertible notes will be convertible, subject to certain conditions, into cash, shares of our common stock, or a combination of cash and shares of common stock, at our option. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so.

(2) Our term loan B credit facility matures on February 28, 2021. The disclosure includes any quarterly required principal payments and assumes the payment of interest through its maturity date and the payment of the remaining principal amount of the term loan at the maturity date. Interest on the notes is payable quarterly and is assumed to be at a rate of 3.5%, which was the rate in effect at September 30, 2014. An additional payment of $25.0 million was applied against mandatory prepayments in sequential order resulting in no required principal payment in the three months ended September 30, 2014. No additional principal payments are required to be made until the quarter ending December 31, 2018.

(3) For further information, see Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4) For further information, see Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2013.

(5) Operating lease obligations includes the lease for our new headquarters facility, which provides for an initial base rent of approximately $7.6 million in the first year of the lease term, with increases of 2.5% annually thereafter, subject to increases of 3.0% if the Consumer Price Index for the prior twelve months has been equal to or greater than 4.0%. In addition, we will be responsible for additional rent to cover certain taxes and insurance charges. The lease, which has an initial term of seventeen years with an option to extend the term of the lease for an additional ten years, is expected to commence in 2016. The contractual obligations disclosure reflects commencement on July 1, 2016, the midpoint of the expected commencement year, with 2.5% annual increases.

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

(8) Contingent consideration includes a $10.5 million contingency acquired as part of the acquisition of Dealer.com. The Dealer.com acquired contingency was fully funded as part of total acquisition consideration and any amounts not paid to settle the contingency will be returned to seller. The contingent consideration for ASR Pro for up to $3.0 million is reflected at its current fair value of $2.0 million. For further information, see Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Contractual Obligations

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $9.8 million as of September 30, 2014, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $3.1 million as of September 30, 2014. No amounts were required to be accrued under these agreements at September 30, 2014.

The total liability for the uncertain tax positions as of September 30, 2014 and December 31, 2013 was $5.3 million and $0.9 million, respectively, which may be reduced by a federal tax benefit, if paid. The increase is primarily related to uncertain tax positions acquired as part of the Dealer.com acquisition. As of September 30, 2014 and December 31, 2013, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.3 million and $0.1 million, respectively.

We have a $225.0 million revolving credit facility which is available subject to certain conditions. The revolving credit facility matures on February 28, 2019. As of September 30, 2014, we had no amounts outstanding under this revolving credit facility and we were in compliance with all covenants and financial ratios. For further information, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Exposure

As of September 30, 2014, we had $141.1 million of cash and cash equivalents and $5.1 million of short-term marketable securities. As of December 31, 2013, we had $122.4 million of cash and cash equivalents and $10.6 million of short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates and changes in investments could materially impact our interest income and may impact future operating results. An interest rate increase of 1% would have a negative effect of approximately $0.6 million and $2.0 million on consolidated operating results for the three months and nine months ended September 30, 2014, respectively, reflecting additional interest on our term loan B credit facility (assuming it was outstanding for the entire three months and nine months, respectively) offset by additional interest on cash balances.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as provided below.

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

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com. We continue to analyze, evaluate and, where necessary, implement changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting.

On July 1, 2014, we completed the acquisition of substantially all of the assets of ASR Pro. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting.

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

The following table sets forth the repurchases for the three months ended September 30, 2014, all of which were in conjunction with the vesting of restricted common stock units:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
July 2014	—	$—	n/a	n/a
August 2014	1,287	$45.92	n/a	n/a
September 2014	4,150	$45.46	n/a	n/a

Total	5,437

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

Dealertrack Technologies, Inc.

November 5, 2014	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated as of December 19, 2013, by and among, Dealertrack Technologies, Inc., Dealer Dot Com, Inc. (“DDC”), Derby Merger Corp., certain stockholders of DDC and Jason Chapnik, solely in his capacity as Sellers’ Representative.

3.1(2)	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2(3)	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3(2)	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

31.1	Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Dealertrack Technologies, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013.

(2)	Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 25, 2014.

(3)	Incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2013.

