Form 10-Q/A
period 2014-09-30
Dealertrack Technologies, Inc
filed 2014-11-12
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Dealertrack Technologies, Inc. is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1)(the “Form 10-Q/A”) solely to amend certain information included in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed by the registrant on November 5, 2014 (the “Original Form 10-Q”).

The figures listed on page 28 of the Original Form 10-Q in the table under “Part I, Item 2. Management’s Discussion and Analysis and Results of Operations - Non-GAAP Financial Measures and Other Business Statistics” for “Subscribing dealers in U.S. and Canada as of end of the period” and “Average monthly subscription revenue per subscribing dealership” for the three months ended (unaudited) September 30, 2014 were listed as 24,004 and 1,377, respectively, when they should have been listed as 24,089 and 1,253, respectively. The figures for the nine months ended (unaudited) September 30, 2014 were listed as 24,004 and 1,190, respectively, when they should have been listed as 24,089 and 1,152, respectively.

On page 36 of the Original Form 10-Q, under “Results of Operations - Three Months Ended September 30, 2014 and 2013 - Revenues - Subscription Services Revenue” in the table for “Average monthly subscription revenue per subscribing dealership” the amount for the three months ended September 30, 2014 should be 1,253, the variance amount should be 495 and the variance percentage should be 65%.

Also on page 36 of the Original Form 10-Q, under “Results of Operations - Three Months Ended September 30, 2014 and 2013 - Revenues - Subscription Services Revenue” in the table for “Subscribing dealers in U.S. and Canada as of end of the period” the amount for the three months ended September 30, 2014 should be 24,089, the variance amount should be 5,834 and the variance percentage should be 32%.

The “average monthly subscription revenue per subscribing dealer” and the “number of subscribing dealers” in the first paragraph under the table which were reported as increasing 82% and 31%, respectively, should have been listed as increasing 65% and 32%, respectively.

On page 39 of the Original Form 10-Q, under “Results of Operations - Nine Months Ended September 30, 2014 and 2013 - Revenues - Subscription Services Revenue” in the table for “Average monthly subscription revenue per subscribing dealership” the amount for the nine months ended September 30, 2014 should be 1,152, the variance amount should be 401 and the variance percentage should be 53%.

Also on page 39 of the Original Form 10-Q, under “Results of Operations - Nine Months Ended September 30, 2014 and 2013 - Revenues - Subscription Services Revenue” in the table for “Subscribing dealers in U.S. and Canada as of end of the period” the amount for the nine months ended September 30, 2014 should be 24,089, the variance amount should be 5,834 and the variance percentage should be 32%.

The “average monthly subscription revenue per subscribing dealer” and the “number of subscribing dealers” in the first paragraph under the table which were reported as increasing 58% and 31%, respectively, should have been listed as increasing 53% and 32%, respectively.

All other information in the Original Form 10-Q remains unchanged and does not otherwise reflect events occurring after the filing of the Original 10-Q.

Part I, Item 2 of the Original Form 10-Q is hereby amended and restated as follows:

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net loss, adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income, capital expenditure data and transactions processed):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
GAAP net income (loss)	$2,108		$5,795	$(10,909)		$9,600

Non-GAAP Financial Measures and Other Business Statistics:
Adjusted EBITDA (non-GAAP) (1)	$57,267		$32,589	$137,903		$89,653
Adjusted net income (non-GAAP) (1)	$25,316		$17,646	$59,230		$46,708

Capital expenditures, software and website development costs	$21,670		$11,070	$69,066		$40,372
Active dealers in our U.S. network as of end of the period (2)	20,334		20,238	20,334		20,238
Active lenders in our U.S. network as of end of the period (3)	1,511		1,378	1,511		1,378
Active lender to dealer relationships as of end of the period (4)	204,338		191,548	204,338		191,548
Transactions processed (5)	31,391		27,172	90,620		77,454
Average transaction price (6)	$2.82		$2.74	$2.82		$2.71
Transaction revenue per car sold (7)	$8.86		$7.70	$9.40		$7.92
Subscribing dealers in U.S. and Canada as of end of the period (8)	24,089		18,255	24,089		18,255
Average monthly subscription revenue per subscribing dealership (9)	$1,253		$758	$1,152		$751
Active dealerships on advertising platform as of end of the period (10)	8,143		*	8,143		*
Average monthly advertising spend per dealer rooftop (11)	$2,041	$	*	$1,905	$	*

*	Historical amounts not applicable

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expenses and certain other items that we do not believe are indicative of our ongoing operating results.

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

Subscription Services Revenue.  The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealer.com, Customer Focused Marketing, Inc. (CFM), and ASR Pro as well as from organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics:

	Three Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,253	$758	$495	65%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,089	18,255	5,834	32%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 65% and 32%, respectively. Dealer.com, CFM, and ASR Pro contributed $44.7 million to subscription services revenue for the three months ended September 30, 2014. In addition, we had continued success in selling DMS and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

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

Subscription Services Revenue. The increase in subscription services revenue is primarily a result of additional subscription services revenue from the acquisitions of Dealer.com, CFM, and ASR Pro as well as from organic growth. The net increase in subscription services revenue was a result of the following changes in our key business metrics:

	Nine Months Ended September 30,		Variance
	2014	2013	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,152	$751	$401	53%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,089	18,255	5,834	32%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 53% and 32%, respectively. Dealer.com, CFM, and ASR Pro contributed $101.2 million to subscription services revenue for the nine months ended September 30, 2014. In addition, we had continued success in selling DMS and F&I products, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

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

Part II, Item 6 of the Original Form 10-Q is hereby amended and restated as follows:

Item 6 Exhibits

The Exhibit Index following the signature page to the Original Form 10-Q is hereby amended and restated as follows:

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

3.1(2) Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2(3) Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3(2) Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

31.1* Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Mark F. O’Neil, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (abbreviated for Form 10-Q/A).

31.4 Certification of Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (abbreviated for Form 10-Q/A).

32.1* Certifications of Mark F. O’Neil, Chairman, President and Chief Executive Officer, and Eric D. Jacobs, Executive Vice President, Chief Financial and Administrative Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101* The following financial statements from Dealertrack Technologies, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

(1) Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013.

(2) Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 25, 2014.

(3) Incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2013.

* Filed with the Original Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dealertrack Technologies, Inc.

November 10, 2014	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

