Form 10-K
period 2014-12-31
Dealertrack Technologies, Inc
filed 2015-02-25
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51653

DEALERTRACK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2336218 (I.R.S\ation Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,394 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $45.34 per share).

As of February 1, 2015, 54,362,527 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Dealertrack Technologies’ web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set, including:

•	Digital Marketing solutions, which provide websites, digital advertising, and other digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide franchised and independent dealers with powerful dealer management systems (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which provide vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

In January 2015, we completed the acquisition of more than 99% of the voting equity of incadea plc (the acquisition of incadea) (incadea), a leading provider of dealer management system (DMS) software and services to the global automotive retail and wholesale market.

We are headquartered on Long Island in Lake Success, N.Y.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries.

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

Our Vision and Our Market

Our vision is to deliver the market leading suite of integrated technologies capable of transforming automotive retailing. In the United States and Canada, we are a vertically oriented, integrated Software-as-a-Service (SaaS) business that helps our customers increase sales, deliver efficiency, reduce processing times, and improve profitability in all major segments of the automotive retail industry.

Despite its significant size and importance, the auto retail industry has traditionally had to overcome a lack of integrated and automated workflows resulting from a complex mix of providers and technologies. This has been exacerbated by the rapid move of car shopping from traditional channels to the online medium. Dealertrack has and will continue to engineer the online to in-store retail workflow to enhance the customer experience while synchronizing advertising spend with inventory turns that delivers improved returns on investment. By utilizing our end-to-end set of solutions, our customers are provided with the unified data and analytics necessary to develop and support their operational and market strategies.

Examples of how our solutions enable industry transformation include:

•	Our online credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. Before we entered the market with our online credit application product, dealers and lenders traditionally relied upon fax and mail delivery methods for processing their offerings. This method produced lengthy processing times, resulted in errors and omissions, and increased the cost of assisting the consumer in securing financing. The cumbersome nature of this process limited the range of options available to consumers and delayed the availability of financing.

•	Our addition of Dealer Dot Com, Inc. (Dealer.com) enhances our customers’ ability to leverage the digital revolution through a more connected, more efficient and more integrated online to in-store experience. For example, Dealer.com’s ControlCenter anchors a car dealer’s marketing and operations through an intuitive interface with program-wide analytics, giving dealers a common dashboard/interface to access our products. Further, our Digital Retailing tools help better engage shoppers on dealer’s websites by completing the financing, payment and trade-in value information before a shopper steps into a showroom.

•	Our investment in integrating data and workflows between various dealer systems and products such as the DMS, customer relationship management (CRM), F&I and Inventory solutions, as well as our Digital Marketing offerings, have allowed dealers to streamline their back office, sales and customer functions, including accounting, inventory, parts and service and manufacturer and customer communications, while creating a better online and in-store buying experience for car shoppers. Dealers have also deployed our CRM software to track consumer behavior and maintain active post-sales relationships to increase after-sales service revenues and customer retention. These systems typically reside within the physical dealership and have not historically been fully integrated with each other or with dealership systems and processes. Whenever data is put into separate systems, there are inefficiencies that slow the sales and customer management process, as well as risk of inconsistent or contradictory information across a dealership. Continued integration of our products and systems will help reduce or eliminate these data issues and inconsistencies across dealership systems and processes, and help deliver an improved customer experience.

•	Our eContracting and paper processing services provide lenders with automotive retail contracts and related documents in an electronic format. We also integrate the products and services of third-party service and information providers, such as credit reporting agencies and aftermarket providers.

In short, our ability to drive revenue, automate processes, and leverage data is a compelling value proposition for our customers, while the efficiencies gained from connecting in-store operations to website and advertising programs benefit both manufacturers and dealerships of all sizes, regardless of the size of their IT department or level of in-house technology sophistication.

The acquisition of incadea positions us as a global provider of automotive retail software solutions, expanding our global addressable market and installed base. In addition, it strengthens and broadens our existing relationships with global OEMs, dealers and other customers in automotive retail, while helping accelerate incadea’s growth prospects by leveraging our relationships and resources.

Our Acquisition History

Since our inception in 2001, we have completed more than 25 strategic and/or complementary acquisitions which have helped to expand and improve our breadth of services and offerings to better address the ever-changing automotive retailing marketplace. In 2014, we closed two acquisitions, and in January 2015 we completed the acquisition of incadea:

•	Dealer Dot Com, Inc. (Dealer.com), a leading provider of comprehensive digital marketing and website solutions and services for the automotive retail industry. Our Digital Marketing solutions consist of Dealer.com, as well as our Interactive solutions from our previous acquisition of eCarlist, LLC and ClickMotive, LLC (ClickMotive). As a result of our acquisition of Dealer.com, we have significantly expanded our digital marketing offerings to include a uniquely connected family of digital advertising solutions and services, tapping into the growing digital advertising market in support of our dealer customers.

•	ASR Pro, LLC. (ASR Pro), a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships. The acquisition expands our addressable market of software solutions to include the vehicle service and repair market.

•	Incadea plc (incadea), a leading provider of DMS software and services to the global automotive retail market. Incadea has long-term relationships with a number of global OEMs and serves more than 75,000 end-users. Through this acquisition, the number of countries in which our solutions are used increased to over 90, giving us a significant presence in North America, Europe, and the Asia-Pacific.

Our Customers

While our primary customers are automotive dealers and lenders, our customers also include aftermarket providers, OEMs, and other service and information providers to the automotive retail industry. We primarily generate revenue on a transaction, subscription, or advertising basis, depending on the customer and the product or service provided.

In the United States and Canada, we use a SaaS delivery model, which we believe is an efficient method for providing products and services to our customers. Our high-value web-based solutions are open and flexible. Our customers can access our highly specialized applications on-demand, avoiding the expense and difficulty of installing and maintaining them independently.

With the acquisition of incadea in January 2015, we expanded our relationships with global OEMs and value added resellers (VARs). Currently, incadea’s DMS, CRM and Business Intelligence products are generally under a perpetual license and maintenance model. However, in the markets that incadea serves, there has been a growing trend towards more centralized SaaS hosting of products and services in the automotive retail market, similar to the way that we operate in the United States and Canada.

Dealers

We offer franchised and independent dealers a suite of integrated technologies, including our DMS, CRM, Inventory, F&I, and Digital Marketing solutions that significantly shorten financing processing times, increase efficiencies across the dealership, and allow dealers to spend more time selling automobiles and increase dealer profitability. We give each dealership the ability to select the specific tools they need to reduce costs, increase profits and sell more vehicles. The subscription agreements with our dealers typically run for one to three years, with one-year or month-to-month automatic extensions. The trend in the industry is towards shorter initial term contracts, including in certain cases, month-to-month contracts.

Our Digital Marketing solutions include digital marketing tools, such as award-winning desktop and mobile website design, search engine optimization (SEO), search engine marketing (SEM), social media and reputation management tools. These web-based solutions help dealerships expand their online presence to attract and convert more shoppers and achieve higher quality leads and conversion rates. In addition, Dealertrack Digital Retailing enables a website visitor to begin the purchase process by personalizing payment configuration, applying for financing and valuing their trade.

We offer two comprehensive DMS solutions, one for the United States and one for use internationally, to help dealers manage functions across their entire business from the showroom to the services and parts department, and a complete suite of other subscription solutions that complement our credit application processing product, allowing dealers to integrate and better manage their business processes. For example, our newly acquired fixed operations offerings help track, measure, and manage service sales and utilization for dealers to create additional service opportunities, increase profits, improve customer satisfaction and grow their customer base.

Our Inventory solutions help dealers improve their inventory management, merchandising, and vehicle appraising, as well as more efficiently ship and transport vehicles. Our CRM solution gives dealers valuable visibility and insight into the customer, helping drive customer service, satisfaction and loyalty. With our Marketing Services, dealers can also further extend their customer interaction and outreach to include personalized campaign planning, execution and measurement.

Our F&I solutions include our web-based credit application processing product that allows automotive dealers to originate and route their consumers’ credit application information. Once a dealer enters a consumer’s information into our system, the dealer can distribute the credit application data electronically to one or multiple lenders and obtain credit decisions quickly, efficiently and at no charge to the dealer, as transaction fees are payable by the lenders. Our solutions also streamline the vehicle and aftermarket sales processes, including allowing dealers and consumers to complete finance contracts electronically. With contracts completed electronically, dealers can transmit them to participating lenders for funding, further streamlining the financing process and reducing transaction costs for both dealers and lenders.

We also provide electronic and paper solutions to dealers for registering vehicles, eliminating the need for the dealers to interact or visit a State’s Department of Motor Vehicle office. Our Registration & Titling solutions are currently being used in 15 of 27 states that allow for electronic registration and/or titling of vehicles. We also support cross-state vehicle registration in all 50 states through the use of our web-based RegUSA tool.

Lenders

Our network of lenders includes national and regional lenders, prime, near prime and non-prime lenders, local banks, captive lenders and credit unions. Our agreements with our lender customers are typically transactional-based and run for one to three years, with one-year automatic extensions.

Our on-demand credit application processing and electronic contracting products eliminate expensive and time-consuming inefficiencies in legacy paper systems, and thereby decrease lenders’ costs of originating loans or leases. We also offer a digital contract processing solution, which can provide lenders with automotive retail contracts and related documents in a digital format. We believe our solutions significantly streamline the financing process and improve the efficiency and profitability of each financing transaction. We electronically transmit credit application and contract data, reducing costs and errors, while improving efficiency for both prime and non-prime lenders. We also believe that our credit application processing product enables our lender customers to increase credit originations. Our network is configured to enable our lender customers to connect easily with dealers with whom they can establish new business relations. We believe that lenders who utilize our solutions experience a significant competitive advantage over lenders who rely on the legacy paper and facsimile processes. We currently have more than 1,500 lenders who utilize our U.S. credit application processing network.

Additionally, our solutions and services allow lenders to outsource manual and physically intensive automotive financing tasks, helping create greater workflow and cost efficiencies for these financial institutions. More than 6,700 banks, automotive finance companies and credit unions in the United States leverage our collateral management solutions to help with the administrative and management of electronic liens in each of the 21 currently eligible states. For states that do not yet offer electronic lien and title processing, we can also handle paper titles to help deliver a truly paperless process for lenders and dealers.

OEMs

Both of our DMS platforms streamline manufacturer interactions by integrating the system with vehicle manufacturers for vehicle ordering, warranty claims, part orders and returns, financial statement submission and other information. We also offer other comprehensive technology and development services to vehicle manufacturers to improve online interactions and awareness, increase vehicle sales, and improve the efficiency of interactions with franchised dealerships. Our dealer websites that are offered in the U.S. are often endorsed as exclusive or preferred solutions by OEMs as part of their digital marketing initiatives. Our digital advertising and marketing offerings help U.S. OEMs and their dealerships build brand consistency and visibility across a variety of digital platforms, including websites, mobile devices and social media platforms.

Incadea’s global technology platform supports OEMs across the fragmented international marketplace, providing OEM customers with solutions that create processing efficiencies in multiple markets. In certain markets, OEMs may dictate a single DMS solution. When dealers have a choice in technology, an OEM’s endorsement of a DMS solution can significantly influence a dealer’s DMS selection.

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

Other Service and Information Providers

Our web-based solutions enable third-party service and information providers to deliver their products and services more broadly and efficiently, which increases the value of our integrated solutions to our dealer customers. We believe we offer our third-party service and information providers a secure and efficient means of delivering their data to our dealer and lender customers. For example, credit reporting agencies and resellers can provide dealers with consumer credit reports electronically and integrate the delivery of the consumers’ credit reports with our credit application processing and other products. Additionally, our Inventory solutions integrate real time pricing data and wholesale auction data to give dealers access to available market information and provide a network for dealer, brokers and transportation carriers to arrange transportation services.

Our Growth Strategy

Our growth strategy includes leveraging our position as a leading provider of technology solutions to the global automotive retail industry. Key elements of our growth strategy are:

Sell Additional Solutions and Services to Our Existing Customers (Greater Share of Wallet)

In the United States, we believe that a significant market opportunity exists for us to cross-sell additional solutions and services to the approximately 20,000 dealer customers who utilize our credit application processing solution or purchase one or more of our subscription-based solutions or services. Similarly, the more than 1,500 lenders who utilize our U.S. credit application processing network and the more than 6,700 lenders who leverage our collateral management solutions represent market opportunities for us to sell our electronic and digital contracting solutions, as well as our other lender solutions.

Globally, the addition of incadea gives the company multiple sales opportunities with OEMs worldwide. Often, incadea offers its DMS to an OEM in one market and then expands the offering into other geographic markets.

Expand Our Customer Base

We intend to increase our market penetration by expanding our automotive dealer and lender customer base through the efforts of our direct sales force. As of December 31, 2014, we had more than 1,500 active lender customers in the United States on our credit application processing network. Our focus is on adding additional select regional banks, credit unions, financing companies and the captive financing affiliates of automotive manufacturers to our network. Our long-term strategic partnership with American Honda Finance Corporation is an example of this.

We also intend to increase the number of other service and information providers in our networks by adding, among others, insurance and other aftermarket service providers. During 2014, we expanded our current and potential customer base through the acquisitions of Dealer.com and ASR Pro. We expanded internationally with the acquisition of incadea in January 2015.

We provide credit application solutions and subscription services for more than 90% of franchised dealers. The opportunities to expand our customer base include independent dealers and other geographic markets.

Expand Our Product and Service Offerings

We plan to further expand our suite of solutions and services to address the evolving needs of our dealers and other customers. We focus on making our solutions accessible, and continuously bringing our offerings to new levels of usability and functionality. Over the past couple of years, we also successfully established a market for our digital retailing tools that dealers and other third-party service providers can use to enhance their websites and improve both the online and in-store sales process for consumers. In 2013, we expanded our mobile offerings for dealers with the introduction of eMenu for the iPad. In 2014, we helped redefine how web-based management solutions are used by automotive dealers with the introduction of Dealertrack DMS 2.0. Further, we increased our solution depth in the parts and service area of the dealership via the ASR Pro fixed-operations management product. The acquisition of incadea creates new opportunities to introduce and educate the marketplace on the value of Dealertrack’s experience and expertise, and cross-sell our solutions globally.

We continue to identify a number of opportunities to leverage our network of relationships and our core competencies to benefit dealers, lenders and other service and information providers. An important current focus is to develop significant new workflow integrations between our offerings and graphical interfaces that will lead to greater productivity and efficiency for our customers. We are also focused on maximizing the number of transactions in which we are involved in on each car sold in the U.S. and Canada. We continue to expand our offerings by adding more states in which electronic processing of registrations is offered.

In addition, as a result of our acquisition of Dealer.com, we have significantly expanded our digital marketing offerings to include a uniquely connected family of digital advertising solutions and services, tapping into the growing digital advertising market in support of our dealer customers.

Pursue Acquisitions, Strategic Alliances and Partnerships

We have supplemented the organic growth of our business through acquisitions. For example, in 2014, we completed the acquisition of Dealer.com and ASR Pro, and in 2015, we completed the acquisition of incadea. Similar to Dealertrack, incadea has also grown both organically and through acquisitions.

In executing our acquisition strategy, we have and will continue to focus on identifying businesses that we believe will increase our market share or that have products, services, and technology that are complementary to our product and service offerings. We believe that our success in completing acquisitions and integrating them into our business has allowed us to maintain our leadership position in the industry, enhance our network of relationships, and accelerate our growth. We intend to continue to grow and advance our business through acquisitions, strategic alliances, and partnerships with state and industry associations. We believe that acquisitions and strategic alliances will allow us to enhance our solution and service offerings, sell new solutions using our networks, strengthen our technology solutions, reduce operating costs and/or increase our market share, while our state and industry partnerships will allow us to expose the breadth of our offerings to more dealers and lenders.

Solutions

In the United States, we offer a comprehensive portfolio of intuitive Dealertrack-branded tools and services. Our solutions address most aspects of the end-to-end car buying process, including vehicle research, locating vehicles with a dealership or retail portal, trade-ins, deal structure, financing, registering and final vehicle delivery as well as the management and storage of related collateral documents, liens, and titles. Each of the solutions may offer products in various aspects of the dealer-facing and lender-facing processes, both online and in the showroom.

Revenue Type
U.S. Dealer Solutions - Products and Services	Subscription	Transaction	Advertising (A) and Other (O)

Digital Marketing solutions:
Dealer Websites	S	-	-
Mobile Websites	S	-	-
Search - SEO and SEM	S	-	A
Digital Advertising	S	-	A
Social & Reputation Management	S	-	-
Digital Retailing - SmartFind™, PaymentDriver®, FinanceDriver®, TradeDriver® and ProtectionDriver®	S	-	-
Managed Services	S	-	-
Digital Retailing App	S	-	-

Dealer Management solutions:
Dealertrack DMS for Franchise Dealers	S	-	O
Dealertrack DMS for Independent Dealers	S	-	O
Service Pro (formerly ASR Pro)	S	-	O
Service Check-In	S	-	O
Mobile Mechanic	S	-	O

F&I solutions:
Dealertrack Credit Application Network (free to dealers)	-	-	-
Credit Bureau Access Platform	-	T	-
BookOut	S	-	-
Dealertrack Compliance	S	T	-
Dealertrack eContracting	S	T	-
DealTransfer®	S	-	-
CreditOnline®	S	-	-
SalesMaker™	S	-	-
Dealertrack eMenu	S	-	-
Dealertrack Aftermarket Network	-	T	-

Inventory solutions:
Dealertrack eCarList®	S	T	O
Dealertrack AAX®	S	T	O
Dealertrack MarketPlace	-	T	-
Dealertrack SmartChat®	S	-	-
TrueTarget® and TrueTarget® Mobile	S	-	-
Dealertrack Marketing Services	S	-	-
Dealertrack CRM	S	-	-
CentralDispatch®	S	-	-
jTracker®	S	-	-
MoveCars	S	-	-
TrueScore	S	-	-
AutoInk and eBay Listing and Merchandising Tools	-	T	-

Registration & Titling solutions:
Dealertrack OLRS®	-	T	-
Dealertrack RegUSA®	-	T	-

Revenue Type
Lender Solutions - Products and Services	Subscription	Transaction	Advertising (A) and Other (O)

F&I solutions:
Dealertrack Credit Application Network	-	T	-
Credit Bureau Access Platform	-	T	-
Dealertrack eContracting	S	T	-
BookOut	S	-	-

Collateral Management solutions:
Dealertrack Electronic Lien & Title (ELT)	-	T	-
Dealertrack Vehicle Title and Collateral Administration	-	T	O
Dealertrack eDocs	-	T	O

Digital Marketing solutions:

Our Digital Marketing solutions include digital marketing tools, such as award-winning desktop and mobile website design, SEO, SEM, digital retailing, social media and reputation management tools. These web-based solutions help dealerships expand their online presence to attract and convert more shoppers and achieve higher quality leads and conversion rates. Product offerings in this solution include:

Dealer Websites are customizable and scalable websites, which are feature rich and search engine optimized.

Mobile Websites are an intuitive, responsive, easy-to-use mobile website platform that provides robust capabilities allowing dealers to connect with customers anytime, anywhere on any mobile device.

Search – SEO and SEM affords dealers with tracking, campaign management, keyword generation, geo targeting, and other tools to drive improved rankings and organic search results, leading to increased website visibility, leads and sales.

Social & Reputation Management brings social and reputation management together in an innovative suite of tools that simplifies the management of a dealer’s social media presence within the online domain. These social components bring social media outlets together and allow dealers to monitor and shape their online presence and reputation.

Managed Services ensures successful digital campaigns through integrated digital content coordination, execution, and management. Professional specialists integrate every major digital discipline under a center point of contact and implement them holistically and efficiently across the website platform. Digital Marketing Managed Services currently available include:

•	Premium SEO is a managed service where our specialists in the area of Search Engine Optimization can design, deploy and measure SEO programs for dealerships or dealer groups with limited resources or budget.

•	Managed Social is a managed service where our social media experts can design and implement a social media program, as well as staff, manage, monitor and report on social media engagement, activities and programs for a dealership or dealer group.

•	Content and Creative is a managed service where our dedicated professional designers meticulously follow a dealer’s campaign strategy and goals to create compelling website content including homepage slideshows, campaign landing pages, and other strategic creative.

Digital Retailing allows visitors to dealerships’ websites to find their right vehicle, review pricing and payment options, as well as obtain a trade-in offer, all in line with a dealership’s criteria, and capture finance leads for dealers. These are all designed to assist in streamlining the vehicle purchase process. These tools can be embedded in third-party websites and can also be included in dealer websites. Dealertrack’s Digital Retailing tools currently available include:

•	SmartFind ™ is a web service that uses proprietary “best match” search algorithms to return a ranked list of available vehicles in inventory, based upon a consumer’s specific search parameters, and perform robust comparisons of actual vehicles in inventory.

•	PaymentDriver ® is a web-based finance payment calculation service for automotive retail portals and websites, giving consumers the ability to generate accurate monthly payments for specific vehicles based on the most current finance rates and residual data available from a dealership’s finance partners.

•	FinanceDriver ® is a web service that allows automotive retailers to provide robust financing services to consumers during the vehicle research process, including the ability to complete a simplified credit application online.

•	TradeDriver ® is a web service enabling dealers to provide website visitors with a trade-in offer on used vehicles based on dealer-controlled configurations.

•	ProtectionDriver ® is a web service that empowers shoppers to explore F&I options on dealer’s websites during the early stages of the shopping process.

•	Digital Retailing App creates a faster and more efficient sales process with customers by giving dealers direct mobile access to leads, inventory and finance data, and the ability for consumers to submit credit applications directly from the showroom floor.

Digital Advertising – Our Unified Advertising Exchange (UAX) is a connected family of digital advertising solutions and services that contribute to the delivery of cohesive advertising campaigns across multiple digital channels. The UAX includes optimized retargeting, paid search, display and social media advertising options for dealers.

Dealer Management solutions:

In the United States, our DMS provides dealers with easy-to-use tools and real-time data access to enhance their efficiency and control their business across every department and for multiple locations. The SaaS-based system provides an open and secure platform that allows dealers to integrate and manage all of the primary functions of their store operations including: vehicle sales, portfolio management, showroom management, service department, general ledger, automated dispatching, parts inventory and invoicing, electronic repair order, service price guides, vehicle inventory, contact management, payroll, and personnel management.

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

The acquisition of ASR Pro (now known as Dealertrack Service Pro) augments our existing integrated suite of offerings available with the Dealertrack DMS. Service Pro is designed to maximize workflow efficiencies and increase profitability for automotive service and parts departments within dealerships. Service Pro applications – Service Check-In and Mobile Mechanic – help to streamline the workflow across service and parts departments.

F&I solutions:

Our F&I solutions allow dealers to streamline the entire sales process as they structure deals from a single integrated platform, including our Compliance offering which helps dealers meet legal and regulatory requirements, and protect their assets. Product offerings in this solution include:

Dealertrack Credit Application Network facilitates the online credit application process by enabling dealers to pull credit bureau data and transmit consumers’ credit application information to one or multiple lenders and obtain credit decisions quickly and efficiently. Generally, our dealer customers maintain active relationships with numerous lenders. We offer each lender customer the option to provide other value-added services to dealers that facilitate the financing process, including dealer reserve statements, payoff quotes, prospect reports for consumers nearing the end of their current loan or lease, and reports of current financing rates and programs. We offer mobile accessibility to our Dealertrack Credit Application Network via both Android-based and iOS devices. One feature of our mobile application is the function allowing dealer and lender users to check credit application and contract statuses for individual dealers.

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

Dealertrack Compliance provides dealers with a safe and reliable method to sign, store and protect customer and financing activity at the dealership. It also provides safeguards, such as limited access to sensitive information based on a user’s role and permission, as well as Red Flags and U.S. Treasury’s Office of Foreign Assets Control (OFAC) compliance checks, to help reduce compliance risk by handling every customer financing deal consistently.

Dealertrack eContracting allows dealers to obtain electronic signatures and transmit contracts and contract information electronically to lenders that participate in eContracting. eContracting increases the speed of the automotive financing process by replacing the cumbersome paper contracting process with an efficient electronic process. Our eContracting solution also offers the ability to review and sign documents on an iPad or Android-based tablet.

DealTransfer ® permits dealers to transfer transaction information directly between select dealer management systems and our Dealertrack credit application network. This allows dealers to avoid reentering transaction information once the information is on their system.

CreditOnline ® allows visitors to a dealership’s website to securely submit personal and confidential credit application data online, which the dealer can then access by logging onto the Dealertrack credit application network. All credit application data completed online by the customer appears along with the information the dealer has entered, eliminating the need to re-enter personal information into the system when a customer arrives at the dealership.

SalesMaker ™ is a desking system, which enables dealers to search hundreds of current lender programs in our database, and find the financing or lease program that is best for a consumer and the most profitable for the dealership. SalesMaker also assists dealers in finding financing for consumers with low credit scores, while maximizing dealership profitability. In addition, dealers can quickly pre-qualify prospective consumers and then match the best lender programs against their available inventory.

Dealertrack eMenu allows dealers to consistently present consumers with the full array of insurance and other aftermarket product options they offer in a menu format. The product also creates an auditable record of the disclosures to consumers during the aftermarket sales process, helping to reduce dealers’ potential legal risks. Dealertrack eMenu is also utilized as part of the Dealertrack Compliance offering. We also offer eMenu for iPad on which dealers can present content to consumers in the dealership’s showroom and F&I department. The mobile application includes a consumer-facing survey tool, dealer messaging, presentation of F&I product videos, product descriptions and pictures. Dealers can use the iPad application to build and present product options with pricing and customer signature capture capabilities.

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

Inventory solutions:

Our Inventory solutions provide vehicle inventory management, merchandising and transportation solutions to help dealers drive higher in-store and online traffic with real-time listings designed to accelerate used-vehicle turn rates and increase dealer profits. Product offerings in this solution include:

Dealertrack eCarList ® is an inventory management and distribution platform for the automotive retail market, enabling dealers to appraise, price and merchandise vehicle inventory online in real-time. The Dealertrack eCarList platform combines inventory management tools and services to enrich access to, and presentation of, inventory data and vehicle descriptions across marketing mediums in a complete and uniform fashion. In addition, the suite of Dealertrack eCarList tools and solutions deliver comprehensive vehicle retail pricing directly to a dealership’s desktop or mobile device, helps dealers improve SEO and SEM results, and enhances dealer’s websites by delivering rich and robust inventory and market data.

Dealertrack AAX ® is a full-featured inventory optimization and analytics system. Dealers can identify high-profit, fast turning vehicles quickly, and easily adjust prices to be more competitive. The robust optimization and analytics reporting is designed for multi-store inventory optimization. Daily performance tracking is enabled by real time reporting and custom built inventory modeling. The solution also includes functionality to help a dealer appraise vehicles, source vehicles and access vehicle pricing recommendations, vehicle performance scores, as well as dealership transactional history. Consulting services optimize inventory management and enhance product performance.

In January 2014, we launched a comprehensive suite of inventory management tools called Inventory+, which integrates features of Dealertrack eCarList and Dealertrack AAX.

Dealertrack MarketPlace is a full-featured destination where dealers come together to buy and sell vehicles through the Dealertrack network. MarketPlace reduces the amount of time and expense that dealers expend to acquire a vehicle by providing market-driven analytics to match buyers and sellers while helping dealers locate vehicles.

Dealertrack SmartChat ® allows dealers to send retail and wholesale data straight to a smartphone or mobile device, and is fully integrated with Dealertrack’s Inventory suite.

TrueTarget ® is an advanced vehicle analytics web service that delivers real time vehicle-related data from industry sites, including AutoTrader, Cars.com, eBay Motors, and Carfax.

TrueTarget® Mobile provides dealers with accurate and timely vehicle pricing, metrics and wholesale data from industry-leading websites straight to any smartphone or tablet.

Dealertrack Marketing Services offerings include a number of services and technology solutions that help automotive dealerships better manage database marketing and customer communications, including prospects, sales, and services.

Dealertrack CRM is a CRM system encompassing automotive customer relationship management and prospect follow-up in one platform, including Internet Leads Management. The solution includes a mobile application-based solution for iPads and iPhones as well as a desktop solution.

CentralDispatch ® is a complete turn-key web-based automobile transport network that connects more than 7,800 automobile carriers in North America with dealers and other industry retailers to ship vehicles both nationally and internationally.

jTracker ® is a web-based CRM solution for managing automobile transportation projects and assignments for industry brokers.

MoveCars is an online directory of vehicle shippers and automotive transportation companies and resources.

TrueScore delivers an instant real-time snapshot of vehicle market demand, a dealership’s history, group needs and real transactional sales data. This advanced vehicle web tool provides unprecedented insight into a vehicle’s potential performance.

AutoInk and eBay Listing and Merchandising Tools save dealers time and money by delivering instantaneous sync to certain third party sites, via desktop or mobile. These tools help deliver enriched advertising messages with robust descriptions and powerful photographs with premier distribution to leading websites.

Registration & Titling solutions:

Our Registration & Titling solutions include the following electronic motor vehicle registration and titling applications:

Dealertrack OLRS ® (Online Registration System) is a software-assisted service that provides a do-it-yourself version of department of motor vehicle processing for dealers. The service, which allows for online, real-time motor vehicle registration and/or titling directly from an authorized retailer’s office is currently available in the following states: California, Connecticut, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia and Wisconsin.

Dealertrack RegUSA ® is a convenient way to handle cross-border vehicle transactions for all 50 states. RegUSA processes vehicle deals for all states, ensuring that the out-of-state registration and titling, including liens, are completed in an accurate and timely fashion. eRegUSA is an extension of this core service offering, and provides subscription-based services for estimating state motor vehicle fees and sales tax and electronically populating many motor vehicle forms.

Collateral Management solutions:

Our vehicle collateral management services manage over 43 million titles, storing approximately 17 million physical paper titles and another 26 million electronic titles. Dealertrack’s service offerings in this space include:

Dealertrack Electronic Lien & Title (ELT) platforms allow our customers to place, monitor and release liens on vehicles in their portfolio in certain ELT eligible states. Dealertrack’s ELT offering can be implemented as a standalone solution or as part of a single integrated platform with the Dealertrack Title and Collateral Administration offering and services.

Dealertrack Vehicle Title and Collateral Administration is a comprehensive title management solution that includes lien perfection monitoring, paper and electronic title management, imaging and storage of paper titles, and discrepancy identification.

Dealertrack eDocs digital contract processing service receives paper-based contracts from dealers, digitizes the contracts and submits them electronically to the appropriate lender. Services also include data entry and data verification.

International Products and Services:

With the acquisition of incadea in January 2015, our DMS solution offerings were expanded to the global markets outside of the United States. Incadea’s solution offerings, built on proven Microsoft technology, include:

•	incadea.engine, a traditional on-premise DMS solution that enables car dealers to improve operating efficiency and operate in any vehicle dealership business environment across multiple languages, brands, branches and currencies.

•	incadea.myengine, a next generation cloud-enabled DMS solution with increased flexibility and functionality that allows dealers to increase business agility, enhance customer experience and improve operations and support leading OEMs across significant markets.

•	incadea.cvrm, a CRM application to manage the customer and vehicle lifecycle including lead management, campaign management, contact management, sales process and performance reporting services.

•	incadea.bi, a business intelligence tool for business analysis, reporting and planning.

Prior to the acquisition of incadea in January 2015, we operated only in the United States and Canada. With the acquisition of incadea, we now have customers in over 90 countries outside of the United States and Canada.

International Operations

In Canada, our subsidiary Dealertrack Canada Inc. is a leading provider of on-demand credit application and contract processing services to the indirect automotive finance industry. We also offer select subscription solutions in Canada. For the years ended December 31, 2014, 2013 and 2012, our Canadian operations generated approximately 6%, 9% and 10% of our net revenue, respectively. Long-lived assets in Canada were $32.3 million, $39.7 million and $44.8 million as of December 31, 2014, 2013 and 2012, respectively.

In January 2015 we acquired incadea, which has operations in 13 countries and serves customers in over 90 countries across Europe, Russia, and the Asia-Pacific. Incadea’s network of worldwide certified channel partners serves a growing community of more than 75,000 worldwide end users through 15 operating subsidiaries and 15 VARs. For information regarding risks associated with our international operations, see Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K, including the risk factor titled “We have customers in over 90 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations and financial condition.”

Technology

Our technology platforms are robust, flexible and extendable and are designed to be integrated with a variety of other technology platforms. We believe our open architecture is fully scalable and designed for high availability, reliability and security. Our technology includes the following primary components:

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

We are increasingly deploying open source technologies in our development environment. We believe these open source systems will enable software development that is faster and more flexible. This will allow us to increase the quantity and quality of products we deploy through increased flexibility and decreased time prior to deployment.

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

With the addition of incadea, we also added Microsoft as a significant partner. The incadea product portfolio is based on Microsoft’s leading enterprise platform. In 2013, incadea was named one of Microsoft's top 22 global Independent Software Vendors (ISV). Previously in 2008, incadea achieved President’s Club and InnerCircle, indicating Microsoft has ranked incadea at the top of the Microsoft Dynamics global network of partners. Inner Circle membership is considered to be the highest reward for Microsoft partners and is the result of demonstrated key investments towards customer satisfaction by having an active Microsoft Dynamics partner service plan and an active ERP, CRM or ISV competency in the Microsoft Partner Network.

Through this relationship, we are able to leverage Microsoft’s investment in delivering high quality solutions to our customers. For example, incadea.connect is now available with the next generation DMS offering incadea.myengine. The solution utilizes the Microsoft Azure public cloud offering, leveraging the benefits of automated and unlimited scaling to meet customer demands for a mobile tablet application for the sales and service user roles. Further, with Microsoft Dynamics AX providing a modern and powerful ERP system, incadea and Microsoft have initiated the co-funded development of an automotive enterprise platform based on AX, in order to fulfill the sophisticated needs of large dealer groups and importers. We believe that the partnership will continue to result in further innovation and new and improved solutions for our customers.

Infrastructure

Our technology infrastructure is hosted externally and consists of multiple production and disaster recovery sites. Our production sites are fully hardware redundant. Our customers depend on the availability and reliability of our products and services and we generally employ system redundancy to minimize system downtime.

Security

We believe that we offer secure, reliable and trusted service networks. We have built our security program utilizing a “Defense in Depth” security strategy. Our multi-layered approach is designed to protect our applications, physical infrastructure and network infrastructure. Our website environments are governed by high security standards that include multi-tiered firewall infrastructure that allows for multiple layers of protection on our network and intrusion detection systems to alert of potential network security threats. Our primary production firewalls and intrusion detection systems are both managed and monitored continuously by an independent security management company. Our internet communications are encrypted using https 128-bit encryption. We also utilize authentication and authorization software solutions to securely manage user access to our applications. Once a user has been authorized, access control to specific functions within the site is performed by the application. Our security program includes having external and internal vulnerability assessments performed on a regular basis to test for security vulnerabilities. We have implemented patch management and server hardening processes to protect against security vulnerabilities inherent in many industry-standard software, systems and applications. We use leading anti-virus solutions to protect its servers and workstations.

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

In late 2013, we realigned our dealer sales team in the United States so that we could provide a sales account management structure focused on strategic accounts, key accounts, and independent groupings. This provides one sales contact per dealer who can involve specialized sales team members as needed for more involved product sales.

Lender relationships are managed by account teams focused on adding more lenders to our credit application network and increasing the use of our eContracting, eDocs, and collateral management offerings. Relationships with automotive manufacturers are managed by a dedicated OEM relationship management team that is also responsible for introducing our solutions to automotive manufacturers. Relationships with other providers are managed across various areas of our organization.

Training

We believe that training is important to enhancing our brand and reputation and increasing utilization of our products and services. Training is conducted via telephone, the Internet, and in person at dealerships. In training dealers, we emphasize utilizing our network to help them increase profitability and efficiencies. Training and support is included within certain subscription services and is also provided, in certain cases, as an optional paid service.

Marketing

Our marketing strategy is to establish our brand as the leading provider of online software solutions for dealers, lenders, OEMs, and other industry providers. Our marketing approach is to employ multiple off-line and on-line channels, targeted at key executives and other decision makers within the automotive retail industry, such as:

•	employing our website to offer services, and provide product and company information in video and other formats;

•	participation in industry and state events, such as the National Automobile Dealers Association trade conference, and regularly scheduled state association meetings and conferences;

•	public relations through press releases and publication of news and thought leadership articles, and other media relations activities;

•	advertising in online and print automotive trade magazines and other periodicals;

•	promotions and sponsorships on national and regional levels;

•	direct marketing employing mail and e-mail delivered to buyers and influencers in dealer and lender markets;

•	search engine marketing to increase visibility in search engine result pages;

•	maintain and grow a social media presence for the corporate brand and the individual product offerings on relevant social media platforms and forums; and

•	maintain a corporate blog with thought leadership articles and posts to promote and support the company’s position as a leader in the automotive retail industry.

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

Competition

The market for our solutions in the global automotive retail industry is highly competitive, fragmented and subject to changing technology, shifting customer needs and frequent introductions of new products and services.

Our current principal competitors in the U.S. include CDK Global, Cox Automotive, Reynolds and Reynolds, and Dominion Dealer Solutions, as well as a multitude of specialist providers as follows:

Solution Area	CDK Global	Cox Automotive	Reynolds & Reynolds	Dominion Dealer Solutions	Specialist Providers / Others (not all inclusive)
Credit Application	I	-	I	-	AppOne, CUDL, Finance Express, and RouteOne,
Validation, Contracting and Aftermarket Networks	I	-	I	-	Finance Express, ODE, and RouteOne
CRM	D	D	D	D	DealerSocket, eLead, Higher Gear, and iMagic Labs
Digital Marketing	D	D	D	D	Several website and marketing providers
DMS	D	-	D	D	AutoMate and AutoSoft
F&I	D	-	D	-	ODE, RouteOne, Market Scan, Menu Vantage, and Stone Eagle Group
Inventory management	D	D	D	-	RedBumper and FirstLook
Lien / Title management	-	-	-	-	Assurant and PDP
Registration services	I	-	I	-	CVR, AVRS, TitleTec, MVSC, and ELS

D – Directly competitive

I – Indirectly competitive via joint ventures or other arrangements

Some of our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly to new technologies and changes in customer needs. Our ability to remain competitive will depend to a great extent upon our ability to execute our growth strategy, as well as our ongoing performance in the areas of research and development and customer support.

Government Regulation

The indirect automotive financing and automotive retail industries are subject to extensive and complex federal and state regulations. Our customers, such as banks, finance companies, savings associations, credit unions and other lenders, and automotive dealers, operate in markets that are subject to rigorous regulatory oversight and supervision. Our customers must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to them, including those under the Consumer Credit Protection Act, (CCPA), the Gramm-Leach-Bliley Act (the GLB Act), the Fair Credit Reporting Act (FCRA), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Federal Reserve Board’s and the Consumer Financial Protection Bureau’s (CFPB) regulations relating to consumer protection and privacy, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, the Interagency Programs for Supervision of Technology Service Providers, the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, the Consumer Report Information Disposal Rule, Regulation AB, and other state and local laws and regulations. On July 21, 2011, authority to promulgate rules and regulations under 18 federal consumer protection laws, including the CCPA, GLB, parts of the FCRA, and new authority under the Dodd-Frank Act, was transferred to the CFPB, an independent agency established by the Dodd-Frank Act and funded by the Federal Reserve Board. The CFPB has authority to issue new regulations and bring enforcement actions, including regulations prohibiting and enforcement actions redressing unfair, deceptive, and abusive trade practices relating to consumer financial services. The Federal Trade Commission continues to have supervisory, rule-making, and enforcement authority over most franchised dealers, but the CFPB has supervisory, rule-making, and enforcement authority over independent and buy-here-pay-here dealers, as well as financial institutions with assets in excess of $10 billion and other “larger non-depository participants” in the consumer financial services market. Our financing clients, such as banks, finance companies and captives, will be subject to the substantive regulations published by the CFPB (and franchised dealers will remain subject to parallel rules of the Federal Reserve Board) and many financing clients will be subject to the CFPB’s supervisory authority on consumer finance issues if their assets exceed $10 billion or they are deemed a “larger, non-depository participant” for consumer financial services. The CFPB has issued a proposed rule to extend its “larger participant” supervisory authority to include all auto lenders that have in excess of 10,000 annual aggregate originations as “larger participants” in the market for consumer financial services.

The CFPB may subject us to its supervision and examination authority as a “service provider.” Similar to our clients, we may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB. The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry. The FTC held a series of hearings in 2011 on auto financing practices. It is possible that the FTC will issue regulations or bring enforcement proceedings that may affect us and the products and services we offer to dealers.

After conducting supervisory audits of large auto lenders, the CFPB issued Guidance in March 2013 with respect to possible Equal Credit Opportunity Act (ECOA) “disparate impact” credit discrimination in indirect auto finance. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of lender “buy rates” or the selection of lenders to which dealers submit credit applications) result in statistically significant negative rates or terms for protected classes of persons under ECOA. The CFPB recommended that lenders either implement a compliance program to monitor and assess the impact on ECOA protected classes of dealer rate markups or eliminate dealer rate markups and compensate dealers on a flat fee basis instead. In December 2013, the CFPB entered into a consent order with Ally Financial, Inc. and Ally Bank (Ally). The CFPB found that Ally’s allowance of dealer discretion in marking up wholesale “buy rates” for financing had a statistically significant disparate impact on rates paid by African-Americans, Hispanics, and Pacific Islanders and ordered Ally to pay $98 million in consumer compensation and penalties. The consent order with Ally did not forbid Ally from allowing dealers to markup its buy rates. The CFPB entered into similar consent decrees on a confidential supervisory basis with a number of other lenders in September 2014 requiring collective payments of $56 million to compensate approximately 190,000 consumers but not prohibiting dealer rate participation. Several additional lenders revealed in November 2014 that the CFPB had indicated it would bring enforcement proceedings against them if consent decrees could not be worked out. If the CFPB enters into consent decrees with other lenders on disparate impact claims that require a change in the way that dealers are compensated in connection with indirect auto finance, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

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

Consumer Privacy and Data Security Laws

Consumer privacy and data security laws on the federal and state levels govern the privacy and security of consumer non-public personal information generally and may apply to our business in our capacity as a service provider for regulated financial institutions and automotive dealers that are subject to the FCRA, the GLB Act and applicable regulations, including the FTC’s Privacy Rule, Safeguards Rule and Consumer Report Information Disposal Rule, as well as state and local privacy and data security laws.

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

Legislation is pending on the federal level and in most states that could impose additional duties on us relating to the collection, use or disclosure of consumer information, as well as obligations to secure that information. For example, California, Massachusetts, and Nevada have issued specific security requirements for data of their residents. Currently, 47 states and the District of Columbia have laws mandating notices to affected consumers in the event of an actual or suspected unauthorized access to or use of information contained within our systems. The U.S. Congress is considering legislation that would provide for a uniform national notice policy for security breaches. The FTC and federal banking regulators have also issued regulations requiring regulated financial institutions to obtain certain assurances and contractual protections relating to the security and disposal of information maintained by service providers such as Dealertrack.

While we believe our current business model and product offerings are consistent with existing laws and regulations, emerging case law and regulatory enforcement initiatives, as well as the passage of new laws and regulations, may limit our ability to use information in our current products and to develop additional revenue streams in the future.

Fair Credit Reporting Act (FCRA)

The FCRA imposes limitations on the collection, distribution and use of consumer report information and imposes various requirements on providers and users of consumer reports and any information contained in such reports. Among other things, the FCRA limits the use and transfer of information that qualifies as a consumer report, and imposes requirements on providers of information to credit reporting agencies and resellers of consumer reports with respect to ensuring the accuracy and completeness of the information and assisting consumers who dispute information in their consumer reports or seek to obtain information involving theft of their identity. An FCRA regulation, the Risk-Based Pricing Rule, requires creditors to give risk-based pricing notices to certain consumers whose credit score precluded them from getting the best terms for credit or alternatively to provide a credit score disclosure notice to all credit applicants.

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

Digital Marketing and Advertising Regulation

Our digital marketing customers must comply with an array of state and local laws specific to the advertising of automobiles, finance and insurance and related services. The advertising of automobile financing in the United States is generally subject to the federal Truth in Lending Act and attendant regulations, while the advertising of consumer automobile leases is subject to similar regulations under the Consumer Leasing Act and enabling regulations. In each case, the regulations prescribe the information, such as payment amount, payment period, term and interest rate, to be disclosed to a consumer in connection with the advertising of vehicle financing or a vehicle lease. Similarly, state and local laws establish requirements with respect to the advertising of vehicles and vehicle attributes, from the required elements of pricing information to the presentation of fuel efficiency data.

Some of our products and services include email marketing as a component, which is governed by a variety of U.S. federal, state, and foreign laws and regulations. In the United States, for example, the CAN-SPAM Act establishes requirements, such as mandatory opt-out mechanisms, for the distribution of “commercial” email messages for the primary purpose of advertising or promoting commercial products or services and provides for criminal and civil penalties for failure to comply. Individual states as well as Canada and other foreign jurisdictions have also enacted laws that regulate sending commercial email, some of which are more restrictive than the CAN-SPAM Act.

As with the majority of our products and services, the compliance obligation lies with our customer and, in purchasing our products and services, our customers agree to use our services in compliance with applicable laws. Nonetheless, we strive to ensure that our products and services enable our customers to achieve and maintain that compliance.

State Laws and Regulations

The GLB Act and the FCRA contain provisions that preempt some state laws to the extent the state laws seek to regulate the distribution and use of consumer information. The GLB Act does not limit states’ rights to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. The FCRA generally prohibits states from imposing any requirements with respect only to certain specified matters and it is possible that some state legislatures or agencies may limit the ability of businesses to disclose consumer information beyond the limitations provided for in the GLB Act or the FCRA. For example, Vermont requires consumers to “opt-in” to allow affiliate information sharing. Almost all states permit consumers to “freeze” their credit bureau files under certain circumstances and the three national credit bureaus (Equifax, Experian and TransUnion) now give this right to all customers. Section 5 of the FTC Act which prohibits unfair and deceptive practices (UDAPs) does not preempt state UDAP laws, some of which contain substantial consumer remedies and potential damages against dealers. Our automotive dealer customers remain subject to the laws of their respective states in such matters as disclosures, permissible fees, consumer protection and UDAPs. Recently, certain states have passed laws requiring specific security protections for maintaining or transmitting the personal information of state residents.

Revised Uniform Commercial Code Section 9-105, E-SIGN and UETA

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act (the E-SIGN Act), a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act (UETA), a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has been adopted by almost every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. The Revised Uniform Commercial Code Section 9-105 (UCC 9-105) provides requirements to perfect security interests in electronic chattel paper such as electronic contracts. These laws impact the degree to which the lenders in our network use our electronic contracting (eContracting) product. We believe that our eContracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” and other requirements of UCC 9-105. Certain of our financial institution clients have received third-party legal opinions to this effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our eContracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

Internet Regulation

We are subject to federal, state, local and foreign laws applicable to companies conducting business on the Internet. Today, there are relatively few laws specifically directed towards online service providers that apply to us. However, due to the increasing popularity and use of the Internet and online services, laws and regulations may be adopted with respect to the Internet or online services covering issues such as online contracts, user privacy, freedom of expression, pricing, fraud liability, content and quality of products and services, taxation, advertising, intellectual property rights, rights to opt-out of online tracking, and information security. Proposals currently under consideration with respect to Internet regulation by federal, state, local and foreign governmental organizations include, but are not limited to, the following matters: on-line content, user privacy disclosures and opt-out rights, restrictions on email and wireless device communications, data security requirements across various electronic media, security breach consumer notice obligations, taxation, access charges and so-called “net neutrality,” liability for third-party activities such as unauthorized database access, and jurisdiction. The FTC has expressed its desire for regulation of Internet tracking mechanisms such as “cookies” or “web bugs.” A federal appeals court overruled the FCC’s “net neutrality” regulation meaning that we may have to pay premium rates to providers for bandwidth and mobile service. Moreover, we do not know how existing laws relating to these issues will be applied to the Internet and whether federal preemption of state laws will apply.

Intellectual Property

Our success depends, in large part, on our intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our intellectual property and other proprietary rights. In addition, we license technology from third parties.

We have been issued a number of utility patents in the United States and have patent applications pending in the United States, Canada and Europe, including patents that relate to a system and method for credit application processing and routing. We have both registered and unregistered copyrights on aspects of our technology. We have a U.S. federal registration for the marks “Dealertrack” and “dealer.com”. We also have U.S. federal registrations and pending registrations for several additional marks we use and claim common law rights in other marks we use. We also have filed some of these marks in foreign jurisdictions. The duration of our various trademark registrations varies by mark and jurisdiction of registration. In addition, we rely, in some circumstances, on trade secrets law to protect our technology, in part by requiring confidentiality agreements from our vendors, corporate partners, team members, consultants, advisors and others.

Industry Trends

United States

Macroeconomic Factors – including Credit Availability

We are impacted by trends in both the automotive retail industry and the credit finance markets. Our financial results are impacted by the number of dealers serviced and the number of vehicles sold. The number of transactions processed through our network is impacted by vehicle sales volumes, the level of indirect financing and leasing by our participating lender customers and our market shares of their business, special promotions by automobile manufacturers and the level of indirect financing and leasing by captive finance companies not available in our network. If consumer credit quality deteriorates significantly, lenders may suffer financial losses and reduce their desire for further originations.

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

Demand, Availability and Mix

The automobile industry’s new light vehicle sales for 2014 increased to 16.5 million vehicles, an increase of 6% from the 15.6 million new light vehicles sold in 2013, according to Automotive News. While new light vehicle sales are expected to increase in 2015, the growth rate is expected to be lower.

Used vehicle sales continue to be impacted by vehicle supply. Used vehicles sold by franchised dealers for 2014 remained consistent with prior years at 15.6 million vehicles, a change of less than 100 thousand from 2013, according to CNW Research.

The average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the five year period ending in 2007.

The total used vehicle supply is likely to increase in 2015 as the more recent increases in new vehicles sold start to be traded in to dealerships or leases are returned. According to ALG, 2014 should be the low point for used vehicle sales by franchised dealers over the next several years.

While total used vehicle supply remains limited, the used car market mix is expected to continue to change with a larger percentage of used vehicles being sold by franchised and independent dealers, and less through private sales.

Role of the Dealership

In recent years, the franchise dealership count has remained consistent at approximately 17,500 based on data from the National Automobile Dealers Association. We do not anticipate a significant change in the number of franchise dealerships over the next several years. While a reduction in the number of automotive dealers reduces our opportunities to sell our subscription products and services, it would not be expected to impact the number of transactions we process.

Automotive dealers understand the importance of technology to improve efficiencies in their business. Dealers are increasingly choosing technology that they can leverage for operational advantages through use of integrated technologies. In addition, dealers are seeing the value of streamlined products to drive efficiency, target consumers and improve automotive retail expense for their customers. Enabling an integrated workflow by linking online marketing and in-store products helps automotive dealers improve the consumer’s automotive retail experience.

Digital Marketing – The Online to In-Store Workflow

While dealers currently spend more of their advertising budgets on traditional advertising methods, such as newspaper, television, and radio than online, spending on digital marketing has been increasing as a percentage of total spend. Based on data from the National Automobile Dealers Association, in 2013, franchise dealers spent 33% of their advertising dollars on the internet (increased from 27% in 2012), while more than 75% of automotive buyers are using the internet to research vehicles. This suggests the industry’s advertising spend in digital media is still lagging behind consumers shopping behavior. We expect a continued shift of advertising spend from traditional media to online digital marketing and advertising. In addition to direct advertising spend made by dealerships, additional advertising spend funded by automotive OEMs, both directly and via regional associations and dealerships co-op programs is increasing.

Global Automotive Market

Worldwide light vehicle sales are expected to grow at a CAGR of 5% from 2013 to 2020. According to KPMG International, the shift in demand to growth regions will reach unprecedented levels by 2020, with China as the leader. In 2020, China is expected to be the largest automotive market, responsible for almost one-third of the annual new vehicle sales worldwide. North America is expected to be the second largest region, with approximately 20% of annual global sales in 2020. Western Europe is expected to be the third largest through 2020, although annual sales should not reach levels experienced in the 2000s. India and Southeast Asia should enjoy the strongest percentage sales growth at a CAGR in excess of 11% from 2013 to 2020.

Globally, there is a broad spectrum of the degree of control that OEMs have over their franchise dealers. Control of dealers by OEMs is generally greater in global markets compared to the United States.

Team Members

As of December 31, 2014, we had approximately 3,900 team members, all of which were located in the United States and Canada. The acquisition of incadea added more than 500 team members globally. Certain team members in Germany are represented by various work councils. None of our team members are represented by a labor union. We have not experienced any work stoppages and believe that our relations with our team members are good.

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

Economic trends that negatively affect the automotive retail industry or the indirect automotive financing industry may adversely affect our business by further reducing the amount of indirect automobile financing transactions that we earn revenue on, the number of lender or automotive dealer customers that subscribe to our products and services, or money that our customers spend on our products and services. Purchases of new automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, increased federal and other taxation, residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment, as well as due to other factors, such as longer warranties and higher quality vehicles, which may reduce the overall number of vehicles purchased during consumers’ lifetimes, disruptions in available inventories of vehicles and pricing and purchase incentives for vehicles. A reduction in the number of automobiles purchased by consumers could adversely affect our lender and dealer customers and lead to a reduction in transaction volumes and in spending by these customers on our subscription products and services. While new car sales increased in 2014, they remain below historical levels. Additionally, a certain number of our lender customers are dependent on continued access to the capital markets, in order to fund their lending activities. These factors may result in our lenders further reducing the number of automobile dealers that they service or the number of contracts that they purchase which could result in a reduction in the number of credit applications that are processed through our network. Additionally, due to the economic downturn, there has been a consolidation of automotive dealers and the number of franchised automotive dealers has declined in 2009 and 2010 in North America and Western Europe. Although these declines have stabilized in North America, and the pace of declines in Western Europe has slowed, any future consolidation of dealers with subscriptions to our products may result in cancellation of those products. Further, a reduction in the number of automotive dealers reduces the number of opportunities we have to sell our subscription products. Additionally, dealers who close their businesses may choose to not pay those amounts owed to us, resulting in an increase in our bad debts.

Any of these outcomes could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may face increased competition or be unable to continue to compete effectively in our industry.

Competition in the automotive retail technology industry is intense. The automotive retail technology industry is highly fragmented and subject to changing technologies, shifting customer needs and frequent introductions of new solutions, and is served by a variety of entities, including DMS providers, digital marketing companies, web-based automotive finance credit application processors, the proprietary credit application processing systems of the lender affiliates of automobile manufacturers, automotive retail sales desking providers and vehicle configuration providers. Dealertrack also competes with warranty and insurance providers, as well as software providers, among others, in the market for websites, advertising, DMS, menu-selling products and services, compliance products, electronic registration solutions, and inventory management solutions. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Many of these competitors also have longstanding relationships with dealers and may offer dealers other products and services that we do not provide. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products and services than we can to ours. We expect the market to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face will not materially adversely affect our business, prospects, financial condition and results of operations.

CDK and Reynolds and Reynolds, the two largest providers of DMS systems, have formed Open Dealer Exchange (ODE) as a joint venture to compete in online credit application processing and routing. CDK and Reynolds and Reynolds are also the owners of CVR, a joint venture that competes in the electronic registration solution space. ODE plans to leverage its owners’ penetration of the DMS space to better integrate the loan origination process into the dealer’s transactional, point-of-sale system, thereby giving them a competitive advantage. Additionally, our network of lenders does not include the captive lenders affiliated with Ford Motor Company or Toyota Motor Corporation, two of the owners of RouteOne. This gives RouteOne the ability to offer its dealers access to captive or other lenders that are not in our network. A significant number of independent lenders, including many of the independent lenders in our network, are participating on the RouteOne credit application processing and routing portal. If either ODE and/or RouteOne increases the number of independent lenders on its credit application processing and routing portal and/or offers products and services that better address the needs of our customers or offer our customers a lower-cost alternative, or more integrated systems, our business, prospects, financial condition and results of operations could be materially adversely affected. In addition, if a substantial amount of our current customers migrate from our network to ODE or RouteOne, our ability to sell additional products and services to, or earn transaction services revenue from, these customers could diminish.

We believe that both ODE and RouteOne have repeatedly approached certain of our largest lender customers seeking to have them join their credit application processing and routing portal. In addition, CU Direct Corporation, through its CUDL portal, has directly targeted credit unions, which comprise a large number of our lender customers, and ODE has an integration agreement with CUDL. Finance Express and AppOne have targeted lenders that serve the independent dealer channel.

Our lender customers may elect to use competing third-party services, either in addition to or instead of our network.

Our lender customers continue to receive credit applications and purchase retail installment sales and lease contracts directly from their dealer customers through traditional indirect financing methods, including via facsimile and other electronic means of communication, in addition to using our network. Many of our lender customers are involved in other ventures as participants and/or as equity holders, and such ventures or newly created ventures may compete with us and our network now and in the future. Expanded use of alternative methods to ours, including direct lending, by these lender customers may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our success depends on the confidence of dealers, lenders, OEMs, major credit reporting agencies and our other network users/participants and data providers in our ability to store, process and transmit confidential information securely over the Internet or otherwise and operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information of consumers, over the Internet. Moreover, even if our security measures are adequate, concerns over the security of third party data that we store, process and transmit and commercial online services, which may be heightened by any well-publicized compromise of security, may deter customers from using our products and services and/or deter vendors from providing their products to us. If our security measures are breached and unauthorized access is obtained to confidential information, our network may be perceived as not being secure and our customers may curtail or stop using our network or other systems and/or vendors may curtail or stop providing their products to us. Any failure of, or lack of confidence in, our secure online products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Large commercial, healthcare, and financial entities with sophisticated security operations have been impacted by security breaches through malware and unintended system entry through compromised credentials or by other advanced means. Despite our focus on data security, we may not be able to stop unauthorized attempts to gain access to data that we store, process and transmit or to stop disruptions in the transmission or provision of data and communications among our network participants. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms used by our products and services to protect data contained in our, our customers’ and/or our vendors’ databases and the information being stored, processed or transferred.

Although we generally limit warranties and liabilities relating to data and system security in our customer and vendor contracts, they or third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of their customers. In addition, we may not have limited our warranties and liabilities sufficiently or have adequate insurance to cover these losses. We may be required to expend significant capital and other resources to protect against security breaches and/or to alleviate the problems caused. Our security measures may not be sufficient to prevent security breaches, and any failure to prevent security breaches and/or alleviate any problems caused by security breaches could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our network and systems may be vulnerable to interruptions or failures.

From time to time, we have experienced, and may experience in the future, network or system slowdowns and interruptions. These network and system slowdowns and interruptions may interfere with our ability to do business. Although we believe we have made and are continuing to make the appropriate upgrades to our system, regularly back up data and take other measures to protect against data loss and system failures, there is still risk that we may lose critical data or experience network failures. Such failures or disruptions may result in lost revenue opportunities for our customers, which could result in litigation against us or a loss of customers. Additionally, we have service level agreements with certain of our customers that may result in penalties or trigger cancelation rights in the event of a network slowdown or interruption. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

Real or perceived errors or failures in our software and systems could negatively impact our results of operations and growth prospects.

We depend upon the sustained and uninterrupted performance of numerous proprietary and third-party technologies to deliver our products. If one or more of those technologies cannot scale to meet demand, or if there are errors in our execution of any feature or functionality using any such technologies, then our business may be harmed. Because our software is often complex, undetected errors and failures may occur, especially when new versions or updates are made. Despite testing by us, errors or bugs in our products or in third-party programs integrated with our products may not be found until the software or service is in active use by us or our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our products, which could result in customers’ dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, failures or bugs could result in negative publicity, reputational harm, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers for losses sustained by them, all of which, along with the costs of responding to such effects, may have a material adverse effect on our business, prospects, financial condition and results of operations.

Our systems may be harmed by events beyond our control.

Our computer systems and operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, or from power outages, telecommunications failures, terrorist attacks, network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage and other similar events beyond our control. The occurrence of any such event at our facilities in the New York metropolitan area, or at any third-party facility we utilize, such as the production centers we use in Piscataway, New Jersey and in the Netherlands, or the disaster recovery center we use in Waltham, Massachusetts, could cause interruptions or delays in our business, loss of data or could render us unable to provide our products and services. In addition, the failure of a third-party facility to provide the data communications capacity required by us, as a result of human error, bankruptcy, natural disaster or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any or all of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, any changes in the operating structure of the business post acquisition may result in changes in asset groups, segments, or reporting units which could also result in certain asset impairments.

We may not successfully integrate recent or future acquisitions.

The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Failure to successfully integrate recent acquisitions or future acquisitions in a timely manner, or at all, could impair our ability to take advantage of efficiencies or reduce redundancies of an acquisition or to realize any or all of the other anticipated benefits of the acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have made strategic acquisitions and formed alliances in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or alliances, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

Since 2001, we have acquired numerous businesses, including, most recently, our acquisitions of Dealer.com in March 2014, ASR Pro in July 2014, and incadea in January 2015. As part of our ongoing business strategy to expand product offerings, acquire new technology and strengthen our value proposition to customers, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition, alliance and joint venture targets in our industry, or we may not be able to identify suitable acquisition candidates or negotiate attractive terms for acquisitions. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose market share to competitors who are able to make such acquisitions, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If we are not successful in completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. In addition, we could use substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions. If we do not achieve the anticipated benefits of our acquisitions as rapidly to the extent anticipated by our management and financial or industry analysts, others may not perceive the same benefits of the acquisition as we do. If these risks materialize, there could be a material adverse effect on our stock price, business, prospects, financial condition and results of operation.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making payments on the debt.

As of February 1, 2015, we had debt outstanding in the form of our senior convertible notes, our term loan B credit facility, our revolving credit facility and multiple instances of notes payable. We may also incur additional indebtedness in the future. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive, regulatory and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or discontinue dividends we may pay in the future, reduce or delay business activities, investments or capital expenditures, sell assets or raise equity. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, or we may not be able to effect these actions on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our expected substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money (if necessary) for our working capital, capital expenditures, debt service requirements, strategic initiatives (including acquisitions) or other purposes;

•	it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness, which could further result in an event of default under other instruments due to cross-default and cross-acceleration provisions in such instruments;

•	a substantial portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness, including our senior convertible notes, term loan B credit facility, our revolving credit facility and multiple instances of notes payable and so will not be available for operations, future business opportunities, potential dividends to our stockholders or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy generally;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because a portion of the debt under our new senior secured credit facilities is variable-rate debt.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of our senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions will be subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. The more leveraged we become, the more we, and in turn our securityholders, become exposed to the risks described above.

The terms of our new senior secured credit facilities may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our senior secured credit facilities contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

A failure to comply with the covenants contained in our senior secured credit facilities or our other indebtedness could result in an event of default under the facilities or indebtedness of other agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	require us to apply all of our available cash to repay these borrowings; or

•	prevent us from making debt service payments, any of which could result in an event of default under our indebtedness.

If the indebtedness under our senior secured credit facilities or our other indebtedness, including the senior convertible notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our business, results of operations and financial condition could be harmed by negative rating actions by credit rating agencies.

If our credit rating is downgraded or if ratings agencies indicate that a downgrade may occur, our business, results of operations and financial condition could be negatively impacted and perceptions of our financial strength could be damaged. Any of these outcomes could negatively impact our relationships with our customers, increase our costs of borrowing money or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

If our intangible assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under generally accepted accounting principles in the United States (GAAP), we review our intangible assets, including goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our consolidated financial statements during the period in which an impairment is determined to exist. We will continue to monitor and evaluate the carrying value of our goodwill. In the event we had to reduce the carrying value of our goodwill, any such impairment charge could materially reduce our results of operations.

Our failure or inability to execute any element of our business strategy could adversely affect our operations.

Our business, prospects, financial condition and results of operations depend on our ability to execute our business strategy, which includes the following key elements:

•	continuing to expand our customer base in the United States and internationally;

•	deepening our relationship with our existing customers;

•	strengthening and expanding our product offerings and operations;

•	driving additional operational efficiency; and

•	selectively pursuing acquisitions and strategic alliances.

We may not succeed in implementing a portion or all of our business strategy and, even if we do succeed, our strategy may not have the favorable impact on our operations or financial condition that we anticipate. Our success depends on our ability to leverage our distribution channel and value proposition for dealers, lenders, OEMs, and other service and information providers; offer a broad array of solutions; provide convenient, high-quality products and services; maintain our technological position; and implement other elements of our business strategy.

We may not be able to effectively manage the expansion of our operations or achieve the rapid execution necessary to fully avail ourselves of the market opportunity for our products and services. If we are unable to adequately implement our business strategy, our business, prospects, financial condition and results of operations could suffer a material adverse effect.

We may need additional capital in the future, which may not be available to us, and if we raise additional capital, it may dilute our stockholders’ ownership in us or cause our stockholders to be subordinated to the rights of senior securityholders.

We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:

•	acquiring businesses, customers, technologies, products and services;

•	taking advantage of growth opportunities, including more rapid expansion;

•	making capital improvements to increase our capacity;

•	developing new services or products or funding product development requirements; and

•	responding to competitive pressures.

Any additional capital raised through the sale of equity, or convertible debt securities, may dilute our stockholders’ respective ownership percentages in us. Furthermore, any additional debt or equity financing we may need may not be available on terms favorable to us, or at all. If future financing is not available or is not available on acceptable terms, we may not be able to raise additional capital, which could significantly limit our ability to implement our business plan or grow our business. In addition, we may issue securities, including debt securities or preferred stock, that may have liquidation rights, preferences and privileges senior to our common stock.

Our revenue, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

Our revenue, operating results and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter, which may lead to volatility in our stock price. These variations are due to several factors related to the number of transactions we process and to the number of subscriptions or licenses to our products and services, including:

•	the volume of new and used automobiles financed or leased by our participating lender customers;

•	the timing, size and nature of our subscriptions or licenses and any cancellations or revenue losses with respect thereto;

•	product and price competition regarding our products and services and those of our participating lenders;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	foreign currency fluctuations, particularly the U.S. dollar vs. the Canadian dollar and vs. the Euro;

•	the timing and size of implementations related to OEMs who purchase subscriptions or licenses to our international DMS products;

•	the timing of acquisitions or divestitures of businesses, products and services;

•	automobile manufacturers or their captive lenders offering special incentive programs such as discount pricing or low cost financing;

•	the seasonality of car sales;

•	our unpredictable sales cycles;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

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

Our success depends in part upon our ability to bring to market the products and services that we have in development and offer new products and services that meet changing customer needs. The time, expense and effort associated with developing and offering these new products and services may be greater than anticipated. The length of the development cycle varies depending on the nature and complexity of the product, the availability of development, product management and other internal resources, and the role, if any, of strategic partners. If we are unable to develop and bring additional products and services to market in a timely manner, we could lose market share to competitors who are able to offer these additional products and services, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are directly and indirectly subject to, and impacted by, extensive and complex regulation in the U.S., Canada and foreign jurisdictions, and new regulations and/or changes to existing regulations may adversely affect our business, prospects, financial condition and results of operations.

The indirect automotive financing and automotive retail industries are subject to extensive and complex regulation in the U.S. (federal and state), Canada and foreign jurisdictions.

We are directly and indirectly subject to, and impacted by, numerous laws and regulations in the U.S., Canada and foreign jurisdictions covering a wide variety of subject matters. Compliance with these laws and regulations increases our costs and may impede our competitiveness. In addition, failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in applicable jurisdictions or the imposition of civil and criminal penalties, including fines or exposure to civil litigation. Any such incurred fines, penalties or other liabilities could have a material adverse effect on our business, prospects, financial condition and results of operations.

Federal laws and regulations governing privacy and security of consumer information generally apply in the context of our business to our customers and/or to us as a service provider. These include the Equal Credit Opportunity Act (ECOA), the Fair Credit Reporting Act (FCRA), the Gramm-Leach-Bliley Act (the GLB Act) and regulations implementing its information safeguarding requirements, the Interagency Guidelines Establishing Information Security Standards, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice, Office of Comptroller of the Currency (OCC), Federal Deposit Insurance Corporation (FDIC), and Federal Reserve Board (FRB) Administrative Guidelines - Implementation of Interagency Programs for the Supervision of Technology Service Providers, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act of 2003, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, and applicable Federal Communications Commission (FCC) telemarketing rules, and the Federal Trade Commission’s (FTC) Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule, as well as regulations promulgated by the FRB, FDIC, OCC, and the Consumer Financial Protection Bureau (CFPB). International laws, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, similarly apply to our collection, storage, use and transmission of protected data. If we, or a lender or dealer discloses or uses consumer information provided through our system in violation of these or other laws or regulations, or engage in other prohibited conduct, we may be subject to claims or enforcement actions by state, federal or foreign regulators. We cannot predict whether such claims or enforcement actions will arise or the extent to which, if at all, we may be held liable. Such claims or enforcement actions could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition, a majority of states, Canada and multiple foreign jurisdictions have passed, or are currently contemplating, consumer protection, privacy, and data security laws or regulations that may relate to our business. The FCRA contains certain provisions that explicitly preempt some state laws to the extent the state laws seek to regulate certain specified areas, including the responsibilities of persons furnishing information to consumer reporting agencies. Unlike the FCRA, however, the GLB Act does not limit the ability of the states to enact privacy legislation that provides greater protections to consumers than those provided by the GLB Act. Some state legislatures or regulatory agencies have imposed, and other states and foreign jurisdictions may impose, greater restrictions on the disclosure of consumer information than are already contained in the GLB Act and its implementing regulations, the Interagency Guidelines or the FTC’s rules. It is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our digital marketing services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to European Union Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our products and services and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our products and services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products and services.

The CFPB has authority to issue new regulations and bring enforcement actions, including regulations prohibiting and enforcement actions redressing unfair, deceptive, and abusive acts and practices relating to consumer financial services against our lender clients. The FTC continues to have supervisory and enforcement authority over most franchised dealers, but the CFPB has supervisory and enforcement authority over independent and buy-here-pay-here dealers as well as financial institutions with assets in excess of $10 billion and other “larger non-depository participants” in the consumer financial services market. Our financing customers such as banks, finance companies and captives will be subject to the substantive regulations published by the CFPB (and franchised dealers will remain subject to parallel rules of the Federal Reserve Board) and many financing customers will be subject to the CFPB’s supervisory authority on consumer finance issues if their assets exceed $10 billion or they are deemed by CFPB regulation to be a “larger, non-depository participant” for consumer financial services. The CFPB has proposed to extend its “larger participant” supervisory authority to include auto lenders that have in excess of 10,000 annual aggregate originations as “larger participants” in the market for consumer financial services.

As a service provider to supervised banks, the CFPB has supervisory authority over us. The CFPB may subject us to its supervision and examination authority as a “service provider.” Similar to our customers, we may also be subject to changes in existing consumer financial protection law rulemaking by the CFPB. The Dodd-Frank Act also streamlined the administrative procedures for the FTC to promulgate unfair and deceptive practices regulations for the retail automotive industry. The FTC held a series of hearings in 2011 on auto financing practices. It is possible that the FTC will issue regulations or bring enforcement actions that may affect us and the products and services we offer to dealers.

After conducting supervisory audits of large auto lenders, the CFPB issued Guidance in March 2013 with respect to possible Equal Credit Opportunity Act (ECOA) “disparate impact” credit discrimination in indirect auto finance. A “disparate impact” can occur when a facially-neutral practice (such as dealer markups of “buy rates” or the selection of lenders to which dealers submit credit applications) results in statistically significant negative rates or terms for protected classes of persons under the ECOA. The CFPB recommended that lenders either implement a compliance program to monitor and assess the impact on ECOA protected classes of dealer rate markups or eliminate dealer rate markups and compensate dealers on a flat fee basis instead. In December 2013, the CFPB entered into a consent order with Ally Financial, Inc. and Ally Bank (Ally). The CFPB found that Ally’s allowance of dealer discretion in marking up wholesale “buy rates” for financing had a statistically significant disparate impact on rates paid by African-Americans, Hispanics, and Pacific Islanders and ordered Ally to pay $98 million in consumer compensation and penalties. The consent order with Ally did not forbid Ally from allowing dealers to markup its buy rates. The CFPB entered into similar consent decrees on a confidential supervisory basis with a number of other lenders in September 2014 requiring collective payments of $56 million to compensate approximately 190,000 consumers but not prohibiting dealer rate participation. Several additional lenders revealed in November 2014 that the CFPB had indicated it would bring enforcement proceedings against them if consent decrees could not be worked out. If the CFPB enters into consent decrees with other lenders on disparate impact claims that require a change in the way that dealers are compensated in connection with indirect auto finance, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the consumer indirect auto finance market. This impact on dealers and lenders could result in a reduction of revenue received by us.

In 2013, the CFPB issued subpoenas to U.S. auto lenders over the sale of service contracts and other credit protection products. These aftermarket products are a significant profit center for our dealer customers. Any regulation or restriction placed on the sale of these products could reduce dealer profitability which could have an adverse impact on the dollar amount that dealers spend on our products and services.

In addition to the laws and regulations mentioned above, our business is also directly or indirectly governed by laws and regulations in the U.S., Canada and foreign jurisdictions relating to issues such as telecommunications, anti-trust or competition, employment, vehicle registration, taxation and accessibility. We must also comply with anti-corruption laws such as the U.S Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Anti-Bribery Act. The application of this framework of laws and regulations to our business is complex and, in many instances, is unclear or unsettled, which in turn increases our cost of doing business, may interfere with our ability to offer our products competitively in one or more jurisdictions and may expose us and our team members to potential fines, penalties or other enforcement actions. In some cases, our customers may seek to impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from our existing products or processes and may require engineering and other costly resources to accommodate. Our failure to comply, or to provide products that allow our customers to comply, with any of the foregoing laws and regulations could have a material adverse effect on our business, prospects, financial condition and results of operations.

Furthermore, if a governmental authority or agency in the U.S., such as the federal CFPB or FTC, Canada or other foreign jurisdiction imposes additional legislative and/or regulatory requirements on us or our customers, or prohibits or limits our activities as currently conducted, we may be required to modify or terminate our products and services in a manner which could undermine our attractiveness or availability to dealers and/or lenders doing business in that jurisdiction.

The use of our electronic contracting product by lenders is governed by relatively new laws.

In the United States, the enforceability of electronic transactions is primarily governed by the E-SIGN Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by nearly every state. Case law has generally upheld the use of electronic signatures in commercial transactions and in consumer transactions where proper notice is provided and the consumer consents to transact business electronically. Uniform Commercial Code (UCC) 9-105 provides requirements to perfect security interests in electronic chattel paper, such as electronic contracts. These laws impact the degree to which the lenders in our network use our electronic contracting product. We believe that our electronic contracting product enables the perfection of a security interest in electronic chattel paper by meeting the “transfer of control” and other requirements of UCC 9-105. Certain of our financial institution customers have received third-party legal opinions to that effect. However, this issue has not been challenged in any legal proceeding. If a court were to find that our electronic contracting product is not sufficient to perfect a security interest in electronic chattel paper, or if existing laws were to change, our business, prospects, financial condition and results of operations could be materially adversely affected. Federal and state regulatory requirements imposed on our lender customers, such as the SEC’s Regulation AB relating to servicers of asset backed securities, may also result in our incurring additional expenses to facilitate lender compliance regarding the use of our eContracting product.

New legislation or changes in existing legislation may adversely affect our business.

Our ability to conduct, and our cost of conducting, business may be adversely affected by a number of legislative and regulatory proposals concerning aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments, administrative agencies such as the FTC, the CFPB the FCC, and various courts. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. A federal appeals court overruled the FCC’s “net neutrality” regulation meaning that we may have to pay premium rates to providers for bandwidth and mobile service. Furthermore, government restrictions on Internet content or anti-“net neutrality” legislation could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium and thereby have a material adverse effect on our business, prospects, financial condition and results of operations.

We utilize certain key technologies and data from, and integrate our network with, third parties and may be unable to replace those technologies if they become obsolete, unavailable or incompatible with our products or services.

Our proprietary software is designed to work in conjunction with certain hardware, software and data from third-parties, particularly Microsoft in connection with our international DMS products, and also including eOriginal, IBM, Oracle, Salesforce.com, and SAP. Any significant interruption in the supply or maintenance of such third-party hardware, software and data could have a material adverse effect on our ability to offer our products unless and until we can replace the functionality provided by these products and services. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality or data provided by the third-party vendors currently incorporated into our products or services in the event that such technologies or data becomes obsolete or incompatible with future versions of our products or services or is otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, delays in the release of new and upgraded versions of third-party software products could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our team members and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours, or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, and any other foreign countries in which we market our products and services, may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. The failure to adequately protect our intellectual property and other proprietary rights, or manage costs associated with enforcing those rights, could have a material adverse effect on our business, prospects, financial condition and results of operations.

We own the Internet domain names “dealertrack.com”, “dealertrack.ca”, “dealer.com”, “incadea.com”, and certain other domain names. The regulation of domain names in the United States and foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our domain names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting intellectual property rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights.

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements or develop or license substitute technology.

We have in the past and may in the future be subject to claims that our technologies in our products and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our products and services do not infringe any intellectual property or other proprietary rights, we cannot assure you that our products and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, or obtain a license to continue to use the products and services that is the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms from the third party asserting any particular claim, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the products and services. In addition, we generally provide in our customer agreements for certain products and services that we will indemnify our customers against third-party infringement claims relating to technology we provide to those customers, which could obligate us to pay damages if the products and services were found to be infringing. Infringement claims asserted against us, our vendors or our customers may have a material adverse effect on our business, prospects, financial condition and results of operations.

We could be sued for contract or product liability claims, and such lawsuits may disrupt our business, divert management’s attention or have an adverse effect on our financial results.

We provide limited warranties to subscribers of certain of our products and services. Additionally, general errors, defects or other performance problems in our products and services, including with respect to data we store, process and transmit in connection with our products and services, could result in financial or other damages to our customers or consumers; however, there can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, some of our products and services are business-critical for our dealer and lender customers and a failure or inability to meet a customer’s expectations could seriously damage our reputation and affect our ability to retain existing business or attract new business.

We are dependent on our key management, direct sales force and technical personnel for continued success.

Our company has grown significantly in size and scope in recent years, and our senior management remains concentrated in a small number of key team members. Our future success depends to a meaningful extent on our executive officers and other key team members, including members of our direct sales force and technology staff, such as our software developers and other senior technical personnel. Generally, our executive officers and team members can terminate their employment relationship at any time. The loss of any key team members or our inability to attract or retain other qualified personnel could materially harm our business and prospects.

We rely primarily on our direct sales force to sell subscription products and services to automotive dealers, OEMs and others. We may need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. Additionally, we utilize outsourcing vendors, both on-shore and offshore, to supplement our technical personnel and reduce our costs. The loss of the services of any individual or group of individuals or the failure to attract qualified and productive sales and service personnel and executive officers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We have customers in over 90 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations and financial condition.

Following our acquisition of incadea, we anticipate that approximately 5% of our overall revenue will be generated from our operations outside North America, and we expect revenues from those countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations and financial condition.

We may experience foreign currency gains and losses.

We conduct a significant number of transactions and hold cash in currencies other than the U.S. dollar. Changes in the value of major foreign currencies, particularly the Canadian dollar and Euro relative to the U.S. dollar, can significantly affect our assets, liabilities revenues and operating results.

The price of our common stock may be volatile. There is substantial volatility in the domestic and international stock markets that could negatively impact our stock regardless of our actual operating performance.

The trading price of our common stock may fluctuate substantially. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of equity research analysts;

•	trends in the automotive and automotive finance industries;

•	catastrophic events;

•	fluctuations in the credit markets, including the pricing and availability of credit;

•	foreign currency fluctuations;

•	loss of one or more significant customers or strategic alliances;

•	announcements, significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;

•	legal or regulatory matters, including legal decisions affecting the indirect automotive finance industry or involving the enforceability or order of priority of security interests of electronic chattel paper affecting our electronic contracting product;

•	large block of trades of our common stock;

•	changes in general economic or market conditions;

•	additions or departures of key team members; and

•	the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The stock markets in general have experienced volatility that has often been unrelated or disproportionate to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Some provisions in our certificate of incorporation, by-laws and of Delaware law and our debt may deter, prevent or delay third parties from acquiring us.

Our fifth amended and restated certificate of incorporation and amended and restated by-laws and Delaware law contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;

•	only our board of directors may call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	our stockholders have only limited rights to amend our by-laws;

•	our stockholders cannot act by written consent; and

•	we require advance notice for stockholder proposals and director nominations.

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

In addition, we have not opted out of the protections afforded by Section 203 of the Delaware General Corporation Law which provides that a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock (an “interested stockholder”) but less than 85% of such capital stock may not engage in certain business combinations with such corporation for a three-year period following the date that such stockholder became an interested stockholder unless, prior to such date, the board of directors of such corporation approves either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder or the business combination is approved by the board of directors and by the affirmative vote of at least 66 2/3% of the corporation’s voting stock that is not owned by the interested stockholder.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, Section 203 applies even if the offer may be considered beneficial by some stockholders and could have the effect of delaying, deferring or preventing a change in control of our company that our stockholders might consider to be in their best interests.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Lake Success, New York. With the addition of incadea, we have other principal offices throughout North America, Europe, and Asia. The following table sets forth certain information related to our offices:

City	Country	Owned/Leased	Approximate Square Footage
Lake Success, New York	United States	Leased	116,000
Dallas, Texas	United States	Leased	134,000
Burlington, Vermont	United States	Owned	140,000
Alexandria, Louisiana	United States	Leased	*
Amherst, New Hampshire	United States	Leased	*
Baton Rouge, Louisiana	United States	Leased	*
Burlington, Vermont	United States	Leased	*
East Greenbush, New York	United States	Leased	*
Edison, New Jersey	United States	Leased	*
Groton, Connecticut	United States	Leased	*
Houma, Louisiana	United States	Leased	*
Irving, Texas	United States	Leased	*
Lafayette, Louisiana	United States	Leased	*
Las Vegas, Nevada	United States	Leased	*
Manhattan Beach, California	United States	Leased	*
Memphis, Tennessee	United States	Leased	*
Metairie, Louisiana	United States	Leased	*
Monroe, Louisiana	United States	Leased	*
Philadelphia, Pennsylvania	United States	Leased	*
Plano, Texas	United States	Leased	*
Raleigh, North Carolina	United States	Leased	*
Sacramento, California	United States	Leased	*
Shreveport, Louisiana	United States	Leased	*
South Jordan, Utah	United States	Leased	*
Wilmington, Ohio	United States	Leased	*
Salzburg	Austria	Leased	*
Mississauga, Ontario	Canada	Leased	*
Beijing	China	Leased	*
Shanghai	China	Leased	*
Munich	Germany	Leased	*
Polch	Germany	Leased	*
Athens	Greece	Leased	*
Bangalore	India	Leased	*
Kuala Lumpur	Malaysia	Leased	*
Mexico City	Mexico	Leased	*
Auckland	New Zealand	Leased	*
Algés	Portugal	Leased	*
Moscow	Russia	Leased	*
Madrid	Spain	Leased	*
Taipei City	Taiwan	Leased	*

* - Leased space is less than 100,000 square feet.

On April 9, 2014, we entered into a lease for a new headquarters facility consisting of approximately 233,000 square feet of office space in North Hills, New York, approximately one mile from the current location in Lake Success, New York. The lease provides for initial base rent of approximately $7.6 million in the first year of the lease term, with increases of 2.5% annually thereafter, subject to increases of 3.0% if the Consumer Price Index for the prior twelve months has been equal to or greater than 4.0%. In addition, we will be responsible for additional rent to cover certain taxes and insurance charges. The lease, which has an initial term of seventeen years with an option to extend the term of the lease for an additional ten years, is expected to commence in 2016. We expect significant capital expenditures will be incurred in 2016 related to the internal build-out and the furnishing of the facility.

We believe our other existing facilities are adequate to meet our current reasonably foreseeable business needs.

Item 3. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of our business, none of which are expected to have a material adverse effect on us. For further information, refer to Note 18 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K under the heading “Legal Proceedings” and incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of January 31, 2015, there were 52 holders of record of our common stock. Our common stock is listed and traded on the NASDAQ Stock Market under the symbol “TRAK”. The following table sets forth the range of high and low sales prices for the common stock in each quarter of 2014 and 2013, as reported by the NASDAQ Stock Market.

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$50.59	$38.67
Third Quarter	$47.46	$36.43
Second Quarter	$50.04	$38.12
First Quarter	$58.84	$42.61

Year Ended December 31, 2013
Fourth Quarter	$50.30	$36.66
Third Quarter	$42.91	$35.00
Second Quarter	$36.00	$26.28
First Quarter	$33.62	$28.62

Dividend Policy

We have not paid any cash dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock, and we are currently limited in doing so pursuant to our credit facility.

Repurchases

From time to time, in connection with the vesting of stock-based compensation awards under our incentive award plans, we have received shares of our common stock in consideration of the tax withholdings due upon the vesting of stock-based compensation awards.

The following table sets forth the repurchases for the three months ended December 31, 2014, all of which were in conjunction with the vesting of stock-based compensation awards:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
October 2014	—	$—	n/a	n/a
November 2014	569	$45.67	n/a	n/a
December 2014	63,350	$44.94	n/a	n/a

Total	63,919

Item 6. Selected Financial Data

The selected consolidated financial data as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 have been derived from our consolidated financial statements and related notes thereto included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2012, 2011 and 2010 and for each of the two years in the period ended December 31, 2011 have been derived from our audited consolidated financial statements and related notes thereto, which are not included in this filing, and which have also been audited by PricewaterhouseCoopers LLP.

We completed multiple acquisitions, as well as the divestiture of ALG, Inc. (ALG) and the contribution of Chrome Systems, Inc. (Chrome) to the Chrome Data Solutions joint venture, during the periods presented below. The operating results of the acquired businesses have been included in our historical results of operations from the respective acquisition dates. The operating results of our disposed businesses are included in our historical results of operations through the disposal date. These transactions have significantly affected our revenue, results of operations and financial condition. Accordingly, the results of operations for the periods presented may not be comparable due to these acquisitions and disposals.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report on Form 10-K and “Financial Statements and Supplementary Data” in Part II, Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$854,415	$481,534	$388,872	$353,294	$243,826
(Loss) income from operations	$(12,177)	$11,054	$13,927	$14,238	$655
(Loss) income before benefit from (provision for) income taxes	$(28,658)	$4,567	$32,703	$62,732	$2,764
Net (loss) income	$(17,269)	$5,894	$20,454	$65,135	$(27,833)
Basic net (loss) income per share	$(0.33)	$0.14	$0.48	$1.58	$(0.69)
Diluted net (loss) income per share	$(0.33)	$0.13	$0.46	$1.53	$(0.69)
Weighted average common stock outstanding (basic)	52,284	43,616	42,508	41,270	40,323
Weighted average common stock outstanding (diluted)	52,284	45,325	43,999	42,527	40,323

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, and marketable securities	$334,411	$132,962	$182,270	$78,755	$195,307
Working capital (1)	$352,635	$135,778	$172,109	$94,518	$200,942
Total assets (2)	$2,361,075	$912,112	$863,874	$622,489	$457,943
Deferred revenue (short and long-term), due to acquirees (short and long-term) and other long-term liabilities	$58,812	$24,620	$29,593	$30,719	$11,090
Long term debt, net	$886,563	$170,317	$162,279	$—	$—
Retained earnings (accumulated deficit)	$62,305	$79,574	$73,680	$53,226	$(11,909)
Total stockholders’ equity	$1,098,688	$601,224	$571,317	$494,756	$408,917

(1)	Working capital is defined as current assets less current liabilities.
(2)	Presentation of prior year balances have been conformed to the current presentation. See Note 1 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Overview

Dealertrack Technologies’ web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set, including:

•	Digital Marketing solutions, which provide websites, digital advertising, and other digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide franchised and independent dealers with powerful dealer management systems (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which provide vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

In January 2015, we completed the acquisition of more than 99% of the voting equity of incadea plc (incadea), a leading provider of dealer management system (DMS) software and services to the global automotive retail and wholesale market. Incadea has long-term relationships with a number of global OEMs and serves more than 75,000 end-users. Through this acquisition, the number of countries in which our products are used increased to over 90, giving us a significant presence in North America, Europe, and the Asia-Pacific.

We are a Delaware corporation formed in August 2001. We are organized as a holding company and conduct a substantial amount of our business through our subsidiaries.

Executive Summary

Selected highlights of our operations for the year ended December 31, 2014 are as follows:

•	Revenue for the year ended December 31, 2014 was $854.4 million, an increase of $372.9 million from the year ended December 31, 2013.

•	Net loss for the year ended December 31, 2014 was $(17.3) million as compared to net income of $5.9 million for the year ended December 31, 2013.

•	In February 2014, we signed agreements to sell all of our equity interest in TrueCar, Inc. (TrueCar). We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. We used a significant portion of the proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com, described below.

•	On February 28, 2014, we entered into a credit agreement which provided credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, described below. The proceeds of the revolving credit facility may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments). As of December 31, 2014, we had $160.0 million outstanding on our 2014 revolving credit facility reflecting borrowings used in the incadea acquisition in January 2015. As of December 31, 2014, there is $65.0 million available for borrowing under the revolving credit facility.

•	On March 1, 2014, we completed the acquisition of Dealer.com, a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry.

•	On June 30, 2014, we made payments of $26.4 million to reduce the outstanding balance of our term loan B credit facility.

•	On July 1 2014, we completed our acquisition of substantially all of the assets of ASR Pro, a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships.

•	In December 2014, we announced a recommended cash offer to acquire incadea, a leading provider of DMS software and services to the global automotive retail market. The acquisition of incadea positions us as a global provider of automotive retail software and solutions, expanding our global addressable market and installed base. In addition, it strengthens and broadens our existing relationships with global OEMs, dealers and other customers in automotive retail, while helping accelerate incadea’s growth prospects by leveraging our relationships and resources. In January 2015, we completed the acquisition of incadea.

Non-GAAP Financial Measures and Other Business Statistics

We monitor our business performance using a number of measures that are not found in our consolidated financial statements. These measures include active dealers and lenders, active lender to dealership relationships, subscribing dealers, the average monthly subscription revenue per subscribing dealership, the number of transactions processed, average transaction price, transaction revenue per car sold, active dealerships on an advertising platform, and the average monthly advertising spend per dealer rooftop. We believe that improvements in these metrics will result in improvements in our financial performance over time.

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net (loss) income, adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Year Ended December 31,
	2014	2013		2012
Net (loss) income (GAAP)	$(17,269)		$5,894		$20,454

Financial Measures and Other Business Statistics (Non-GAAP):
Adjusted EBITDA (non-GAAP) (1)	$192,571		$117,707		$97,273
Adjusted net income (non-GAAP) (1)	$82,337		$59,095		$49,068

Capital expenditures, software and website development costs	$92,907		$52,040		$40,803

Active dealers in our U.S. network as of end of the period (2)	19,770		20,046		19,067
Active lenders in our U.S. network as of end of the period (3)	1,539		1,410		1,261
Active lender to dealer relationships as of end of the period (4)	202,086		191,135		174,628

Subscribing dealers in U.S. and Canada as of end of the period (5)	24,336		18,464		17,619
Average monthly subscription revenue per subscribing dealership (6)	$1,188		$767		$708

Transactions processed (7)	119,409		101,925		87,833
Average transaction price (8)	$2.83		$2.76		$2.61
Transaction revenue per car sold (9)	$9.43		$8.08		$6.95

Active dealerships on advertising platform as of end of the period (10)	7,525		*		*
Average monthly advertising spend per dealer rooftop (11)	$1,982	$	*	$	*

*	Historical amounts not applicable

(1)

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expense and certain other items that we do not believe are indicative of our ongoing operating results.

Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, and professional service fees), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense, rebranding expense and certain other items that we do not believe are indicative of our ongoing operating results. These adjustments to net income (loss), which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net (loss) income (GAAP)	$(17,269)	$5,894	$20,454
Interest income	(458)	(510)	(745)
Interest expense – cash	20,892	3,780	3,357
Interest expense – non-cash (12)	13,088	9,482	7,444
(Benefit from) provision for income taxes, net	(11,389)	(1,327)	12,249
Depreciation of property and equipment and amortization of capitalized software and website costs	50,337	30,989	23,345
Amortization of acquired identifiable intangibles	86,193	31,538	28,333

EBITDA (non-GAAP)	141,394	79,846	94,437
Adjustments:
Stock-based compensation	17,074	14,391	13,592
Contra-revenue (13)	5,272	4,869	4,215
Integration and other related costs (14)	18,957	6,802	1,530
Acquisition-related and other professional fees (14)	13,332	5,235	2,711
Acquisition-related contingent consideration changes and compensation expense, net (15)	4,180	2,028	1,777
Amortization of equity method investment basis difference (16)	2,190	2,824	3,985
Gain on disposal of subsidiaries and sale of investments	(9,828)	—	(33,193)
Rebranding expense	—	2,068	1,909
Realized gain on sale of previously impaired securities (non-taxable)	—	(356)	—
Change in fair value of warrant	—	—	6,310

Adjusted EBITDA (non-GAAP)	$192,571	$117,707	$97,273

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net (loss) income, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net (loss) income (GAAP)	$(17,269)	$5,894	$20,454
Adjustments:
Interest expense – non-cash (not tax-impacted) (12)	13,088	9,482	7,444
Amortization of acquired identifiable intangibles	86,193	31,538	28,333
Stock-based compensation	17,074	14,391	13,592
Contra-revenue (13)	5,272	4,869	4,215
Integration and other related costs (14)	19,831	7,045	1,583
Acquisition-related and other professional fees (14)	13,512	5,235	2,711
Acquisition-related contingent consideration changes and compensation expense, net (15)	4,180	2,028	1,777
Amortization of equity method investment basis difference (16)	2,190	2,824	3,985
Gain on disposal of subsidiaries and sale of investments	(9,828)	—	(33,193)
Rebranding expense	—	2,068	1,909
Realized gain on sale of previously impaired securities (non-taxable)	—	(356)	—
Amended state tax returns impact (non-taxable)	—	(19)	—
Change in fair value of warrant	—	—	6,310
Accelerated depreciation of certain technology assets (17)	—	—	1,004
Tax impact of adjustments (18)	(51,906)	(25,904)	(11,056)

Adjusted net income (non-GAAP)	$82,337	$59,095	$49,068

(2)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(3)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(4)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(5)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as these customers include brokers and carriers in addition to dealers.

(6)	Represents dealer-based subscription services revenue, including subscription revenue from partners who include our solutions in their dealer offerings, divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(7)	Represents revenue-generated transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling solutions, Collateral Management solutions and Dealertrack Canada networks at the end of a given period.

(8)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling solutions, Collateral Management solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(9)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(10)	We consider a dealership to be active on our advertising platforms as of a date if they incurred advertising spend in that month. The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 225 dealerships that were part of a short term campaign at December 31, 2014.

(11)	Represents advertising services revenue divided by average active dealerships on our advertising platform for a given period commencing with the Dealer.com acquisition on March 1, 2014.

(12)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes, term loan B credit facility and revolving credit facility.

(13)	For further information, please refer to Note 18 and Note 19 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(14)	The adjustment for adjusted net income exceeds the adjustment for adjusted EBITDA as a result of accelerated amortization charges relating to internally developed software, which are included in the depreciation adjustment within the adjusted EBITDA reconciliation, as well as integration items and acquisition items with an interest component, which are included in the interest adjustment within the adjusted EBITDA reconciliation.

(15)	Represents the change in the acquisition-related contingent consideration from acquisitions and other additional acquisition-related compensation charges.

(16)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(17)	Represents the accelerated depreciation of certain technology assets due to the discontinuation of those projects.

(18)	The tax impact of adjustments for the year ended December 31, 2014, are based on a blended tax rate of 38.3% applied to taxable adjustments other than gain on sale of investment which is based on an effective tax rate of 30.9%. Additionally, the tax impact of adjustments for the year ended December 31, 2014 includes $1.8 million of incremental deferred taxes related to the acquisition of Dealer.com. The blended tax rates are based upon the statutory tax rates of 38.6% and 26.5% applied to the adjustments for U.S. and Canada, respectively.

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

Revenue

Subscription Services Revenue. Subscription services revenue consists of revenue earned primarily from our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealers and other customers to manage their dealership data and operations, compare various financing and leasing options and programs, sell insurance and other aftermarket products, analyze, merchandise, and transport inventory and execute financing contracts electronically.

Transaction Services Revenue. Transaction services revenue consists of revenue earned from our lender customers for each credit application or contract that dealers submit to them. In addition, we earn transaction services revenue from lender customers for each financing contract executed via our electronic contracting and digital contract processing solutions, as well as from our lender customers for collateral management transactions.

We also earn transaction services revenue from dealers or other service and information providers, such as aftermarket providers and credit report providers, for each fee-bearing product accessed by dealers. This includes transaction services revenue for completion of on-line registrations with department of motor vehicles, completion of inventory appraisals, and accessing of credit reports.

Advertising Revenue. Advertising revenue consists of amounts we charge customers for the third-party fees related to paid search campaigns and online display advertisements in connection with our advertising products. We recognize the gross amount of such advertising spend as advertising revenue. Amounts we charge to manage the allocation of advertising spend are included in subscription services revenue.

Other Revenue. Other revenue consists of revenue earned primarily through training, forms programming, data conversion, hardware and equipment sales from our Dealer Management solutions, and shipping fees and commissions earned from our digital contract business.

See “Critical Accounting Policies and Estimates” for further discussion of revenue recognition.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of direct expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), expenses incurred in implementing and maintaining website service operations, third-party advertising costs associated with certain of our search and media product offerings, data and image licensing fees, the cost of third party tools and services integrated into our various product platforms, temporary labor expenses relating to our digital contract, collateral management, and registration and titling solutions, and amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or (ii) fees are due on the number of transactions processed. Cost of revenue also includes compensation and related benefits, technology consulting fees and other operating expenses for certain network and technology departments, DMS installation/training teams, CRM and digital marketing implementation teams, strategic inventory consulting and digital marketing professional service and dealer support teams and the production teams of our digital contract, registration and titling and collateral management solutions are also included. In addition, cost of revenue includes amortization expense on acquired intangible assets and capitalized software and website development costs, hardware and travel costs associated with our DMS product offering and installation/training personnel.

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

In previous periods, certain development, engineering and quality assurance costs related to our research and development efforts were recorded within cost of revenue on our consolidated statement of operations. In conjunction with the acquisition of Dealer.com, the categories of operating expenses were reviewed and it was determined that presentation of these costs within their own caption, research and development, within operating expenses was more useful to readers of our financial statements. Product development expenses, previously presented on their own line within operating expenses, are now included as research and development expenses. In addition, certain technology and development costs relating to our internal ERP and CRM applications, which were also previously recorded in cost of revenue, are now being presented in selling, general and administrative expenses. The following tables provide a reconciliation from the prior years’ presentation to the current year’s presentation for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	Historic	Adjustment	Adjusted
Operating Expenses:
Cost of revenue	$277,580	$(67,654)	$209,926
Product development	15,201	(15,201)	—
Research and development	—	76,258	76,258
Selling, general and administrative	177,699	6,597	184,296

Total operating expenses	$470,480	$—	$470,480

	Year Ended December 31, 2012
	Historic	Adjustment	Adjusted
Operating Expenses:
Cost of revenue	$220,695	$(45,223)	$175,472
Product development	11,732	(11,732)	—
Research and development	—	53,616	53,616
Selling, general and administrative	142,518	3,339	145,857

Total operating expenses	$374,945	$—	$374,945

Acquisitions

We have grown our business since inception through a combination of organic growth and acquisitions. The operating results of each business acquired have been included in our consolidated financial statements from the respective dates of acquisition. Our acquisitions have been recorded under the acquisition method of accounting, pursuant to which the total purchase price is allocated to the net assets acquired, based upon estimates of the fair value of those net assets. Any excess purchase price is allocated to goodwill. Amortization expense relating to definite-lived intangible assets is recorded as a cost of revenue.

On March 1, 2014, we completed our acquisition of the outstanding equity of Dealer.com for $620.8 million in cash and 8.7 million shares of our common stock for a total cost of $1,092.0 million. Dealer.com is a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. The acquisition significantly expands our digital marketing offerings to include a uniquely connected family of digital advertising solutions and services, tapping into the growing digital advertising market. We expect the acquisition to further our vision of transforming automotive retailing by delivering the most advanced solutions for dealers, OEMs, lenders and car shoppers.

On July 1, 2014, we completed our acquisition of substantially all of the assets of ASR Pro for $11.6 million in cash and approximately 48,000 shares of our common stock with a value of $2.2 million. There is a potential contingent consideration obligation for up to $3.0 million, subject to attaining future revenue results of the product. ASR Pro is a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships. The acquisition expands our addressable market of software solutions to include the vehicle service and repair market.

In December 2014, we announced a recommended cash offer to acquire all the equity of incadea for approximately 190 pence in cash per share, for a total consideration of approximately £121.6 million ($190.8 million at the time of conversion). Incadea is a leading provider of DMS software services to the global automotive retail market. In January 2015, we completed the acquisition of incadea. Incadea has long-term relationships with a number of global OEMs and serves more than 75,000 end-users. Through this acquisition, the number of countries in which our solutions are used increased to over 90, giving us a significant presence in North America, Europe, and the Asia-Pacific.

For further information regarding these acquisitions, please refer to Note 10 and Note 21 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Subscription Services Revenue

Subscription services revenue consists of revenue earned primarily from our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, manage the allocation of advertising spend, sell insurance and other aftermarket products, analyze, merchandise, advertise, and transport their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using the relative selling price method when the delivered products have stand-alone value.

Transaction Services Revenue

Lender Transaction Services Revenue

Lender transaction services revenue consists of transaction revenue earned from our lender customers for (1) each electronic receipt of credit application or contract data that dealers submit to them through the Dealertrack credit application network; (2) for each financing contract executed via our electronic contracting and digital contract processing solution; and (3) for collateral management transactions.

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

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and provide contract information electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contracts from dealers, digitizes the contract and submits them in electronic format to the respective lenders. Electronic and digital contracting revenue are recognized on a per transaction basis after services have been rendered.

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

Dealer and Other Service Provider Transaction Services Revenue

Registration Transaction Revenue

Our registration and titling services solutions provide various web-based and service-bureau based automotive vehicle registration services to customers. Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

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

Advertising Revenue

Advertising revenue consists of amounts we charge customers for third-party fees related to paid search campaigns and online display advertisements in connection with our advertising solutions. We recognize revenue as clicks are recorded on sponsored links on the various search engines for paid search or as impressions are delivered for display advertisements. As we are the primary obligor in substantially all of our arrangements, subject to the credit risk and with discretion over price, we recognize the gross amount of such advertising spend as advertising revenue and the cost of such advertising from online search providers as cost of revenue. In instances in which we are not the primary obligor, our customers’ advertising spend and amounts paid to the online search providers do not impact our consolidated results of operations. In both instances, we record as subscription services revenue the amounts we charge to manage the allocation of advertising spend through our web-based advertising management software tools.

Other Revenue

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our DMS solutions, and shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue. Other revenue is recognized when the service is rendered.

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

Capitalized costs are generally amortized over two years while our platform updates are amortized over five years and costs related to our SAP ERP implementation and salesforce.com implementation are amortized over seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue.

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2014 and 2013 did not indicate any impairment of our goodwill. In each year, the fair value of our reporting unit was significantly in excess of the carrying value, which includes goodwill. As of October 1, 2014, our market capitalization was approximately $2.3 billion compared to our book value, including goodwill, of approximately $1.1 billion.

In January 2015 we acquired incadea, who offers DMS and other solutions through 15 operating subsidiaries and 15 VARs in over 90 countries, giving us a significant presence globally, including Europe and the Asia-Pacific. The additional international operations from incadea may impact the number of reporting units we have for purposes of performing the impairment test for goodwill.

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

The following summarizes stock-based compensation expense by impact to the applicable statement of operations line item and by award type, respectively, for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$1,016	$1,039	$886
Research and development	3,072	2,520	2,292
Selling, general and administrative	12,986	10,832	10,414

Total stock-based compensation expense	$17,074	$14,391	$13,592

	Year Ended December 31,
	2014	2013	2012
Stock options	$4,567	$4,020	$4,608
Restricted stock units	10,131	8,223	7,101
Performance stock units	2,376	2,148	1,883

Total stock-based compensation expense	$17,074	$14,391	$13,592

As further described in Notes 1 and 17 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K, we reclassified approximately $2.5 million and $2.3 million of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively, previously recorded in cost of revenue, product development, and selling, general and administrative expenses, to research and development.

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of awards that will be forfeited before the completion of the vesting requirements. We use Black-Scholes-Merton and Monte Carlo simulation option pricing models to value our stock-based awards.

Expected Life

Beginning in 2013, the expected life of any issued stock-based awards is based upon our historical exercise patterns and the period of time that the awards are expected to be outstanding. Previously, due to our limited public company history, the expected life was determined based upon the experience of similar entities whose shares are publicly-traded. The expected life for stock-based awards granted before December 31, 2007 was determined based on the “simplified” method, due to our limited public company history.

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

The expected dividend yield is not applicable to our stock-based award grants as we have not paid any dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock and we are currently limited in doing so pursuant to our credit facility.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for members of our board of directors) from the vesting commencement date, which is typically the date of grant. Options granted generally expire seven years from the date of grant, except for stock options granted before July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

Restricted Stock Unit Vesting Requirements

Restricted stock units granted are generally subject to an annual cliff vest over four years (one year for members of our board of directors) from the vesting commencement date, with the exception of performance stock unit awards.

Performance Stock Unit Vesting Requirements

The performance stock unit awards for 2014 and 2013 are earned upon the achievement of revenue and total stockholder return (TSR) targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date. The performance stock unit awards for 2012 and 2011 are earned upon the achievement of adjusted net income (ANI) and TSR targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date.

Fair Value Inputs

The fair value of each stock option has been estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	December 31,
	2014	2013	2012
Expected volatility	39.5 – 40.3%	44.0%	47.3 – 49.9%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.60	4.60	4.18
Risk-free interest rate	1.34 – 1.52%	0.65 – 1.31%	0.50 – 0.62%
Weighted-average fair value of stock options granted	$18.72	$10.86	$10.79
Weighted-average fair value of restricted stock units granted	$51.62	$30.00	$28.03

The fair value of restricted stock units are based upon the fair value of a share of company stock on the date of grant. The fair value of TSR Performance Awards is estimated on the date of grant using a Monte Carlo simulation option pricing model. The fair value of Revenue Performance Awards and ANI Performance Awards are based upon the fair value of a share of company stock on the date of grant. The weighted-average assumptions were as follows:

	December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.54%	0.34%	0.39%
Weighted-average fair value of TSR Performance Awards granted	$49.62 – 69.49	$30.42	$28.98
Weighted-average fair value of Revenue Performance Awards granted	$45.11 – 55.06	$28.87	—
Weighted-average fair value of ANI Performance Awards granted	—	—	$27.99

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

For further information on our stock-based compensation programs, please refer to Note 14 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes, and (iv) if applicable, potential common shares which may be issued to satisfy the warrants issued in conjunction with our senior convertible notes. In periods with net losses there is no dilution in the earnings per share calculation.

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

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and receivables from customers. We place our cash, cash equivalents, and marketable securities with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition.

Our revenue is generated from customers in the automotive retail industry. As of December 31, 2014 one customer accounted for 11% of our accounts receivable. As of December 31, 2013, no customer accounted for more than 10% of our accounts receivable. For each of the three years ended December 31, 2014, no customer accounted for more than 10% of our revenue.

Segments

The segment information provided in the table below is reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines, transaction services, subscription services, and advertising and other revenues.

Revenue earned in Canada for the years ended December 31, 2014, 2013 and 2012 was approximately 6%, 9% and 10% of our total net revenue, respectively. Long-lived assets in Canada were $32.3 million, $39.7 million and $44.8 million as of December 31, 2014, 2013 and 2012, respectively.

Supplemental disclosure of revenue by service type for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Subscription services revenue	$346,756	$181,731	$145,148
Transaction services revenue	332,641	276,861	225,011
Advertising and other revenue	175,018	22,942	18,713

Total net revenue	$854,415	$481,534	$388,872

Fair Value Measurements

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine fair value at the measurement date.

A reconciliation of the beginning and ending balances of contingent consideration, a Level 3 liability, for the years ended December 31, 2013 and 2014 is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)

Change in fair value of contingent consideration – ClickMotive (2)	500

Balance as of December 31, 2013	$(500)

Change in fair value of contingent consideration – ClickMotive (2)	250
Payment of contingent consideration – ClickMotive (2)	250
Record fair value of contingent consideration in purchase accounting - ASR Pro (1)	(1,050)
Change in fair value of contingent consideration – ASR Pro (1)	(1,050)

Balance as of December 31, 2014	$(2,100)

(1)	In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, a portion of the purchase price included contingent consideration of up to $3.0 million payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the revenue contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. We recorded expense of $1.1 million for the year ended December 31, 2014 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of the July 1, 2014 acquisition date.

(2)	In connection with our October 1, 2012 acquisition of ClickMotive, a portion of the purchase price included contingent consideration that was payable in 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The total contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The consideration was settled in the second quarter of 2014 for $0.3 million and no liability remains. We recorded income of $0.3 million for the year ended December 31, 2014 as a result of a decrease in the estimated settlement of the contingent consideration from the estimated amount of $0.5 million as of December 31, 2013.

Results of Operations

The following table sets forth the selected consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations:
Net revenue	$854,415	100%	$481,534	100%	$388,872	100%

Operating expenses:
Cost of revenue	469,940	55%	209,926	44%	175,472	45%
Research and development	104,121	12%	76,258	16%	53,616	14%
Selling, general and administrative	292,531	34%	184,296	38%	145,857	38%

Total operating expenses	866,592	101%	470,480	98%	374,945	96%

(Loss) income from operations	(12,177)	(1)%	11,054	2%	13,927	4%
Interest income	458	0%	510	0%	745	0%
Interest expense	(33,980)	(4)%	(13,262)	(3)%	(10,801)	(3)%
Other (expense) income, net	(746)	0%	614	0%	(5,528)	(1)%
Earnings from equity method investment, net	7,959	1%	5,651	1%	1,167	0%
Gain on disposal of subsidiaries and sale of other assets	9,828	1%	—	—%	33,193	9%
(Loss) income before benefit from (provision for) income taxes, net	(28,658)	(3)%	4,567	1%	32,703	8%

Benefit from (provision for) income taxes, net	11,389	1%	1,327	0%	(12,249)	(3)%

Net (loss) income	$(17,269)	(2)%	$5,894	1%	$20,454	5%

Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Subscription services revenue	$346,756	$181,731	$165,025	91%
Transaction services revenue	332,641	276,861	55,780	20%
Advertising and other revenue	175,018	22,942	152,076	663%

Total net revenue	$854,415	$481,534	$372,881	77%

Subscription Services Revenue. The increase in subscription services revenue was primarily a result of additional subscription services revenue from the acquisitions of Customer Focused Marketing, Inc. (CFM) in 2013, and Dealer.com and ASR Pro in 2014, as well as from organic growth. The increase in subscription services revenue was a result of the following changes in our key business metrics.

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,188	$767	$421	55%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,336	18,464	5,872	32%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 55% and 32%, respectively. Dealer.com, CFM, and ASR Pro in 2014 contributed $145.6 million to subscription services revenue for the year ended December 31, 2014. As we integrate our offerings, revenue from certain previous customers, including the historic Interactive solution, are reflected within the revenue of Dealer.com, which impacts comparison to historical amounts. In addition, we had continued success in selling DMS, Inventory and F&I solutions, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Transaction Services Revenue. The increase in transaction services revenue was primarily due to increased market share, the 2013 acquisitions of Casey & Casey and Vintek, Inc. (Vintek), increased automobile sales, increased application activity, and improving credit availability. These factors had a positive impact on the following changes in our key business metrics.

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
Average transaction price (1)	$2.83	$2.76	$0.07	3%
Transaction revenue per car sold	$9.43	$8.08	$1.35	17%
Active lenders in our U.S. network as of end of the period	1,539	1,410	129	9%
Active lender to dealer relationships as of end of the period	202,086	191,135	10,951	6%
Transactions processed (in thousands, except percentages)	119,409	101,925	17,484	17%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 3% and 17%, respectively, which resulted in an increase in revenue of $7.9 million and $48.2 million, respectively, offset by additional contra-revenue of $0.3 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 9% in active lender customers in our U.S. Dealertrack network and a 6% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

Additional volumes of Registration & Titling solutions and Collateral Management solutions (including the additional volume from Vintek acquired on October 1, 2013), which are at a higher average price than our other transactions, also contributed to the increase in average transaction price and the total number of transactions processed. The increase in our number of active lender to dealer relationships was attributable to more active dealers, more active lenders in our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Vintek acquisition also contributed $14.0 million of transaction services revenue in the nine month period ended September 30, 2014 (prior to comparability on October 1, 2014). The Casey & Casey acquisition contributed $2.1 million of transaction services revenue in the three month period ended March 31, 2014 (prior to comparability on April 1, 2014).

Advertising and Other Revenue. The increase in advertising and other revenue was primarily due to the acquisition of Dealer.com and its advertising products relating to paid search and display advertising. These industry trends had a positive impact on the following changes in our key business metrics:

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
Active dealerships on advertising platform as of end of the period (1)	$7,525	*	*	*
Average monthly advertising spend per dealer rooftop	1,982	*	*	*
* Historical amounts not applicable.

(1) The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 225 dealerships that were part of a short term campaign as of December 31, 2014.

Advertising and other revenue increased $152.1 million primarily due to the Dealer.com acquisition in March 2014, which contributed $150.0 million to the total increase.

Operating Expenses

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$469,940	$209,926	$260,014	124%
Research and development	104,121	76,258	27,863	37%
Selling, general and administrative	292,531	184,296	108,235	59%

Total operating expenses	$866,592	$470,480	$396,112	84%

Cost of Revenue. The increase was attributable to an addition of $144.5 million in direct costs of revenue due to the acquisitions of Casey & Casey, Vintek, CFM, Dealer.com and ASR Pro. Compensation and related benefit costs increased $28.5 million, primarily due to additional team members, including those from acquisitions.

Other increases included $54.7 million of intangible amortization expense, $10.8 million of amortization of software development costs and $10.1 million of technology expenses, including technology consulting and other related expenses. The increase in amortization expense was primarily a result of additional acquired intangibles as well as $11.4 million from charges relating to changes in expected asset use. Technology expenses also include $3.2 million of charges relating to changes in expected asset use.

Research and Development Expenses. The increase was primarily the result of an increase of $24.3 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions, and $1.8 million in depreciation expense.

Selling, General and Administrative Expenses. The increase was primarily the result of $64.7 million of additional compensation, stock based compensation and related benefit costs, primarily due to additional team members, including those from acquisitions, and $6.1 million of additional transaction related costs, primarily from the Dealer.com and incadea acquisitions.

There were also increases of $8.3 million in additional technology consulting and related expenses associated with our internal and support systems, $6.4 million in travel and related costs, $5.2 million in professional fees (including integration costs), $4.0 million of marketing expenses, $3.8 million in depreciation expense, and $3.2 million in occupancy and telecom costs (primarily acquisition-related).

Interest Expense

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Interest expense	$(33,980)	$(13,262)	$(20,718)	156%

The following table sets forth the interest expense components for the period:

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Convertible notes - coupon interest	$3,000	$3,000	$—	—%
Convertible notes - amortization of debt discount	8,589	8,037	552	7%
Convertible notes - amortization of debt issuance costs	1,063	995	68	7%

Term loan B credit facility - cash interest	$16,500	$—	$16,500	100%
Term loan B credit facility - amortization of debt issuance costs and debt discount	1,363	—	1,363	100%
Term loan B credit facility - loss on extinguishment of debt	518	—	518	100%

2014 and 2011 revolving credit facilities - commitment fees	$746	$443	$303	68%
2014 and 2011 revolving credit facilities - amortization of debt issuance costs	1,554	450	1,104	245%

Other	$647	$337	$310	92%

Total	$33,980	$13,262	$20,718	156%

Gain on Sale of Assets

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Gain on sale of assets	$9,828	$—	$9,828	100%

During 2014, we recorded a gain of $9.8 million on the sale of our shares of TrueCar, Inc.

Earnings from Equity Method Investment, Net

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Earnings from equity method investment, net	$7,959	$5,651	$2,308	41%

The net earnings from the Chrome Data Solutions joint venture for 2014 consisted of our 50% share of the joint venture net income of $10.1 million, which was reduced by approximately $2.2 million of basis difference amortization. The net earnings for 2013 consisted of our 50% share of the joint venture net income of $8.5 million, which was reduced by approximately $2.8 million of basis difference amortization.

Benefit from Income Taxes, Net

	Year Ended December 31,		Variance
	2014	2013	$ Amount	Percent
	(In thousands, except percentages)
Benefit from income taxes, net	$11,389	$1,327	$10,062	758%

The net benefit from income taxes for 2014 consisted of $15.8 million of federal income tax benefit, $1.0 million of state income tax expense and $3.4 million of tax expense for our Canadian subsidiary. The federal income tax benefit includes a $1.6 million benefit from the general business credit and a $1.9 million benefit from a decrease in valuation allowances. The benefits were offset by an increase in capitalized, non-deductible deal costs associated with acquisitions of $1.8 million. The state income tax expense was primarily related to the change in the state tax rate applied to our deferred tax assets and liabilities as a result of the Dealer.com acquisition.

The net benefit from income taxes for 2013 of $1.3 million consisted of $3.9 million of federal income tax benefit, $0.9 million of state income tax benefit and $3.5 million of tax expense for our Canadian subsidiary. The state income tax benefit includes $0.2 million of deferred tax expense which resulted from a change in state apportionment primarily due to 2013 acquisitions. The federal income tax benefit includes a $1.3 million benefit from general business credits and a $0.8 million benefit from a decrease in valuation allowance, including the impact of approved federal filing adjustments.

This resulted in an effective tax rate for 2014 which was a benefit of 39.7% compared with a benefit of 29.1% for 2013.

Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Subscription services revenue	$181,731	$145,148	$36,583	25%
Transaction services revenue	276,861	225,011	51,850	23%
Advertising and other revenue	22,942	18,713	4,229	23%

Total net revenue	$481,534	$388,872	$92,662	24%

Subscription Services Revenue. The increase in subscription services revenue was primarily a result of organic growth, as well as additional subscription services revenue from the 2012 acquisitions of Dealertrack CentralDispatch and ClickMotive, and the 2013 acquisitions of CFM and certain assets of Nexteppe Business Solutions, Inc. (Nexteppe). The net increase in subscription services revenue was a result of the following changes in our key business metrics.

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$767	$708	$59	8%
Subscribing dealers in U.S. and Canada as of end of the period (2)	18,464	17,619	845	5%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 8% and 5%, respectively. In 2013, the subscription services revenue for CentralDispatch and ClickMotive contributed a combined $35.3 million to subscription services revenue, compared to $8.9 million after their respective acquisition dates in 2012. The 2013 acquisitions of CFM and certain assets of Nexteppe contributed $2.0 million of total subscription services revenue in 2013 after their respective acquisition dates. In addition, we had continued success in selling DMS and F&I solutions, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Transaction Services Revenue. The increase in transaction services revenue was primarily due to an increase in automobile sales, increased application activity, and improving credit availability. Transaction services revenue also increased as a result of the acquisitions of Casey & Casey on April 1, 2013 and Vintek on October 1, 2013. These factors had a positive impact on the following changes in our key business metrics.

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
Average transaction price (1)	$2.76	$2.61	$0.15	6%
Transaction revenue per car sold	$8.08	$6.95	$1.13	16%
Active lenders in our U.S. network as of end of the period	1,410	1,261	149	12%
Active lender to dealer relationships as of end of the period	191,135	174,628	16,507	9%
Transactions processed (in thousands, except percentages)	101,925	87,833	14,092	16%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our average transaction price and the total number of transactions processed increased 6% and 16%, respectively, which resulted in an increase in revenue of $15.8 million and $36.7 million, respectively, offset by additional contra-revenue of $0.6 million. Contributing factors to the increase in average transaction price and the total number of transactions processed included increases of 12% in active lender customers in our U.S. Dealertrack network and a 9% increase in our active lender to dealer relationships, as well as an increase in car sales volumes. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction. Additional transaction volumes of Registration & Titling solutions and Collateral Management solutions, which are at a higher average price than our other transactions, also contributed to the increase. The increase in our number of active lender to dealer relationships was attributable to more active dealers, more active lenders on our U.S. network, and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold. The Casey & Casey and Vintek acquisitions also contributed $6.2 million and $3.7 million of transaction services revenue in 2013, respectively.

Advertising and Other Revenue. The increase in advertising and other revenue was primarily from our Dealer Management solutions.

Operating Expenses

	Year Ended December 31,		Variance
	2013	2012	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$209,926	$175,472	$34,454	20%
Research and development	76,258	53,616	22,642	42%
Selling, general and administrative	184,296	145,857	38,439	26%

Total operating expenses	$470,480	$374,945	$95,535	25%

Cost of Revenue. The increase was primarily the result of $7.3 million of additional compensation and related benefit costs primarily due to additional team members from the 2013 acquisitions of Casey & Casey, CFM and Vintek, as well as the 2012 acquisitions of Dealertrack CentralDispatch and ClickMotive. In addition, we incurred $2.1 million in additional technology expenses, including technology consulting and other related expenses.

There were also increases of $3.2 million of direct cost of revenue for our Registration & Titling solutions and Collateral Management solutions (volume related), $4.5 million of direct cost of revenue for ClickMotive (acquired in October 2012), $1.9 million of direct cost of revenue for CFM and Vintek (acquired in October 2013), and $1.6 million of direct cost of revenue for DMS. Other increases included $5.8 million of amortization of software development costs, $3.4 million of intangible amortization expense, $1.3 million in occupancy and telecom costs, and $0.8 million in depreciation expense. The increase in intangible amortization expense was primarily a result of additional acquired intangibles from acquisitions. The additional occupancy and telecom costs are a result of incremental team members and facilities, including those from acquisitions, as well as $0.3 million of rent acceleration as a result of vacating the former ClickMotive office space.

Research and Development Expenses. The increase was primarily the result of an increase of $11.8 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions. In addition, we incurred $8.7 million in additional technology expenses, and $1.1 million of additional occupancy and telecom expense.

Selling, General and Administrative Expenses. The increase was primarily the result of an increase of $20.4 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

There were additional increases of $0.9 million in marketing and related expenses, $2.2 million in travel and related costs, $4.0 million in professional fees (including acquisition and integration costs), $1.4 million in occupancy and telecom costs (primarily acquisition-related), $4.4 million of general and administrative costs, including those from acquired entities including Casey & Casey, ClickMotive, and Vintek, $0.9 million in recruiting and relocation, $3.3 million in additional technology consulting and related expenses associated with our internal and support systems, and $0.9 million in depreciation. These increases were offset by a decrease of $0.6 million in software development cost amortization, primarily due to accelerated depreciation for discontinued technology which occurred in 2012.

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

The increase in other income (expense), net was primarily due to a $6.3 million decrease in the value of our warrant in TrueCar during 2012. Included in 2013 was $0.4 million of realized gains on the sale of marketable securities.

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

The net benefit for income taxes for 2013 of $1.3 million consisted of $3.9 million of federal income tax benefit, $0.9 million of state income tax benefit and $3.5 million of tax expense for our Canadian subsidiary. The state income tax benefit includes $0.2 million of deferred tax expense which resulted from a change in state apportionment primarily due to 2013 acquisitions. The federal income tax benefit includes a $1.3 million benefit from general business credits and a $0.8 million benefit from a reduction in our valuation allowance, including the impact of approved federal filing adjustments.

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

This resulted in an effective tax rate for 2013 which was a benefit of 29.1% compared with a provision of 37.5% for 2012.

Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two year period ended December 31, 2014. The unaudited quarterly consolidated information has been prepared substantially on the same basis as our audited consolidated financial statements. You should read the following tables presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements for our full years and the related notes. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair statement of our consolidated financial position and operating results for the quarters presented. The operating results for any quarters are not necessarily indicative of the operating results for any future period.

	(Unaudited)
	(in thousands, except for per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Net revenue	$158,808	$224,767	$233,520	$237,320
Gross profit (1)	68,901	105,306	108,275	101,993
(Loss) income from operations	(22,633)	3,533	9,135	(2,212)
Net (loss) income	(11,642)	(1,375)	2,108	(6,360)
Basic net (loss) income per share (2)	$(0.25)	$(0.03)	$0.04	$(0.12)
Diluted net (loss) income per share (2) (3)	$(0.25)	$(0.03)	$0.04	$(0.12)
Weighted average common stock outstanding (basic)	47,351	53,642	53,935	54,109
Weighted average common stock outstanding (diluted) (3)	47,351	53,642	55,829	54,109

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Net revenue	$109,059	$121,782	$124,582	$126,111
Gross profit (1)	60,849	69,785	70,724	70,250
Income (loss) from operations	751	7,629	6,912	(4,238)
Net (loss) income	(34)	3,839	5,795	(3,706)
Basic net (loss) income per share (2)	$(0.00)	$0.09	$0.13	$(0.08)
Diluted net (loss) income per share (2) (3)	$(0.00)	$0.09	$0.13	$(0.08)
Weighted average common stock outstanding (basic)	43,173	43,545	43,796	43,931
Weighted average common stock outstanding (diluted) (3)	43,173	44,881	45,757	43,931

(1)	Gross profit is calculated as net revenue less cost of revenue.

(2)	The addition of earnings per share by quarter may not equal total earnings per share for the year, as a result of the weighted average shares outstanding calculation.

(3)	There is additional dilution that can occur when the average price of our common stock per quarter exceeds the $37.37 conversion price on our senior convertible notes and the $46.18 warrant strike price. Certain quarters above had an average common stock price that exceeded the conversion price on our senior convertible notes and the warrant strike price, but the additional dilutive shares were not reflected due to the net loss for the period. See Note 2 to our consolidated financial statements for additional details.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, capital expenditures, acquisitions, scheduled payments of our term loan B, revolving credit facility and convertible notes, and for general corporate purposes. We expect to have sufficient liquidity to meet our liquidity requirements for the next twelve months (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, investments in marketable securities and our revolving credit facility.

As of December 31, 2014, we had $332.3 million of cash and cash equivalents, $2.1 million in short-term marketable securities, $352.6 million in working capital and $65.0 million available for borrowing under our $225.0 million revolving credit facility.

As of December 31, 2013, we had $122.4 million of cash and cash equivalents, $10.6 million in short-term marketable securities and $135.8 million in working capital.

In addition, pursuant to a shelf registration statement we filed with the Securities and Exchange Commission on August 11, 2014, we may offer and sell shares of common stock from time to time in amounts, at prices and on terms we determine at the time of the offering. The shelf registration statement expires in August 2017.

Our capital expenditures, software and website development costs for the year ended December 31, 2014 were $92.9 million, of which $85.6 million was paid in cash. We do not have any material commitments for capital expenditures as of December 31, 2014 and we expect to fund our future capital expenditures from working capital.

On February 28, 2014, Dealertrack and one of our subsidiaries, Dealertrack Canada, Inc., entered into a new Credit Agreement (the “2014 Credit Agreement”), which provides credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to pay in full interest amounts due under our prior Credit Agreement (the “2011 Credit Agreement”), to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for general corporate purposes. As of December 31, 2014, $548.6 million of the term loan B credit facility remained outstanding.

The proceeds of the revolving credit facility may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments). Up to $25.0 million of the revolving credit facility may be used to obtain letters of credit, up to $25.0 million of the revolving credit facility may be used to obtain swing line loans, and up to $35.0 million of the revolving credit facility may be used to obtain revolving loans and letters of credit in Canadian Dollars.

In December 2014, we borrowed $160.0 million on our revolving credit facility. This borrowing, along with an additional $30.8 million of cash on hand, was converted to Great British Pounds and was placed in escrow to provide funding for the acquisition of incadea. The balance in the escrow fund account is reflected on our consolidated balance sheet within cash and cash equivalents as of December 31, 2014. Incadea has a €19.6 million line of credit which contains a change in control provision. We expect to use cash on hand to extinguish this line of credit in the first quarter of 2015.

As of December 31, 2014, we were in compliance with all covenants and financial ratios under the 2014 Credit Agreement.

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

A holder of the notes may convert the notes under certain circumstances, including, but not limited to, if on any date before any calendar quarter prior to October 15, 2016 the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter. The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the year ended December 31, 2014. As a result, the senior convertible notes may not be surrendered for conversion during the calendar quarter following December 31, 2014. As there is no potential conversion, the net carrying value of the senior convertible notes was presented as a long-term liability on the consolidated balance sheet as of December 31, 2014. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so, through the use of cash, our revolving credit facility, or a combination thereof.

There are no required debt payments, exclusive of interest, until the maturity date of our convertible debt in March 2017, and the maturity date of our revolving line of credit in February 2019. There are no required principal payments on our term loan B credit facility until December 2018.

For further information concerning the 2014 Credit Agreement, including the term loan B credit facility and the revolving credit facility, and our senior convertible notes, please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability on the taxable gain of approximately $58.8 million was reduced by the utilization of tax attributes for the year ended December 31, 2014. We used a portion of the proceeds from the sale as part of the purchase consideration for the acquisition of Dealer.com.

On March 1, 2014, we completed our acquisition of the outstanding equity of Dealer.com for $620.8 million in cash and 8.7 million shares of our common stock for a total cost of $1,092.0 million. For further information, please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On June 30, 2014, we made payments of $26.4 million to reduce the outstanding balance of our term loan B credit facility.

On July 1, 2014, we completed our acquisition of substantially all of the assets of ASR Pro for $11.6 million in cash and approximately 48,000 shares of our common stock with a value of $2.2 million. There is a potential contingent consideration obligation for up to $3.0 million, subject to attaining future revenue results of the product. For further information, please refer to Note 10 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

In December 2014, we announced a recommended cash offer to acquire all the equity of incadea for approximately 190 pence in cash per share, for a total consideration of approximately £121.6 million ($190.8 million at the time of conversion). In January 2015, we completed the acquisition of more than 99% of the outstanding shares of incadea.

Canada

Included in cash and cash equivalents as of December 31, 2014 was $41.1 million of cash and cash equivalents held by our Canadian subsidiary. Our intent is to permanently reinvest these funds outside the United States, and current plans do not anticipate that we will need funds generated by our Canadian subsidiary to fund our domestic operations. In the event funds from our Canadian subsidiary are needed to fund operations in the United States, we would be subject to additional income and withholding taxes upon repatriation.

Cash Flow Components

The following table sets forth the cash flow components for the following periods (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$30,390	$82,385	$70,723
Net cash used in investing activities	$(540,508)	$(105,855)	$(198,164)
Net cash provided by financing activities	$723,213	$3,610	$192,074

Operating Activities

Years ended December 31, 2014 and 2013

The decrease in net cash provided by operations of $52.0 million is primarily due to a decrease in net income of $23.2 million, and a decrease of $73.5 million in operating assets and liabilities, offset by changes in non-cash items which increased operating cash flow by $44.6 million.

The decrease in cash flows from net changes in operating assets and liabilities is primarily due to increased accounts receivable of $16.9 million, the decrease in accounts payable and accrued liabilities of $25.8 million, and the decrease in prepaid expenses and other current assets of $32.3 million. The changes in accounts payable and accrued liabilities and prepaid expenses include the impact of the payment of acquired liabilities from the Dealer.com acquisition, as well as the tax amounts receivable and due to acquirees. See Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The net non-cash items include an additional increase in deferred tax benefit of $19.8 million, primarily the result of the gain from the sale of our investment in TrueCar, which resulted in a reduction in deferred tax expense and an increase in current tax expense. The non-cash items also include an increase of $7.7 million in windfall tax benefits and $9.8 million of realized gain on the sale of our TrueCar investment. These were offset by additional depreciation and amortization of $74.0 million, primarily due to increased amortization from acquired intangibles and the impairment of certain assets, additional amortization of debt issuance costs and debt discount of $3.6 million, and additional provision for doubtful accounts and sales credits of $4.0 million.

Our operating cash flows in 2014 were adversely impacted by the payment in the first quarter of approximately $69.0 million of acquired Dealer.com liabilities and the deferred tax benefit of $31.1 million, which includes the impact of the sale of our investment in TrueCar in the first quarter.

Years ended December 31, 2013 and 2012

The increase in net cash provided by operations of $11.7 million is primarily due to non-cash items, including a $33.2 million gain recorded from the contribution of the net assets of Chrome for our investment in Chrome Data Solutions during 2012, an increase in depreciation and amortization of $10.8 million, additional amortization of debt issuances costs and debt discount of $1.9 million, and an increase in our provision for doubtful accounts and sales credits of $2.7 million. These increases were offset by a reduction in net income of $14.6 million, a decrease in the deferred tax provision of $12.1 million, the prior year change in warrant fair value of $6.3 million, additional earnings from our equity method investment of $4.5 million, and net changes in operating assets and liabilities of $1.1 million.

Investing Activities

Years ended December 31, 2014 and 2013

The increase in net cash used in investing activities of $434.7 million was primarily the result of a payment of $555.9 million for the acquisition of Dealer.com and ASR Pro, net of acquired cash, offset by $92.5 million of proceeds from the sale of our cost method investment in TrueCar.

 Other changes included an increase in capital expenditures, software and website development costs of $37.2 million, a decrease in purchases of marketable securities of $21.8 million, and a decrease in sales and maturities of marketable securities of $40.6 million. The increase in capital expenditures reflects our continued investment in the development of our products, as well as our ERP and CRM systems.

Years ended December 31, 2013 and 2012

The decrease in net cash used in investing activities of $92.3 million was primarily the result of a decrease in purchases of marketable securities of $43.2 million, a decrease in the payments for acquisitions of $44.5 million, an increase in the proceeds from sales and maturities of marketable securities of $23.3 million, and the $1.8 million of cash which was included in the contribution of the net assets of Chrome to the Chrome Data Solutions joint venture in 2012. These decreases were offset by an increase in capital expenditures, software and website development costs of $15.7 million and $5.5 million of proceeds from the sale of a Chrome branded asset in 2012.

The decrease in cash used for acquisitions relates to the $129.9 million of funds used in 2012 for the acquisitions of Dealertrack CentralDispatch, ClickMotive and the Ford iCONNECT DMS business, net of acquired cash, as compared to the $85.4 million used in 2013 for the acquisitions of Casey & Casey, CFM, Vintek and Nexteppe, net of acquired cash.

The increase in capital expenditures reflected our continued investment in the development of our products, as well as our SAP ERP and salesforce.com CRM systems. The use of marketable securities was related to our 2013 acquisitions.

Financing Activities

Years ended December 31, 2014 and 2013

The increase in net cash provided by financing activities of $719.6 million is due to borrowings under our term loan B credit facility in the amount of $575.0 million and $160.0 million on our revolving credit facility. These borrowings were reduced by principal payments of $26.4 million on our term loan B credit facility, financing costs recorded as debt discounts and debt issuances costs in the amount of $16.7 million, and purchases of treasury stock of $6.7 million. In addition, there were $15.1 million of additional proceeds from the exercise of stock options and $7.7 million of additional windfall tax benefits. Further, the increase in net cash provided by financing activities increased due to the repayment of a note payable of $11.4 million for the year ended December 31, 2013.

Years ended December 31, 2013 and 2012

The decrease in net cash provided by financing activities of $188.5 million is due to the March 2012 issuance of our senior convertible notes of $200.0 million and the repayment of a note payable in 2013 of $11.4 million. These decreases were offset by the 2012 net payment for a call spread overlay of $14.2 million related to the senior convertible notes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

		Less Than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Senior convertible notes (1)	$207,500	$3,000	$204,500	$—	$—
Term loan B credit facility (2)	664,028	18,244	36,152	41,282	568,350
Revolving credit facility (3)	160,000	—	—	160,000	—
Notes payable - Dealer.com acquisition (4)	8,875	567	929	1,006	6,373
Note payable - Vintek consideration (4)	4,055	4,055	—	—	—
Operating lease obligations (5)	224,489	14,259	34,890	30,145	145,195
Capital lease obligations	232	107	124	1	—
Hosting and data licensing agreements (6)	12,075	6,301	5,475	299	—
Advertising agreement (7)	56,000	15,000	41,000	—	—
Continuing employment compensation	2,695	2,695	—	—	—
Contingent consideration (8)	12,600	5,250	7,350	—	—

Total contractual cash obligations	$1,352,549	$69,478	$330,420	$232,733	$719,918

(1) Our 1.50% convertible senior notes mature on March 15, 2017, unless repurchased or converted before maturity. The amounts in the table assume the payment of interest on our senior convertible notes through their maturity date and the payment of the $200.0 million aggregate principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually in March and September. The senior convertible notes will be convertible, subject to certain conditions, into cash, shares of our common stock, or a combination of cash and shares of common stock, at our option. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so.

(2) Our term loan B credit facility matures on February 28, 2021. The disclosure includes any quarterly required principal payments and assumes the payment of interest through its maturity date and the payment of the remaining principal amount of the term loan at the maturity date. Interest on the notes is payable quarterly and is assumed to be at a rate of 3.25%, which was the rate in effect as of December 31, 2014. A voluntary principal payment of $25.0 million in June 2014 was applied against mandatory prepayments in sequential order and no additional principal payments are required to be made until the quarter ending December 31, 2018.

(3) Our revolving credit facility matures on February 28, 2019. Interest on loans made in U.S. Dollars under this revolving credit facility accrues, at our option, at a rate per annum equal to (1) the ABR plus a margin ranging from 0.50% to 1.25% depending upon our consolidated first lien leverage ratio or (2) LIBOR for an interest period to be selected by us plus a margin ranging from 1.50% to 2.25% depending upon our consolidated first lien leverage ratio.

(4) For further information please refer to Note 10, in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(5) Operating lease obligations includes the lease for our new headquarters facility, which provides for an initial base rent of approximately $7.6 million in the first year of the lease term, with increases of 2.5% annually thereafter, subject to increases of 3.0% if the Consumer Price Index for the prior twelve months has been equal to or greater than 4.0%. In addition, we will be responsible for additional rent to cover certain taxes and insurance charges. The lease, which has an initial term of seventeen years with an option to extend the term of the lease for an additional ten years, is expected to commence in 2016. The contractual obligation disclosure reflects commencement on July 1, 2016, the midpoint of the expected commencement year, with 2.5% annual increases.

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

(7) We have an agreement with a third party for the purchase of advertising impressions which contains an option to cancel after December 31, 2017. The agreement requires us to make minimum payments on an annual basis for the purchase of impressions. Any impressions purchased under the annual minimum commitment that are not consumed in the year can be carried forward to be used for the first six months of the following year.

(8) Contingent consideration includes a $10.5 million contingency acquired as part of the acquisition of Dealer.com. The Dealer.com acquired contingency was fully funded as part of total acquisition consideration and any amounts not paid to settle the contingency will be returned to the seller ($5.25 million in 2015 and $5.25 million in 2016). Contingent consideration also includes a contingency due in 2017 for up to $3.0 million related to our acquisition of ASR Pro, which is reflected at its current fair value of $2.1 million as of December 31, 2014. For further information on the ASR Pro contingent consideration, see Note 3 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Other Contractual Obligations

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of $9.0 million as of December 31, 2014, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $3.1 million as of December 31, 2014. As of December 31, 2014, $0.9 million is accrued under severance agreements which are to be paid over the next two years.

The total liability for the uncertain tax positions as of December 31, 2014 and 2013 was $1.3 million and $0.9 million, respectively, which may be reduced by a federal tax benefit, if paid. As of December 31, 2014 and 2013, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.2 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard effective beginning with the quarter ended March 31, 2014. The adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on a principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the application method and expected impact of this new ASU on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exposure

As of December 31, 2014, we only had operations located in, and provided services to, customers in the United States and Canada. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with the Canadian dollar.

Due to our acquisition of incadea in January 2015, the number of countries in which our solutions are used increased by over 90. As a result, in future periods, our earnings will be affected by fluctuations in the value of the U.S. dollar as compared to numerous additional currencies, primarily the Euro.

Our exposure is expected to be mitigated, in part, by the fact that we incur certain operating costs in the same foreign currency in which the revenue will be denominated. The foreign currency exposure that will exist should be limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.

Interest Rate Exposure

As of December 31, 2014, we had $332.3 million of cash and cash equivalents and $2.1 million of short-term marketable securities. As of December 31, 2013, we had $122.4 million of cash and cash equivalents and $10.6 million in short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Reductions in interest rates could materially impact our interest expense and interest income and may impact future operating results. An interest rate increase of 1% would have a negative effect of approximately $3.5 million on consolidated operating results.  This reflects additional interest expense on our term loan B credit facility and revolving credit facility, which are variable rate debt, offset by additional interest income on cash balances, calculated based upon balances as of December 31, 2014.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dealertrack Technologies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dealertrack Technologies, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Dealer Dot Com, Inc., a wholly-owned subsidiary, as well as the acquired assets of ASR Pro, LLC from its assessment of internal control over financial reporting as of December 31, 2014, because they were acquired in business combinations during the year ended December 31, 2014. We have also excluded Dealer Dot Com, Inc. and ASR Pro, LLC from our audit of internal control over financial reporting. Dealer Dot Com, Inc. is a wholly-owned subsidiary of Dealertrack Technologies, Inc., which represents 56% and 34% of the consolidated financial statement amounts of total assets and total revenues, respectively, as of and for the year ended December 31, 2014. ASR Pro, LLC is a wholly-owned business of Delaertrack Technologies, Inc. which represents 1% and less than 1% of the consolidated financial statement amounts of total assets and total revenues, respectively, as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 24, 2015

 DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents (Note 21)	$332,310	$122,373
Marketable securities	2,101	10,589
Customer funds and customer funds receivable	33,568	25,901
Accounts receivable, net of allowances of $7,174 and $6,924 as of December 31, 2014 and December 31, 2013, respectively	101,019	48,349
Deferred tax assets, net	18,838	2,053
Prepaid expenses and other current assets (Note 15)	54,183	21,314

Total current assets	542,019	230,579

Property and equipment, net	86,909	31,866
Software and website development costs, net	91,146	62,513
Investments	34,662	119,318
Intangible assets, net	526,202	136,754
Goodwill	1,055,262	316,466
Other assets — long-term	24,875	14,616

Total assets	$2,361,075	$912,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,319	$15,013
Accrued compensation and benefits	30,885	20,645
Accrued liabilities — other	43,594	21,284
Customer funds payable	33,568	25,901
Deferred revenue	15,112	9,958
Due to acquirees and notes payable (Note 15)	23,906	2,000

Total current liabilities	189,384	94,801

Long-term liabilities
Deferred tax liabilities	166,646	33,108
Deferred revenue	7,488	6,482
Long term debt, net	886,563	170,317
Other liabilities	12,306	6,180

Total long-term liabilities	1,073,003	216,087

Total liabilities	1,262,387	310,888

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 57,562,564 shares issued and 54,244,016 shares outstanding as of December 31, 2014; and 47,154,300 shares issued and 43,995,893 shares outstanding as of December 31, 2013	576	472
Treasury stock, at cost; 3,318,548 shares and 3,158,407 shares as of December 31, 2014 and December 31, 2013, respectively	(61,143)	(53,408)
Additional paid-in capital	1,100,449	571,550
Accumulated other comprehensive (loss) income	(3,499)	3,036
Retained earnings	62,305	79,574

Total stockholders’ equity	1,098,688	601,224

Total liabilities and stockholders’ equity	$2,361,075	$912,112

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenue:
Net revenue	$854,415	$481,534	$388,872

Operating expenses:
Cost of revenue	469,940	209,926	175,472
Research and development	104,121	76,258	53,616
Selling, general and administrative	292,531	184,296	145,857
Total operating expenses	866,592	470,480	374,945

(Loss) income from operations	(12,177)	11,054	13,927

Interest income	458	510	745
Interest expense	(33,980)	(13,262)	(10,801)
Other (expense) income, net	(746)	614	(5,528)
Earnings from equity method investment, net	7,959	5,651	1,167
Gain on disposal of subsidiaries and sale of other assets	9,828	—	33,193
(Loss) income before benefit from (provision for) income taxes, net	(28,658)	4,567	32,703
Benefit from (provision for) income taxes, net	11,389	1,327	(12,249)

Net (loss) income	$(17,269)	$5,894	$20,454

Basic net (loss) income per share	$(0.33)	$0.14	$0.48
Diluted net (loss) income per share	$(0.33)	$0.13	$0.46
Weighted average common stock outstanding (basic)	52,284	43,616	42,508
Weighted average common stock outstanding (diluted)	52,284	45,325	43,999

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net (loss) income	$(17,269)	$5,894	$20,454

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6,450)	(4,443)	1,269
Net change in unrealized losses on securities	(85)	(148)	(5)
Other comprehensive (loss) income, net of tax	(6,535)	(4,591)	1,264

Total comprehensive (loss) income	$(23,804)	$1,303	$21,718

The accompanying notes are an integral part of these consolidated financial statements.

 DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities:
Net (loss) income	$(17,269)	$5,894	$20,454
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	136,530	62,527	51,678
Deferred tax (benefit) provision	(31,121)	(11,339)	751
Stock-based compensation expense	17,074	14,391	13,592
Provision for doubtful accounts and sales credits	14,013	10,012	7,306
Earnings from equity method investment, net	(7,959)	(5,651)	(1,167)
Deferred compensation	171	184	150
Stock-based compensation windfall tax benefit	(13,801)	(6,140)	(6,716)
Gain on disposal of subsidiaries and sale of other assets	(9,828)	—	(33,193)
Realized gain on sale of securities	—	(362)	(4)
Amortization of debt issuance costs and debt discount	13,087	9,482	7,566
Change in contingent consideration	800	(500)	(900)
Change in fair value of warrant	—	—	6,310
Forfeited customer deposits	(782)	—	—
Amortization of deferred interest	100	1,045	927
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(27,758)	(10,882)	(13,321)
Prepaid expenses and other current assets	(29,584)	2,686	10,985
Other assets — long-term	9,693	10,314	6,202
Accounts payable and accrued expenses	(27,104)	(1,274)	1,075
Deferred rent	911	171	397
Deferred revenue	314	1,889	(188)
Other liabilities — long-term	2,903	(62)	(1,181)

Net cash provided by operating activities	30,390	82,385	70,723

Investing Activities:
Capital expenditures	(32,061)	(14,289)	(9,951)
Capitalized software and website development costs	(53,549)	(34,116)	(22,762)
Payment for acquisition of businesses, net of acquired cash	(555,906)	(85,382)	(129,882)
Proceeds from sale of investment in TrueCar	92,518	—	—
Proceeds from sale of Chrome-branded asset	—	—	5,500
Purchases of marketable securities	(5,150)	(26,952)	(70,175)
Proceeds from sales and maturities of marketable securities	13,539	54,170	30,856
Return of equity method investment	101	714	—
Cash contributed for equity method investment	—	—	(1,750)

Net cash used in investing activities	(540,508)	(105,855)	(198,164)

Financing Activities:
Proceeds from issuance of term loan B credit facility	575,000	—	—
Principal payments on term loan B credit facility	(26,438)	—	—
Proceeds from revolving credit facility	160,000	—	—
Payments for debt issuance costs	(16,696)	—	(7,723)
Stock-based compensation windfall tax benefit	13,801	6,140	6,716
Proceeds from stock purchase plan and exercise of stock options	25,139	10,044	8,650
Purchases of treasury stock	(7,735)	(1,010)	(831)
Proceeds from note receivable	500	—	—
Payment of contingent consideration	(250)	—	—
Principal payments on capital lease obligations and financing arrangements	(108)	(125)	(538)
Repayment of a note payable	—	(11,439)	—
Proceeds from issuance of senior convertible notes	—	—	200,000
Payments for convertible note hedges	—	—	(43,940)
Proceeds from issuance of warrants	—	—	29,740

Net cash provided by financing activities	723,213	3,610	192,074

Net increase (decrease) in cash and cash equivalents	213,095	(19,860)	64,633
Effect of exchange rate changes on cash and cash equivalents	(3,158)	(1,578)	469
Cash and cash equivalents, beginning of period	122,373	143,811	78,709

Cash and cash equivalents, end of period	$332,310	$122,373	$143,811

Supplemental Disclosure:
Cash paid for:
Income taxes	$12,773	$5,029	$3,275
Interest	15,625	4,222	2,072
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	7,262	3,412	7,316
Assets acquired under capital leases and financing arrangements	35	223	774
Non-cash consideration issued for acquisition of Dealer.com (Note 10)	471,220	—	—
Non-cash consideration issued for acquisition of ASR Pro (Note 10)	2,163	—	—
Non-cash consideration issued for acquisition of Vintek (Note 10)	—	4,000	—
Non-cash consideration issued for investment in Chrome Data Solutions (Note 10)	—	—	42,301
Non-cash consideration issued for acquisition of ClickMotive (Note 10)	—	—	250

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated	Retained
			Common Stock		Additional	Other	Earnings	Total
	Common Stock		In Treasury		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit)	Equity
Balance as of December 31, 2011	44,957,890	$450	3,099,193	$(51,567)	$486,284	$6,363	$53,226	$494,756

Exercise of stock options	655,223	7	—	—	7,822	—	—	7,829
Expired stock options	—	—	—	—	(43)	—	—	(43)
Directors’ deferred compensation stock units	5,138	0	—	—	150	—	—	150
Directors’ deferred restricted stock unit vest	24,556	0	—	—	0	—	—	0
Issuances of common stock under ESPP	29,661	0	—	—	821	—	—	821
Tax benefit from the exercise of share based awards	—	—	—	—	5,116	—	—	5,116
Vesting of restricted stock units	326,211	3	—	—	(3)	—	—	—
Stock-based compensation expense	—	—	—	—	13,592	—	—	13,592
Treasury stock	—	—	29,425	(831)	—	—	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	1,269	—	1,269
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(5)	—	(5)
Equity component of senior convertible notes, net of issuance costs	—	—	—	—	42,409	—	—	42,409
Convertible note hedges	—	—	—	—	(43,940)	—	—	(43,940)
Issuance of warrants	—	—	—	—	29,740	—	—	29,740
Net income	—	—	—	—	—	—	20,454	20,454

Balance as of December 31, 2012	45,998,679	$460	3,128,618	$(52,398)	$541,948	$7,627	$73,680	$571,317

Exercise of stock options	623,852	6	—	—	9,155	—	—	9,161
Expired stock options	—	—	—	—	(19)	—	—	(19)
Directors’ deferred compensation stock units	4,800	0	—	—	184	—	—	184
Directors’ deferred restricted stock unit vest	18,328	0	—	—	0	—	—	0
Issuances of common stock under ESPP	24,759	0	—	—	883	—	—	883
Tax benefit from the exercise of share based awards	—	—	—	—	5,013	—	—	5,013
Vesting of restricted stock units	483,882	5	—	—	(5)	—	—	—
Stock-based compensation expense	—	—	—	—	14,391	—	—	14,391
Treasury stock	—	—	29,789	(1,010)	—	—	—	(1,010)
Foreign currency translation adjustment	—	—	—	—	—	(4,443)	—	(4,443)
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(148)	—	(148)
Net income	—	—	—	—	—	—	5,894	5,894

Balance as of December 31, 2013	47,154,300	$472	3,158,407	$(53,408)	$571,550	$3,036	$79,574	$601,224

Exercise of stock options	1,135,842	11	—	—	23,321	—	—	23,332
Expired stock options	—	—	—	—	(103)	—	—	(103)
Directors’ deferred compensation stock units	3,773	0	—	—	171	—	—	171
Directors’ deferred restricted stock unit vest	16,468	0	—	—	0	—	—	0
Issuances of common stock under ESPP	42,161	0	—	—	1,807	—	—	1,807
Tax benefit from the exercise of share based awards	—	—	—	—	13,339	—	—	13,339
Vesting of restricted stock units	447,315	4	—	—	(4)	—	—	—
Stock-based compensation expense	—	—	—	—	17,074	—	—	17,074
Treasury stock	—	—	160,141	(7,735)	—	—	—	(7,735)
Foreign currency translation adjustment	—	—	—	—	—	(6,450)	—	(6,450)
Net change in unrealized (losses) gains on securities	—	—	—	—	—	(85)	—	(85)
Shares issued for acquisitions (Note 10)	8,762,705	88	—	—	473,295	—	—	473,383
Net loss	—	—	—	—	—	—	(17,269)	(17,269)

Balance as of December 31, 2014	57,562,564	$576	3,318,548	$(61,143)	$1,100,449	$(3,499)	$62,305	$1,098,688

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

 Business Description

Dealertrack Technologies’ web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set, including:

•	Digital Marketing solutions, which provide websites, digital advertising, and other digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide franchised and independent dealers with powerful dealer management systems (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which provide vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

References in this Annual Report on Form 10-K to “Dealertrack,” the “company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries.

In 2014, we completed the acquisitions of Dealer Dot Com, Inc. (Dealer.com) and ASR Pro, LLC (ASR Pro). See Note 10 to our consolidated financial statements for further detail.

In December 2014, we announced a recommended cash offer to acquire incadea plc (incadea), a leading provider of DMS software and services to the global automotive retail market. In January 2015, we completed the acquisition of more than 99% of the voting equity of incadea (the acquisition of incadea). See Note 21 to our consolidated financial statements for further detail.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

The accompanying consolidated financial statements include the accounts of Dealertrack Technologies, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

In periods before 2014, certain development, engineering and quality assurance costs related to our research and development efforts were recorded within cost of revenue on our consolidated statement of operations. In conjunction with the acquisition of Dealer.com in the first quarter of 2014, the categories of operating expenses were reviewed and it was determined that presentation of certain costs within their own caption, research and development, within operating expenses was more useful to readers of our consolidated financial statements. Product development expenses, previously presented on their own line within operating expenses, are now included as research and development expenses. In addition, certain technology and development costs relating to our internal ERP and CRM applications, which were also previously recorded in cost of revenue, are now being presented in selling, general and administrative expenses. See Note 17 to our consolidated financial statements for further detail.

For the year ended December 31, 2014, we revised the presentation of deferred tax balances on our consolidated balance sheet as of December 31, 2013. For each tax-paying component of an entity within a particular tax jurisdiction, all current deferred tax assets and liabilities were offset and presented in a single amount and all noncurrent deferred tax assets and liabilities were offset and presented as a single amount. The presentation of prior year balances has been revised to correct for this misclassification and conform to the current year presentation. The revision reduced both current deferred tax assets and liabilities by $4.3 million, and reduced both long-term deferred tax assets and liabilities by $40.4 million. We have determined that this misclassification is not material to our prior period consolidated financial statements.

In addition, certain balances on our consolidated balance sheet as of December 31, 2013 have been updated to reflect purchase accounting adjustments for the Customer Focused Marketing, Inc. (CFM) and VINtek, Inc. (Vintek) acquisitions. See Notes 7 and 8 to our consolidated financial statements for further detail.

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

Subscription Services Revenue

Subscription services revenue consists of revenue earned primarily from our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, manage the allocation of advertising spend, sell insurance and other aftermarket products, analyze, merchandise, advertise, and transport their inventory and execute financing contracts electronically. Revenue is recognized from such contracts ratably over the contract period. Set-up fees, if applicable, are recognized ratably over the expected dealer customer relationship period, which is generally 36 to 60 months. For contracts that contain two or more subscription products and services, we recognize revenue in accordance with the above policy using the relative selling price method when the delivered products have stand-alone value.

Transaction Services Revenue

Lender Transaction Services Revenue

Lender transaction services revenue consists of transaction revenue earned from our lender customers for (1) each electronic receipt of credit application or contract data that dealers submit to them through the Dealertrack credit application network; (2) for each financing contract executed via our electronic contracting and digital contract processing solution; and (3) for collateral management transactions.

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

Electronic and Digital Contracting Transaction Revenue

Our eContracting product allows dealers to obtain electronic signatures and provide contract information electronically to lender customers that participate in the solution. Our digital contract processing service receives paper-based contracts from dealers, digitizes the contract and submits them in electronic format to the respective lenders. Electronic and digital contracting revenue are recognized on a per transaction basis after services have been rendered.

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

Dealer and Other Service Provider Transaction Services Revenue

Registration Transaction Revenue

Our registration and titling services solutions provide various web-based and service-bureau based automotive vehicle registration services to customers. Registration and titling services revenue is recognized on a per transaction basis after services have been rendered.

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

Advertising Revenue

Advertising revenue consists of amounts we charge customers for third-party fees related to paid search campaigns and online display advertisements in connection with our advertising solutions. We recognize revenue as clicks are recorded on sponsored links on the various search engines for paid search or as impressions are delivered for display advertisements. As we are the primary obligor in substantially all of our arrangements, subject to the credit risk and with discretion over price, we recognize the gross amount of such advertising spend as advertising revenue and the cost of such advertising from online search providers as cost of revenue. In instances in which we are not the primary obligor, our customers’ advertising spend and amounts paid to the online search providers do not impact our consolidated results of operations. In both instances, we record as subscription services revenue the amounts we charge to manage the allocation of advertising spend through our web-based advertising management software tools.

Other Revenue

Other revenue consists of revenue primarily earned through forms programming, data conversion, hardware and equipment sales from our DMS solutions, and shipping fees and commissions earned from our digital contract business. Training fees are also included in other revenue. Other revenue is recognized when the service is rendered.

Shipping Costs

Shipping charges billed to customers are included in net revenue and the related shipping costs are included in cost of revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturity of three months or less.

Marketable Securities

Marketable securities currently include corporate debt securities. All of our marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses are included as a component of other income, net, in the consolidated statement of operations and are calculated based on the specific identification method.

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

Translation of Non-U.S. Currencies

Since 2004, we have maintained operations in Canada. The translation of assets and liabilities denominated in foreign currency into U.S. dollars is made at the prevailing rate of exchange at the balance sheet date. Revenue, costs and expenses are translated at the average exchange rates during the period. Translation adjustments are reflected in accumulated other comprehensive income on our consolidated balance sheets, while gains and losses resulting from foreign currency transactions are included in our consolidated statements of operations, within other (expense) income, net. Exclusive of the $1.9 million foreign exchange loss on Great British Pound denominated funds for the incadea acquisition, amounts resulting from foreign currency transactions included in our statement of operations were not material for the years ended December 31, 2014, 2013 and 2012

In January 2015, we acquired incadea, who offers DMS and other solutions through 15 operating subsidiaries and 15 value added resellers (VARs) in over 90 countries, giving us a significant presence globally, including Europe and Asia-Pacific. As a result, foreign currency transactions are expected to increase and they may become material in future periods.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income. Depreciation expense for the years ended December 31, 2014 and 2013 included $0.2 million and $0.2 million, respectively, of accelerated depreciation of certain property and equipment due to the discontinuation of their use. For the year ended December 31, 2012, there were no accelerated depreciation expenses recorded.

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

Capitalized costs are generally amortized over two years while our platform updates are amortized over five years and costs related to our SAP ERP implementation and salesforce.com implementation are amortized over seven years. We perform periodic reviews to ensure that unamortized software and website costs remain recoverable from future revenue.

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

Goodwill is required to be assessed at the operating segment or lower level. We determined that the components of our one operating segment have similar economic characteristics, nature of products, distribution, shared resources and type of customer such that the components should be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. We perform our annual impairment analysis as of the first day of the fourth quarter. The evaluation of impairment involves comparing the current estimated fair value of our reporting unit to the carrying value, including goodwill. We estimate the fair value of our reporting unit by primarily using a market capitalization approach, and also looking at the outlook for the business. The results of our most recent annual assessments performed on October 1, 2014 and 2013 did not indicate any impairment of our goodwill. In each year, the fair value of our reporting unit was significantly in excess of the carrying value, which includes goodwill. As of October 1, 2014, our market capitalization was approximately $2.3 billion compared to our book value, including goodwill, of approximately $1.1 billion.

In January 2015 we acquired incadea, who offers DMS and other solutions through 15 operating subsidiaries and 15 VARs in over 90 countries, giving us a significant presence globally, including Europe and the Asia-Pacific. The additional international operations from incadea may impact the number of reporting units we have for purposes of performing the impairment test for goodwill.

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

Advertising Expenses

We expense the cost of advertising and promoting our services as incurred. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations and totaled $1.4 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and receivables from customers. We place our cash, cash equivalents, and marketable securities with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition.

Our revenue is generated from customers in the automotive retail industry. As of December 31, 2014 one customer accounted for 11% of our accounts receivable. As of December 31, 2013, no customer accounted for more than 10% of our accounts receivable. For each of the three years ended December 31, 2014, no customer accounted for more than 10% of our revenue.

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions have (a) been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes, and (iv) if applicable, potential common shares which may be issued to satisfy the warrants issued in conjunction with our senior convertible notes. In periods with net losses there is no dilution in the earnings per share calculation.

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

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	December 31,
	2014	2013	2012

Numerator:
Net (loss) income	$(17,269)	$5,894	$20,454

Denominator:
Weighted average common stock outstanding (basic)	52,284	43,616	42,508
Common equivalent shares from options to purchase common stock and restricted common stock units	—	1,709	1,491
Potential common shares related to convertible senior notes	—	—	—
Warrants related to senior convertible notes	—	—	—

Weighted average common stock outstanding (diluted)	52,284	45,325	43,999

Basic net (loss) income per share	$(0.33)	$0.14	$0.48
Diluted net (loss) income per share	$(0.33)	$0.13	$0.46

The following is a summary of the weighted average securities outstanding during the respective periods that have been excluded from the diluted net income per share calculation because the effect would have been antidilutive (in thousands):

	December 31,
	2014	2013	2012

Stock options	3,086	155	653
Restricted stock units	885	11	262
Performance stock units	236	8	—
Senior convertible notes	911	—	—
Warrants related to senior convertible notes	—	—	—

Total antidilutive awards	5,118	174	915

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there is no impact to diluted earnings per share unless the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

For the year ended December 31, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.9 million shares to our diluted loss per share calculation for the year. However, due to the net loss for the year, the 0.9 million shares were excluded from the diluted loss per share calculation as they would have been antidilutive. The average share price of our common stock also exceeded the conversion price of $37.37 for the first, second, third, and fourth quarters of 2014, and for the third and fourth quarter of 2013.

For the years ended December 31, 2014 and 2013, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted earnings (loss) per share for the respective periods. The average share price of our common stock did exceed the warrant strike price of $46.18 for the first quarter of 2014 only. The average share price of our common stock did not exceed the warrant strike price of $46.18 for any quarter in 2013.

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

The following summarizes stock-based compensation expense by impact to the applicable statement of operations line item and by award type, respectively, recognized for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$1,016	$1,039	$886
Research and development	3,072	2,520	2,292
Selling, general and administrative	12,986	10,832	10,414

Total stock-based compensation expense	$17,074	$14,391	$13,592

	Year Ended December 31,
	2014	2013	2012
Stock options	$4,567	$4,020	$4,608
Restricted stock units	10,131	8,223	7,101
Performance stock units	2,376	2,148	1,883

Total stock-based compensation expense	$17,074	$14,391	$13,592

As further described in Notes 1 and 17, we reclassified approximately $2.5 million and $2.3 million of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively, previously recorded in cost of revenue, product development, and selling, general and administrative expenses, to research and development.

Stock-Based Compensation Assumptions and Vesting Requirements

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life, expected stock price volatility, and the number of awards that will be forfeited before the completion of the vesting requirements. We use Black-Scholes-Merton and Monte Carlo simulation option models to value our stock-based awards.

Expected Life

Beginning in 2013, the expected life of any issued stock-based awards is based upon our historical exercise patterns and the period of time that the awards are expected to be outstanding. Previously, due to our limited public company history, the expected life was determined based upon the experience of similar entities whose shares are publicly-traded. The expected life for stock-based awards granted before December 31, 2007 was determined based on the “simplified” method, due to our limited public company history.

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

The expected dividend yield is not applicable to our stock-based award grants as we have not paid any dividends on our common stock. We do not anticipate declaring or paying cash dividends on our common stock and we are currently limited in doing so pursuant to our credit facility.

Option Vesting Requirements

Options granted generally vest over a period of four years (three years for members of our board of directors) from the vesting commencement date, which is typically the date of grant. Options granted generally expire seven years from the date of grant, except for stock options granted before July 11, 2007, which expire ten years from the date of grant. Options, to the extent unvested, expire on the date of termination of employment, and to the extent vested, generally expire at the end of the three-month period following termination of employment, except in the case of executive officers, who under certain conditions have a twelve-month period following termination of employment to exercise.

Restricted Stock Unit Vesting Requirements

Restricted stock units granted are generally subject to an annual cliff vest over four years (one year for members of our board of directors) from the vesting commencement date, with the exception of performance stock unit awards.

Performance Stock Unit Vesting Requirements

The performance stock unit awards for 2014 and 2013 are earned upon the achievement of revenue and total stockholder return (TSR) targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date. The performance stock unit awards for 2012 and 2011 are earned upon the achievement of adjusted net income (ANI) and TSR targets and the grantee’s continuous employment in active service until the final vest date, which is approximately three years from the grant date.

Fair Value Inputs

The fair value of each stock option has been estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	December 31,
	2014	2013	2012
Expected volatility	39.5 – 40.3%	44.0%	47.3 – 49.9%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.60	4.60	4.18
Risk-free interest rate	1.34 – 1.52%	0.65 – 1.31%	0.50 – 0.62%
Weighted-average fair value of stock options granted	$18.72	$10.86	$10.79
Weighted-average fair value of restricted stock units granted	$51.62	$30.00	$28.03

The fair value of restricted stock units are based upon the fair value of a share of company stock on the date of grant. The fair value of TSR Performance Awards is estimated on the date of grant using a Monte Carlo simulation option pricing model. The fair value of Revenue Performance Awards and ANI Performance Awards are based upon the fair value of a share of company stock on the date of grant. The weighted-average assumptions were as follows:

	December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.54%	0.34%	0.39%
Weighted-average fair value of TSR Performance Awards granted	$49.62 – 69.49	$30.42	$28.98
Weighted-average fair value of Revenue Performance Awards granted	$45.11 – 55.06	$28.87	—
Weighted-average fair value of ANI Performance Awards granted	—	—	$27.99

Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our consolidated statements of operations.

For further information on our stock-based compensation programs, please refer to Note 14.

Related Party Transactions

We own a 50% interest in Chrome Data Solutions. We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, there are other services performed by both us and Chrome Data Solutions, which results in both the payment and receipt of insignificant amounts, in the normal course of business.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard effective beginning with the quarter ended March 31, 2014. The adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on a principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early adoption is not permitted. We are currently evaluating the application method and expected impact of this new ASU on our consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014
Assets
Cash equivalents (1)	$5,197	$—	$—	$5,197
Marketable securities (2)	—	2,101	—	2,101

Total	$5,197	$2,101	$—	$7,298

Liabilities
Contingent consideration (3)	$—	$—	$(2,100)	$(2,100)

Total	$—	$—	$(2,100)	$(2,100)

As of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Cash equivalents (1)	$13,692	$—	$—	$13,692
Marketable securities (2)	—	10,589	—	10,589

Total	$13,692	$10,589	$—	$24,281

Liabilities
Contingent consideration (4)	$—	$—	$(500)	$(500)

Total	$—	$—	$(500)	$(500)

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, as of December 31, 2013 and 2014 is as follows (in thousands):

Balance as of December 31, 2012	$(1,000)

Change in fair value of contingent consideration – ClickMotive (4)	500

Balance as of December 31, 2013	$(500)

Change in fair value of contingent consideration – ClickMotive (4)	250
Payment of contingent consideration – ClickMotive (4)	250
Record fair value of contingent consideration in purchase accounting - ASR Pro (3)	(1,050)
Change in fair value of contingent consideration – ASR Pro (3)	(1,050)

Balance as of December 31, 2014	$(2,100)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of December 31, 2014 and 2013, these investments were at least AA rated or were money market funds of reputable financial institutions.

(2)	As of December 31, 2014, Level 2 marketable securities were all short-term and consisted of corporate debt securities. As of December 31, 2013, Level 2 marketable securities include non-U.S. government securities, corporate debt securities, and certificates of deposit. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, a portion of the purchase price included contingent consideration of up to $3.0 million that will be payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidation statements of operations. We recorded expense of $1.1 million for the year ended December 31, 2014 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million as of the July 1, 2014 acquisition date.

(4)	In connection with our October 1, 2012 acquisition of ClickMotive, LLC (ClickMotive), a portion of the purchase price included contingent consideration that was payable in 2014 based upon the achievement of certain performance targets in 2013. The fair value of the contingent consideration was primarily determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration was revalued each reporting period, until settled, with the resulting gains and losses recorded in the consolidated statements of operations. The consideration was settled in the second quarter of 2014 for $0.3 million and no liability remains. We recorded income of $0.3 million for the year ended December 31, 2014 as a result of the decrease in the estimated settlement of the contingent consideration from the estimated amount of $0.5 million as of December 31, 2013.

Long Term Debt

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of the senior convertible notes as of December 31, 2014 and 2013 was $259.0 million and $277.5 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

Our term loan B credit facility is shown in the accompanying consolidated balance sheets at its original issuance value, net of unamortized discount, and is not marked to market. The aggregate fair value of the term loan B credit facility as of December 31, 2014 approximates the outstanding principal amount, as the underlying interest rate is variable. We also review quoted market prices, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

4. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objectives of capital preservation, maintaining liquidity, and avoiding concentrations.

The following is a summary of available-for-sale securities as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities	2,102	—	(1)	2,101

Total	$2,102	$—	$(1)	$2,101

As of December 31, 2013	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Non-U.S. government securities	$2,059	$—	$(1)	$2,058
Certificates of deposit	3,000	—	—	3,000
Corporate debt securities	5,530	1	—	5,531

Total	$10,589	$1	$(1)	$10,589

As of December 31, 2014 and 2013, all of our marketable securities had scheduled maturities of less than one year. A majority of our marketable securities were at least AA rated, and all securities were at least A rated.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

As of December 31, 2014 and 2013, we did not have any marketable securities that were in an unrealized loss position for greater than 12 months.

Realized gains and losses are included as a component of other income, net in our consolidated statement of operations. For the years ended December 31, 2014 and 2012, realized gains on available-for-sale securities were insignificant. For the year ended December 31, 2013, realized gains on available-for-sale securities of $0.4 million have been reclassified out of accumulated other comprehensive income to other income, net. For the years ended December 31, 2014, 2013 and 2012, realized losses on available-for-sale securities were insignificant.

5. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated
	Useful Life	December 31,	December 31,
	(Years)	2014	2013
Building and improvements	35	$21,879	$—
Land	–	1,100	—
Computer equipment	3 – 5	88,578	53,085
Office equipment	5 – 6	5,651	4,946
Furniture and fixtures	5 – 7	8,391	6,038
Leasehold improvements	3 – 11	17,758	8,723

Total property and equipment, gross		143,357	72,792
Less: Accumulated depreciation and amortization		(56,448)	(40,926)

Total property and equipment, net		$86,909	$31,866

Depreciation expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was $19.9 million, $11.9 million and $9.4 million, respectively.

The increase in total property and equipment, net from December 31, 2013 to December 31, 2014 primarily relates to the property and equipment acquired as part of the Dealer.com acquisition, which was recorded at its estimated fair value of $41.5 million. For further information, see Note 10.

6. Software and website development costs, net

Software and website development costs are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	December 31,	December 31,
	(Years)	2014	2013
Software and website development costs	2 - 7	$169,813	$114,445
Less: Accumulated depreciation and amortization		(78,667)	(51,932)

Software and website development costs, net		$91,146	$62,513

Amortization expense related to software and website development costs for the years ended December 31, 2014, 2013, and 2012 was $30.4 million, $19.1 million, and $13.9 million, respectively.

7. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized either ratably over their estimated useful lives or based upon the underlying cash flows. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	December 31, 2014			December 31, 2013
							Estimated
	Gross	Accumulated	Net	Gross	Accumulated	Net	Useful Life
	Book Value	Amortization	Book Value	Book Value	Amortization	Book Value	(Years)
Customer relationships	$324,860	$(66,681)	$258,179	$115,293	$(37,099)	$78,194	4 - 16
Technology	267,400	(71,419)	195,981	78,720	(35,793)	42,927	4 - 8
Trade names	76,970	(11,995)	64,975	12,560	(4,087)	8,473	3 - 10
Non-compete agreements	5,740	(2,072)	3,668	8,200	(5,671)	2,529	3 - 6
State DMV relationships	7,790	(4,391)	3,399	7,790	(3,159)	4,631	6 - 8

Total	$682,760	$(156,558)	$526,202	$222,563	$(85,809)	$136,754

Amortization expense related to intangibles for the years ended December 31, 2014, 2013 and 2012 were $86.2 million, $31.5 million and $28.3 million, respectively. During the year ended December 31, 2014, we recorded additional amortization expense of $10.7 million from charges relating to changes in expected asset use as we integrate solutions.

The gross book value of intangible assets as of December 31, 2013 has been updated to reflect purchase accounting adjustments for the CFM and Vintek acquisitions in the aggregate amount of a $1.2 million increase. For further information on these acquisitions, see Note 10.

Amortization expense that will be charged to income for the subsequent five years and thereafter is as follows (in thousands):

2015	$83,713
2016	75,347
2017	70,432
2018	63,219
2019	57,796
Thereafter	175,695

Total	$526,202

8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Goodwill, gross, as of December 31, 2012	$270,646
Accumulated impairment losses as of December 31, 2012	—
Goodwill, net, as of December 31, 2012	$270,646

Impact of change in Canadian dollar exchange rate	(1,850)
Acquisition of Casey & Casey	9,029
Acquisition of Customer Focused Marketing	7,299
Acquisition of VINtek	29,145
Acquisition of certain assets of Nexteppe	2,197
Goodwill, gross, as of December 31, 2013	$316,466

Accumulated impairment losses as of December 31, 2013	—
Goodwill, net, as of December 31, 2013	$316,466

Impact of change in Canadian dollar exchange rate	(2,227)
Acquisition of Dealer.com	732,304
Acquisition of ASR Pro	8,719
Goodwill, gross, as of December 31, 2014	$1,055,262

Accumulated impairment losses as of December 31, 2014	—
Goodwill, net, as of December 31, 2014	$1,055,262

The gross goodwill balance as of December 31, 2013 has been updated to reflect purchase accounting adjustments for the CFM and Vintek acquisitions in the aggregate amount of a $0.8 million decrease. For further information on these acquisitions, see Note 10.

The result of our most recent annual assessment performed on October 1, 2014 did not indicate any impairment of goodwill.

9. Investments

Investments as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Cost method investment	$—	$82,690

Equity method investment	34,662	36,628

Total investments	$34,662	$119,318

Cost method investment

In consideration for the sale of ALG in 2011, we received an equity interest in TrueCar with a value of $82.5 million and acquired a warrant to purchase 6.3 million additional shares of TrueCar common stock. In September 2012, we exercised our warrant in TrueCar at a value of $0.2 million based on an independent valuation approved by the board of directors of TrueCar. During the year ended December 31, 2012, the value decreased by $6.3 million, due to a decrease in the remaining expected term and estimated share price. The value of the shares received upon net exercise was included within our cost method investment in TrueCar.

In February 2014, we signed agreements to sell all of our equity interest in TrueCar. We received proceeds of $92.5 million from the sale of the shares, which had a carrying value of $82.7 million. This resulted in a gain of $6.8 million, net of taxes. The tax liability on the taxable gain of approximately $58.8 million was reduced by the utilization of tax attributes for the year ended December 31, 2014.

Equity method investment

We own a 50% interest in Chrome Data Solutions and record in our consolidated statement of operations 50% of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand and are generally received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference, based upon a valuation of the fair value of contributed assets, was $15.5 million as of the contribution date. The basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of December 31, 2014 is $6.5 million, of which $1.7 million will be recorded in 2015.

The change in our equity method investment for the years ended December 31, 2014 and 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
Beginning balance	$36,628	$40,118
Share of net income	10,149	8,475
Amortization of basis difference	(2,190)	(2,824)
Payable to partner	325	100
Cash distributions received	(10,250)	(9,241)

Ending balance	$34,662	$36,628

In connection with the contribution of the net assets of Chrome to Chrome Data Solutions on January 1, 2012, certain Chrome team members remained employed by Dealertrack through January 31, 2012. Their salary and related benefits were recorded in cost of revenue, research and development, and selling, general and administrative expenses. The reimbursement for these costs, in the amount of $0.8 million, was recorded as a reduction of selling, general and administrative expenses for the year ended December 31, 2012.

During the years ended December 31, 2014 and 2013, we incurred expenses of approximately $0.8 million and $0.3 million, respectively, for services received from, and earned income of, approximately $0.4 million and $0.2 million, respectively, for services performed for Chrome Data Solutions. The amounts were recorded as selling, general and administrative expenses and revenue, respectively.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue.

The summarized audited financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet
	December 31, 2014	December 31, 2013
Current assets	$13,992	$12,875
Non-current assets	31,021	31,871
Total assets	$45,013	$44,746

Current liabilities	$6,970	$6,257
Non-current liabilities	1,450	1,401
Total liabilities	$8,420	$7,658

Condensed Results of Operations
	Year Ended December 31,
	2014	2013	2012
Revenue	$48,771	$47,900	$44,846
Gross profit	36,081	33,853	30,908
Net income	20,298	16,951	10,303

10. Business Combinations

ASR Pro Acquisition

On July 1, 2014, we completed the acquisition of substantially all the assets of ASR Pro for approximately $11.6 million in cash and approximately 48,000 shares of our common stock with a value of $2.2 million, reflective of final working capital and other adjustments. Additionally, we have $3.0 million of potential contingent consideration obligations, subject to future revenue results of the product. The fair value of contingent consideration at the date of acquisition was $1.0 million.

The contingent consideration is revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $1.1 million for the year ended December 31, 2014 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $1.0 million at the July 1, 2014 acquisition date.

ASR Pro is a leading provider of web-based electronic multipoint-inspection and fixed operations services for automotive dealerships. The acquisition expands our addressable market of software solutions to include the vehicle service and repair market.

We expensed approximately $0.5 million of professional fees associated with the acquisition in the year ended December 31, 2014.

The issuance of approximately 48,000 shares as part of the consideration was reflected in common stock and additional paid in capital using the closing price of our common stock immediately before the close of the transaction. The increase to additional paid in capital was $2.2 million.

This business combination was accounted for under the acquisition method of accounting, resulting in the total preliminary purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$574
Non-current assets	—
Intangible assets	5,890
Goodwill	8,719

Total assets acquired	15,183
Total liabilities assumed	(398)

Net assets acquired	$14,785

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

The results of ASR Pro were included in our consolidated statement of operations from July 1, 2014, which was the acquisition date. ASR Pro revenue, which is primarily subscription-based, was $2.1 million from the date of acquisition through December 31, 2014. We are unable to provide ASR Pro earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Dealer.com Acquisition

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer.com for $620.8 million in cash and 8.7 million shares of our common stock for a total cost of $1,092.0 million, reflective of final working capital and other adjustments.

Dealer.com is a leading provider of comprehensive digital marketing solutions and services for the automotive retail industry. Dealer.com is included within our Digital Marketing solutions.

We expensed approximately $7.7 million of professional fees associated with the acquisition for the year ended December 31, 2014.

The issuance of approximately 8.7 million shares was recorded to common stock and additional paid in capital using the closing price of our stock immediately before the close of the transaction. The increase in additional paid in capital was approximately $471.2 million.

This business combination was accounted for under the acquisition method of accounting, resulting in the total preliminary purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$143,064
Property and equipment	41,494
Non-current assets	416
Intangible assets	470,030
Goodwill	732,304

Total assets acquired	1,387,308

Liabilities assumed - current	(110,859)
Liabilities assumed - non-current	(184,420)

Net assets acquired	$1,092,029

Current assets includes $76.6 million of cash and $40.0 million of accounts receivable. Assumed long term liabilities includes deferred tax liabilities of $164.5 million, primarily relating to the future amortization of certain acquired intangibles.

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

The results of Dealer.com were included in our consolidated statement of operations from March 1, 2014, the date of acquisition. Dealer.com revenue, which is primarily subscription-based and advertising-based, was $288.5 million from the date of acquisition through December 31, 2014. As we integrate our offerings, revenue from certain previous customers, including the historic Interactive solution, are reflected within the revenue of Dealer.com, which impacts comparison to historical amounts. We are unable to provide Dealer.com earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

Nexteppe Business Solutions, Inc. Acquisition

On November 1, 2013, we acquired certain assets of Nexteppe Business Solutions, Inc. (Nexteppe) for approximately $3.6 million in cash, reflective of final purchase price adjustments. Nexteppe expands our dealer website offerings and is now part of Digital Marketing.

We expensed approximately $0.3 million of professional fees associated with the acquisition in the year ended December 31, 2013.

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition. The allocated purchase price included $1.3 million to customer relationships (with an estimated life of 5 years) and $2.2 million to goodwill.

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

VINtek, Inc. Acquisition

On October 1, 2013, we acquired all the equity interests of VINtek, Inc. (Vintek) for $49.5 million in cash and a $4.0 million promissory note to be paid 18 months after closing. The purchase price is reflective of final working capital adjustments. Vintek is a provider of automotive collateral management, electronic lien and title (ELT) and consumer automotive finance processing services. The company offers a number of industry-leading services and solutions, including electronic vehicle title, tag and tax processing services. Vintek is now part of our Collateral Management solutions.

We accrued for payments to certain team members and former employees of Vintek related to continued employment that resulted in compensation expense of approximately $2.1 million and $0.7 million, which was recorded in our consolidated statement of operations during the years ended December 31, 2014 and 2013, respectively.

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

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$5,113
Property and equipment	429
Intangible assets	32,720
Goodwill	29,145

Total assets acquired	67,407
Total liabilities assumed	(13,884)

Net assets acquired	$53,523

Included in current assets was approximately $1.7 million of cash acquired. The liabilities assumed includes a $9.8 million deferred tax liability that relates to the future amortization of certain acquired intangibles.

The allocated value of goodwill primarily relates to the acquired workforce, as well as the anticipated synergies resulting from combining Vintek with our current products and processes. The acquired goodwill and the intangible assets are not deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$26,700	12.0
Technology	4,500	5.0
Non-compete agreement	920	5.0
Trade names	600	5.0

Total acquired identifiable intangible assets	$32,720

The $4.0 million promissory note bears interest at a rate of 1.83% and remains outstanding at December 31, 2014 as a result of an outstanding dispute.

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

Customer Focused Marketing, Inc. Acquisition

On October 1, 2013, we acquired substantially all of the assets of Customer Focused Marketing, Inc. (CFM) for $13.3 million in cash, reflective of final working capital adjustments. CFM provides customer relationship management (CRM) and marketing services to automotive dealers across the United States. Its offerings include a number of services and technology tools that help automotive dealerships better manage database marketing and customer communications, including prospects, sales, and service. In addition, CFM has a mobile platform featuring innovative capabilities for the iPad, iPhone and Android-based devices, in addition to a desktop, browser-based version of the solution. CFM is now part of our F&I solutions.

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

This business combination was accounted for under the acquisition method of accounting, resulting in the total purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$1,052
Intangible assets	4,960
Goodwill	7,299

Total assets acquired	13,311
Total liabilities assumed	(48)

Net assets acquired	$13,263

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

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Technology	$2,700	6.0
Customer relationships	1,170	8.0
Trade names	960	5.0
Non-compete agreement	130	5.0

Total acquired identifiable intangible assets	$4,960

The results of CFM were included in our consolidated statement of operations from the date of acquisition. CFM revenue, which is subscription-based, was $1.7 million from the date of acquisition through December 31, 2013. We are unable to provide CFM earnings since the date of acquisition as we do not have stand-alone earnings reporting for that business.

In 2014, we recorded intangible impairment charges in the amount of $1.6 million as a result of changes in expected asset use as we integrate solutions. The impairment charges are equal to the aggregate amount that the carrying value of the technology and trade names intangible assets exceeded their fair values, both determined using an income approach.

Casey & Casey NPS Inc. Acquisition

On April 1, 2013, we acquired substantially all the assets of Casey & Casey NPS, Inc. (doing business as “Auto Title Express”) (Casey & Casey) for $21.3 million in cash, reflective of final working capital adjustments.

Casey & Casey is Louisiana’s first electronic general public license tag agency and is a provider of electronic vehicle registration, lien and title services, among other related services, in the state. This acquisition expands our transaction business and further strengthens our relationships with dealers and lenders. Casey & Casey is now part of our Registration & Titling solutions.

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

The amounts allocated to acquired intangible assets and their associated weighted-average useful lives, which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

		Weighted-
		Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$6,000	9.0
Technology	1,900	4.0
Trade names	1,900	10.0
State DMV relationships	1,600	8.0
Non-compete agreement	590	6.0

Total acquired identifiable intangible assets	$11,990

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

In 2014, we announced that we are exiting the Canadian DMS market. We recorded an intangible impairment in the amount of $2.5 million in the year ended December 31, 2014. The impairment charge is equal to the amount that the carrying value of the customer relationships exceeded their fair value, determined using an income approach.

ClickMotive Acquisition

On October 1, 2012, Dealertrack, Inc. purchased all of the equity interests of ClickMotive LLC, a leading provider of interactive marketing solutions for the automotive retailing industry. The total consideration, which consisted of $48.7 million, net of cash acquired, and $0.3 million in contingent consideration, is reflective of final working capital adjustments.

The sellers were eligible to receive additional consideration of up to $4.5 million, a portion of which was based upon the achievement of certain revenue performance targets in 2013. The fair value of the revenue contingent consideration was determined based upon probability-weighted revenue forecasts for the underlying period. The total contingent consideration was revalued each reporting period, with the resulting gains and losses recorded in the consolidated statements of operations. The fair value of the total contingent consideration as of the acquisition date was estimated at $0.3 million. We estimated the fair value of the total contingent consideration as of December 31, 2013 and 2012 to be $0.5 million and $1.0 million, respectively. The consideration was settled in the second quarter of 2014 for $0.3 million and no liability remains.

     ClickMotive provides SaaS solutions to the automotive industry by offering a comprehensive digital marketing platform that combines the power of the web, mobile, social, search and video into one online marketing platform. ClickMotive is now part of Digital Marketing solutions.

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

In 2014, we recorded intangible impairment charges in the amount of $6.6 million as a result of changes in expected asset use as we integrate solutions. The impairment charges are equal to the aggregate amount that the carrying value of the technology and trade names intangible assets exceeded their fair values, both determined using an income approach.

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

We expensed approximately $0.9 million of professional fees associated with the acquisition for the year ended December 31, 2012.

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

The allocated value of goodwill primarily related to the acquired workforce, as well as the anticipated synergies resulting from combining Dealertrack CentralDispatch with our current products and processes. We made a 338(h)(10) election for tax purposes in connection with the transaction. As a result, the acquired goodwill and intangible assets are deductible for tax purposes.

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

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the 2013 acquisitions of Casey & Casey, CFM, and Vintek had been completed as of January 1, 2012, and the 2014 acquisitions of Dealer.com and ASR Pro had been completed as of January 1, 2013. The unaudited pro forma financial results for 2014 reflect the results for year ended December 31, 2014, as well as the effects of the pro forma adjustments for the stated transactions in 2014. The unaudited pro forma financial results for 2013 reflect the results for the year ended December 31, 2013, as well as the effects of the pro forma adjustments for the stated transactions in both 2014 and 2013. Pro forma results of operations for the November 1, 2013 acquisition of the assets of Nexteppe have not been presented because they are not material to the consolidated statements of operations.

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

	Year Ended December 31,
	2014	2013
	(in thousands, except per share data)
Net revenue	$902,959	$744,653
Net loss	(17,742)	(20,837)
Basic net loss per share	(0.33)	(0.40)
Diluted net loss per share	(0.33)	(0.40)

11. Accrued Liabilities - Other

A summary of the components of accrued liabilities – other as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31, 2014	December 31, 2013
Professional fees	$7,143	$5,432
Interest payable	6,069	981
Digital marketing - advertising and direct service costs	6,021	385
Acquired contingent consideration	5,250	500
Acquisition related compensation	2,615	510
Customer deposits	2,903	2,368
Sales taxes	2,453	2,111
Revenue share	1,212	1,510
Computer and office equipment, furniture and fixtures	1,174	1,495
Income taxes payable	458	—
State DMV transaction fees	756	695
Other	7,540	5,297

Total accrued liabilities – other	$43,594	$21,284

12. Long Term Debt

Our long term debt as of December 31, 2014 is comprised of the following (in thousands):

December 31, 2014
Term loan B credit facility	$539,349
Revolving credit facility	160,000
Senior convertible notes	178,906
Notes payable	8,308

Net carrying value	$886,563

Credit Agreement - 2014

On February 28, 2014, Dealertrack and one of our subsidiaries, Dealertrack Canada, Inc., entered into the 2014 Credit Agreement, which provides credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The $575.0 million proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to pay in full interest amounts due under our 2011 Credit Agreement, to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for general corporate purposes. The proceeds of the revolving credit facility, under which $160.0 million have been borrowed related to the incadea acquisition, may be used for general corporate purposes of Dealertrack and its subsidiaries (including certain acquisitions, capital expenditures and investments). Up to $25.0 million of the revolving credit facility may be used to obtain letters of credit, up to $25.0 million of the revolving credit facility may be used to obtain swing line loans, and up to $35.0 million of the revolving credit facility may be used to obtain revolving loans and letters of credit in Canadian Dollars. The 2011 Credit Agreement was terminated upon the closing of the 2014 Credit Agreement.

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

On June 30, 2014, we made payments of $26.4 million to reduce the outstanding balance which resulted in a loss on extinguishment of $0.5 million, recorded within interest expense, representing the write-off of a portion of the previously recorded debt discount and deferred financing costs. The $26.4 million payments included a $1.4 million mandatory payment, as well as a voluntary payment of $25.0 million. The additional payment of $25.0 million was applied against mandatory prepayments in sequential order resulting in no required principal payments required to be made until the quarter ending December 31, 2018.

As of December 31, 2014, $548.6 million of the term loan B credit facility remained outstanding. The interest rate per annum on the term loan B credit facility loans as of December 31, 2014 was 3.25%.

The net carrying amount of the liability component of the term loan B credit facility as of December 31, 2014 consisted of the following (in thousands):

December 31, 2014
Principal amount	$548,563
Less: Unamortized discount	9,213

Net carrying value	$539,350

Total interest expense associated with the term loan B credit facility for the year ended December 31, 2014 consisted of the following (in thousands):

Year Ended December 31, 2014
Cash interest expense	$16,500
Amortization of debt issuance costs and debt discount	1,363
Loss on extinguishment of debt	518

Total interest expense	$18,381

Revolving Credit Facility – 2014

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

In conjunction with the closing of the 2014 revolving credit facility, $4.9 million of debt issuance costs were incurred and recorded on our consolidated balance sheet as deferred financing costs.

As a result of the change in some of the financial institutions that participated in our 2011 revolving credit facility compared to our 2014 revolving credit facility, debt issuance costs of $0.5 million relating to the 2011 revolving credit facility were written-off as interest expense. After the write-off, the remaining debt issuance costs from the 2011 revolving credit facility were $0.8 million. The total remaining 2011 and 2014 revolving credit facility debt issuance costs of $5.7 million will be amortized to interest expense over the 5 year term of the 2014 revolving credit facility, of which $4.8 million remained unamortized at December 31, 2014.

Amortized debt issuance costs and interest expense related to the applicable commitment fee for our credit facilities for the year ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
2014 and 2011 revolving credit facilities - commitment fees	$746	$443
2014 and 2011 revolving credit facilities - amortization of debt issuance costs	1,554	450

Total	$2,300	$893

As of December 31, 2014, we had $160.0 million outstanding under our revolving credit facility and were in compliance with all covenants and financial ratios under the 2014 Credit Agreement. As of December 31, 2014, we had $65.0 million available for borrowing under the revolving credit facility. The borrowing on our revolving credit facility was related to the acquisition of incadea, which closed in January 2015. See Note 21 for further details.

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

In the event of a fundamental change, including but not limited to delisting, liquidation, dissolution and other defined events, before maturity, the holders of the notes will have the ability to require us to repurchase all or any portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest. If and only to the extent holders elect to convert the notes in connection with a make-whole fundamental change, there will be an increase in the conversion rate of a number of additional shares, which is based upon on the effective date of, and the price paid (or deemed paid) per share of our common stock in, such make-whole fundamental change. If holders of our common stock receive only cash in connection with certain make-whole fundamental changes, the price paid (or deemed paid) per share will be the cash amount paid per share. Otherwise, the price paid (or deemed paid) per share will be equal to the average of the closing sale prices of our common stock on the ten consecutive trading days before, but excluding, the effective date of such make-whole fundamental change.

Prior to October 15, 2016, the notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders will receive, at our discretion, cash, shares of our common stock, or a combination thereof. The initial conversion rate will be 26.7618 shares of our common stock (subject to customary adjustments) per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $37.37 per share of our common stock, which represents a conversion premium of approximately 33.50% to the closing sale price of $27.99 per share of our common stock on February 28, 2012. In addition, following certain corporate transactions that occur before the maturity date, in certain circumstances, we will increase the conversion rate for a holder that elects to convert its notes in connection with such a corporate transaction.

A holder of the notes may convert the notes under the following circumstances: (i) before October 15, 2016, on any date during any calendar quarter beginning after June 30, 2012 (and only during such calendar quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) before October 15, 2016, if we distribute rights, options or warrants to all or substantially all holders of our common stock entitling them to purchase, for a period of 45 calendar days or less from the declaration date for such distribution, shares of our common stock at a price per share less than the average closing sale price of our common stock for the ten consecutive trading days immediately preceding, but excluding, the declaration date for such distribution; (iii) before October 15, 2016, if we distribute to all or substantially all holders of our common stock cash, other assets, securities or rights to purchase our securities (other than upon implementation of a rights plan) which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date for such distribution, or if we engage in certain corporate transactions as described in the indenture for the notes; (iv) before October 15, 2016, during the five consecutive business-day period following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day during such ten trading-day period was less than 98% of the closing sale price of our common stock for each trading day during such ten trading-day period multiplied by the then current conversion rate; or (v) on or after October 15, 2016, and on or before the second scheduled trading day immediately preceding the maturity date, without regard to the foregoing conditions.

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

As of December 31, 2014, the "if-converted value" of the notes exceeded the principal amount by $37.1 million.

Issuance costs of $7.0 million related to the issuance of the notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively. The amount allocated to capitalized debt issuance costs was $5.4 million. As of December 31, 2014, total capitalized debt issuance costs remaining to be amortized to interest expense were $2.6 million.

The net carrying amount of the liability component of the notes as of December 31, 2014 and 2013 consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Principal amount	$200,000	$200,000
Unamortized discount	21,094	29,683

Net carrying value	$178,906	$170,317

Total interest expense associated with the notes consisted of the following for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Cash interest expense (1.50% coupon rate)	$3,000	$3,000
Amortization of debt discount	8,589	8,037
Amortization of debt issuance costs	1,063	995

Total	$12,652	$12,032

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

For the year ended December 31, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.9 million shares to our diluted loss per share calculation for the year. However, due to the net loss for the year, the 0.9 million shares were excluded from the diluted loss per share calculation as they would have been antidilutive. The average share price of our common stock also exceeded the conversion price of $37.37 for the first, second, third, and fourth quarters of 2014, and for the third and fourth quarter of 2013.

For the years ended December 31, 2014 and 2013, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted earnings (loss) per share for the respective periods. The average share price of our common stock did exceed the warrant strike price of $46.18 for the first quarter of 2014 only. The average share price of our common stock did not exceed the warrant strike price of $46.18 for any quarter in 2013.

Notes Payable

In conjunction with the acquisition of Dealer.com, we acquired three promissory notes for which the aggregate outstanding amount is $8.9 million at December 31, 2014.

In April 2007, Dealer.com entered into two promissory notes in connection with construction financing. The first note had an original principal balance of $4.3 million. This note was amended in May 2011 and February 2014. The amended note is payable in monthly principal payments plus interest at 4.0% through May 2017. Thereafter, through maturity in October 2028, the note is payable in monthly installments, including interest at the average U.S. Treasury security rate (10 year constant maturity) plus 1.4%. The U.S. Treasury security rate was 2.17% as of December 31, 2014. The agreement provides for a prepayment penalty of 3.0% if the first note payable is refinanced before the maturity date in October 2028.

The second note had an original principal balance of $1.4 million and provides for monthly principal payments plus interest at 6.875% through October 2015. The second note was subsequently amended in May 2011 to reduce the interest rate to a fixed rate of 3.5%. A prepayment fee of 3.0% will be required if we refinance the second note before maturity in October 2015.

In connection with certain building improvements made in August 2010, additional financing was obtained in the form of a $6.4 million industrial development revenue bond from the State of Vermont, acting through the Vermont Economic Development Authority. The bond is payable in monthly installments, including interest at approximately 3.8%, with a final lump-sum payment of $3.8 million due at maturity in September 2020. We have the right to prepay the outstanding balance at any time subject to a prepayment penalty. The prepayment penalty is a variable amount that is equal to the difference in the interest rate on the note as compared to a market rate index, as defined (which is 2.41% as of December 31, 2014), over the remaining period of the note. Under the terms of the agreement, we are required to comply with certain financial and reporting covenants. As of December 31, 2014, we were in compliance with these covenants.

The fair values of the acquired notes payable were assessed and it was determined that fair value approximated carrying value. As a result, no adjustment was recorded to carrying value in purchase accounting.

13. Retirement Plans

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

As of December 31, 2014, 2013 and 2012, we elected to make additional matching contributions covering all team members who were active participants on the last day of the plan year in the amount of $0.5 million, $0.8 million and $0.8 million, respectively, or approximately 11%, 36% and 52% of matching contributions made during the year, respectively.

Total contributions under the plan for the years ended December 31, 2014, 2013 and 2012 were $5.2 million, $3.1 million and $2.3 million, respectively.

Canadian team members are eligible to participate in a registered retirement savings plan (RRSP) which covers all full time team members. Under the provisions of the RRSP, we are required to match 100% of employee contributions to the plan up to 6% of eligible earnings. Our contributions under the RRSP for the years ended December 31, 2014, 2013 and 2012 were $0.6 million, $0.6 million and $0.5 million, respectively.

14. Stock Option and Deferred Compensation Plans

Fifth Amended and Restated 2005 Incentive Award Plan

Currently, we grant stock options, performance stock units, and restricted stock units, under the 2005 Incentive Award Plan. There is an aggregate of 19.3 million shares authorized for issuance under the 2005 Plan. As of December 31, 2014, there are 5.6 million shares available for future issuance.

The following summarizes stock-based compensation expense by impact to statement of operations line item and by award type, respectively, for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$1,016	$1,039	$886
Research and development	3,072	2,520	2,292
Selling, general and administrative	12,986	10,832	10,414

Total stock-based compensation expense	$17,074	$14,391	$13,592

	Year Ended December 31,
	2014	2013	2012
Stock options	$4,567	$4,020	$4,608
Restricted stock units	10,131	8,223	7,101
Performance stock units	2,376	2,148	1,883

Total stock-based compensation expense	$17,074	$14,391	$13,592

As further described in Notes 1 and 17, we reclassified approximately $2.5 million and $2.3 million of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively, previously recorded in cost of revenue, product development, and selling, general and administrative expenses, to research and development.

Stock Options

The following table summarizes the activity under our stock option plans as of December 31, 2014:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual Life	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2014	3,513	$20.50
Options granted	346	52.74
Options exercised	(1,136)	20.55
Options forfeited	(54)	34.39
Options expired	(25)	31.17

Outstanding as of December 31, 2014	2,644	$24.31	3.02	$55,808

Vested and expected to vest as of December 31, 2014	2,628	$24.18	3.00	$55,730

Options exercisable as of December 31, 2014	1,936	$18.77	2.14	$49,459

The exercise prices range from $9.00 to $41.40 for stock options outstanding and exercisable for the year ended December 31, 2014. The aggregate intrinsic value of options outstanding, vested and unvested expected to vest, and exercisable, represents the total pre-tax intrinsic value, based on our closing stock price.

The intrinsic value of the stock options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $31.6 million, $12.8 million and $11.3 million, respectively.

Restricted Common Stock Units and Performance Stock Units

The following table summarizes the status of the non-vested shares of restricted common stock units and performance stock units as of December 31, 2014:

	Restricted Common Stock Units		Performance Stock Units
	Number of	Weighted	Number of	Weighted
	Awards	Average Grant	Awards	Average Grant
	(in thousands)	Date Fair Value	(in thousands)	Date Fair Value
Non-vested awards as of January 1, 2014	946	$26.20	270	$25.25
Awards granted	302	51.62	45	60.83
Awards vested	(332)	24.42	(119)	20.45
Awards cancelled/expired/forfeited	(62)	34.42	—	—
Adjustment for performance achieved	—	—	19	45.36

Non-vested awards as of December 31, 2014	854	$35.29	215	$37.17

The total fair value for restricted common stock units and performance stock units that vested during the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	December 31,
	2014	2013	2012
Restricted common stock units	$8,116	$7,104	$9,285
Performance stock units	$1,975	$1,658	$—

Employee Stock Purchase Plan (ESPP)

For team members eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP is 95% of the fair market value of the shares on the last day of the offering period, which is the date of purchase. As of December 31, 2014, there are 1,500,000 shares of common stock reserved, 458,327 shares issued and 1,041,673 shares available for future issuance under the ESPP. Beginning in the quarterly offering period ending March 31, 2015, the discount increased from 5% to 15%. This 15% discount will be recorded as stock based compensation expense in future periods.

Employees’ Deferred Compensation Plan

The Employees’ Deferred Compensation Plan is a non-qualified retirement plan that allows a select group of our management to elect to defer certain bonuses that would otherwise be payable to the employee. Amounts deferred under the Employees’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of employment or other separation from service, following a change of control if so elected, or over a fixed period of time elected by the participant before the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2014, 150,000 shares of common stock are reserved, 2,177 deferred stock units were recorded under a memo account and have since been distributed and 147,823 shares of common stock are available for distribution under the Employees’ Deferred Compensation Plan.

Directors’ Deferred Compensation Plan

The Directors’ Deferred Compensation Plan is a non-qualified retirement plan that allows each board member to elect to defer certain fees that would otherwise be payable to the director. Amounts deferred under the Directors’ Deferred Compensation Plan are general liabilities of ours and are represented by bookkeeping accounts maintained on behalf of the participants. Such accounts are deemed to be invested in share units that track the value of our common stock. Distributions will generally be made to a participant following the participant’s termination of service, following a change of control if so elected, or over a fixed period of time elected by the participant before the deferral. Distributions will generally be made in the form of shares of our common stock. As of December 31, 2014, 75,000 shares of common stock are reserved, with 46,290 deferred stock units recorded under a memo account and 28,710 deferred stock units distributed under the Director’s Deferred Compensation Plan. Deferred stock units, as permitted under the plan, are now reserved out of the Stock Option Plan with 5,854 deferred stock units recorded under a memo account and 1,026 deferred stock units distributed as of December 31, 2014.

Performance Stock Units (PSUs)

PSUs are granted annually to certain executive officers of the company. The actual number of PSUs to be delivered is subject to adjustment ranging from 0% (threshold) to 150% (maximum) based solely upon the achievement of certain performance targets and other vesting conditions. One performance stock award is the equivalent of one share of common stock.

The following table summarizes, by performance award type, the potential threshold and maximum stock units:

	Threshold	Maximum	Threshold	Maximum	Threshold	Maximum
	TSR	TSR	Revenue	Revenue	ANI	ANI
2014 Plan	25%	150%	25%	150%	—	—
2013 Plan	25%	150%	25%	150%	—	—
2012 Plan	0%	150%	—	—	25%	125%
2011 Plan	0%	150%	—	—	25%	125%
2010 Plan	0%	150%	—	—	25%	125%

For 2014 and 2013, each individual’s award was allocated 50% to achieving revenue targets for the year in which the award was granted (Revenue Performance Award), and 50% to the total stockholder return (TSR) of our common stock as compared to other companies in the NASDAQ Software Index in the aggregate for a three year period including the fiscal year in which the award was granted, as well as the two subsequent fiscal years (TSR Performance Award).

For 2012, 2011 and 2010, each individual’s award was allocated 50% to achieving adjusted net income (ANI) targets for the year in which the award was granted (ANI Performance Award), and 50% to the total stockholder return (TSR) of our common stock as compared to other companies in a specific NASDAQ Index in the aggregate for a three year period including the fiscal year in which the award was granted, as well as the two subsequent fiscal years (TSR Performance Award). The TSR awards granted in 2010 and 2011 were measured against the NASDAQ Internet Index and the TSR awards granted in 2012 were measured against the NASDAQ Software Index.

The awards will be earned based upon our achievement of the respective TSR and revenue or ANI targets, but will not vest unless the grantee remains continuously employed in active service through the end of February of the third year following the grant date (approximately 36 months after date of grant). The performance stock units are subject to forfeiture if the company’s performance goals are not achieved.

We value the TSR Performance Awards using a Monte Carlo simulation option pricing model. TSR awards are expensed on a straight-line basis, starting at the date of grant, over the applicable service period. As long as the service condition is satisfied, the expense is not reversed, even in the event the TSR Performance Award targets are not achieved.

Historically, revenue and ANI awards were expensed starting in the month of grant, as it was deemed probable that we will achieve a portion of the targets for the respective grant. Cumulative and prospective expense on the Revenue and ANI Performance awards are adjusted as the estimated level of performance against target changes.

The following table summarizes, by performance award type, the status of PSUs for grants during the years ended December 31, 2014, 2013 and 2012:

TSR Performance Awards

				Adjusted
				Number of
	Target		Percent of	PSUs Based on	End of
	Number	Cancelled	Goal	Goal	Measurement
Grant Date	of PSUs	PSUs	Achieved	Achievement	Period	Vest Date
2/26/2014**	20,110	—	*	—	12 /31/2016	2 /28/2017
3/4/2013	35,065	—	*	—	12 /31/2015	2 /28/2016
2/28/2012	35,495	—	119%	42,236	12 /31/2014	1 /31/2015
2/24/2011	43,290	***	150%	64,934	12 /31/2013	1 /31/2014

Revenue Performance Awards

				Adjusted
				Number of
	Target		Percent of	PSUs Based on	End of
	Number	Cancelled	Goal	Goal	Measurement
Grant Date	of PSUs	PSUs	Achieved	Achievement	Period	Vest Date
2/26/2014**	25,202	—	147%	37,043	12 /31/2014	2 /28/2017
3/4/2013	36,948	—	118%	43,596	12 /31/2013	2 /28/2016

ANI Performance Awards

				Adjusted
				Number of
	Target		Percent of	PSUs Based on	End of
	Number	Cancelled	Goal	Goal	Measurement
Grant Date	of PSUs	PSUs	Achieved	Achievement	Period	Vest Date
2/28/2012	35,495	—	103%	36,556	12 /31/2012	1 /31/2015
2/24/2011	43,290	***	125%	54,111	12 /31/2011	1 /31/2014

* - The TSR measurement period is not yet complete.

** - In 2014, grant dates of 2/26/2014, 3/1/2014 are 8/18/2014 are presented together. The terms of each award were the same.

*** - In 2011, 4,630 of TSR performance awards and 4,630 of 2011 ANI Performance Awards were cancelled and subsequently reissued.

The total grant date fair value of the Revenue Performance Awards granted during the years ended December 31, 2014 and 2013 was $1.4 million and $1.1 million, respectively. The total grant date fair value of the ANI Performance Awards granted during the year ended December 31, 2012 was $1.0 million. The total grant date fair value of the TSR Performance Awards granted during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $1.1 million and $1.0 million, respectively.

The expense recorded to performance stock units, which includes expense related to the Revenue Performance Awards, the ANI Performance Awards and the TSR Performance Awards, for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	December 31,
	2014	2013	2012

TSR Performance Awards	$1,111	$1,013	$1,051
Revenue Performance Awards	885	395	—
ANI Performance Awards	380	740	832

Total	$2,376	$2,148	$1,883

A summary of the unamortized stock-based compensation expense and associated weighted average remaining amortization periods for stock options, restricted stock units and performance stock units is as follows (in thousands):

	Unamortized	Weighted
	Stock-Based	Average
	Compensation	Amortization
	Expense	Period
	(in thousands)	(in years)
Stock options	$8,503	2.40
Restricted stock units	$19,248	2.13
Performance stock units	$3,420	1.03

The income tax benefit related to stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, was $6.4 million, $5.2 million, and $5.0 million, respectively.

15. Income Taxes

The components of our income before provision for income taxes for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	December 31,
	2014	2013	2012
United States	$(42,925)	$(8,694)	$21,091
Canada	14,267	13,261	11,612

Total income before provision for income taxes	$(28,658)	$4,567	$32,703

The components of our (provision for) benefit from income taxes for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	December 31,
	2014	2013	2012
Current tax:
Federal	$(11,066)	$(4,993)	$(6,859)
State and local	(3,997)	(1,155)	(1,767)
Canada	(4,669)	(3,864)	(2,872)

Total current tax	(19,732)	(10,012)	(11,498)

Deferred tax:
Federal	26,871	8,892	(1,131)
State and local	2,982	2,069	729
Canada	1,268	378	(349)

Total deferred tax	31,121	11,339	(751)

(Provision for) benefit from income taxes, net	$11,389	$1,327	$(12,249)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the year in which the differences are expected to reverse.

Deferred tax assets and liabilities as of December 31, 2014 and 2013 consisted of the amounts shown below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$34,313	$8,877
Stock-based compensation	16,587	17,525
Acquired intangibles	2,902	8,010
Tax credits	9,554	4,433
Capital loss	—	673
Deferred revenue	3,932	3,495
Sales and receivables allowances	2,679	2,469
Other	7,966	4,540

Total deferred tax assets	77,933	50,022

Deferred tax liabilities:
Acquired Intangibles	(171,593)	(24,698)
Capitalized software and website development	(23,142)	(10,532)
Depreciation and amortization	(14,567)	(8,640)
Investments in disposed subsidiaries	(10,826)	(28,595)
Other	(4,439)	(5,342)

Total deferred tax (liabilities)	(224,567)	(77,807)

Deferred tax (liabilities), net	(146,634)	(27,785)

Deferred tax asset valuation allowance	(1,174)	(3,270)

Total deferred tax (liabilities), net	$(147,808)	$(31,055)

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

Due to Acquirees

As part of the purchase agreement of Dealer.com, tax benefits for periods prior to closing remain the benefit of the sellers. Prior year Dealer.com filings were amended to carryback certain tax benefits generated from the closing of the transaction, resulting in a receivable of $19.3 million. This receivable is reflected as prepaid income tax within prepaid expenses and other current assets, as well as a liability to the seller within due to acquires on our consolidated balance sheet. We are required to remit the tax benefit to sellers when received.

Valuation Allowance

Our deferred tax assets have been reduced in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. As such, foreign tax credit carryforwards of $0.9 million and $1.3 million as of December 31, 2014 and 2013, respectively, and net operating losses of $4.3 million as of December 31, 2014 and $7.2 million as of December 31, 2013, which decreased as a result of the Internal Revenue Service audit for years 2009 through 2011, were not recorded as deferred tax assets. Instead, such amounts will be recorded as an addition to stockholders’ equity and will reduce current taxes payable, in the amounts of approximately $2.5 million as of December 31, 2014 and approximately $4.0 million as of December 31, 2013, if and when the carryovers and net operating losses are utilized.

As of December 31, 2014, our remaining deferred tax valuation allowance of $1.2 million relates to separate state net operating losses. As of December 31, 2013, our remaining deferred tax valuation allowance of $3.3 million consisted of $1.2 million for foreign tax credits, $1.4 million for separate state net operating losses and $0.7 million for capital loss carry forward and other adjustments.

As of December 31, 2014 and 2013, we had U.S. federal net operating loss carryforwards of $75.9 million and $25.6 million, respectively, of which $71.6 million of the current loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. These losses are available to reduce future taxable income and expire in varying amounts beginning in 2019. We have state net operating losses which expire at various times and amounts through 2033. We maintain a portion of the valuation allowance on the state net operating losses.

As of December 31, 2014 and 2013, we had U.S. federal foreign tax credit carryovers of $2.6 million and $1.2 million, respectively. These credits are available to offset future federal income tax subject to limitation and expire in varying amounts beginning in 2019. All Canadian net operating loss carryforwards from prior periods were fully utilized.

Effective Tax Rate

The analysis of the effective tax rate for the years ended December 31, 2014, 2013 and 2012, is as follows:

	December 31,
	2014	2013	2012
Pre-tax book income	35.0%	35.0%	35.0%
State taxes	0.5	(7.5)	2.5
Foreign rate differential	5.6	(25.3)	(2.6)
Non-deductible expenses	(2.1)	7.3	0.5
Valuation allowance	6.6	(19.0)	(0.5)
Deferred tax liability impact of disposals and contributions	—	—	3.7
Adjust tax balances for filed returns	(0.1)	(2.2)	(0.6)
Transaction costs	(6.3)	9.9	—
General business and other tax credits	5.8	(33.9)	—
Executive compensation	(1.7)	7.8	0.8
State rate change	(3.7)	—	(1.5)
Other	0.1	(1.2)	0.2

Total	39.7%	(29.1)%	37.5%

The change in effective tax rate for 2014 from 2013 is primarily due to the benefit from general business credits, changes in earnings mix, and the change in the state tax rate applied to our deferred tax assets and liabilities as a result of the Dealer.com acquisition, an increase in capitalized, non-deductible deal costs associated with acquisitions, and decreases in valuation allowances. The change in effective tax rate for 2013 from 2012 is primarily due to the benefit from general business credits, changes in earnings mix, and the decrease in valuation allowance, including the impact of approved federal filing adjustments. The impact of amounts included in “Other” does not include any additional significant activity impacting the effective tax rate.

Foreign Taxes

We have not provided for U.S. federal income taxes and foreign withholding taxes on $42.4 million of foreign subsidiaries’ undistributed earnings as of December 31, 2014 because such earnings are intended to be indefinitely reinvested. The amount of deferred taxes on the temporary differences related to investments in foreign subsidiaries is not practicable to determine at this time. Permanently reinvested earnings will be used to support our personnel costs as well as costs of our Canadian product offerings, including future development and acquisitions. We believe our current U.S. cash balances and our credit facility provide appropriate liquidity for U.S. operations.

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

We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Internal Revenue Service concluded a review of our consolidated federal income tax returns through December 31, 2011. We have agreed to various adjustments which were included in the provision for income taxes for the year ended December 31, 2013. New York concluded its review of our state tax returns through December 31, 2010, with no significant adjustments. California concluded its review of our amended returns filed for 2004, 2005 and 2006. In addition, the appeal on Pennsylvania’s assessment to our 2007, 2008 and 2009 tax return filings has been concluded, with no significant adjustments. Certain of our subsidiaries also file income tax returns in Canada. The Canadian Revenue Agency completed its review of our 2009 and 2010 tax return filings with no significant adjustments. Our other significant taxing jurisdictions are closed for years before 2009.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statement of operations. As of December 31, 2014 and 2013, accrued interest and penalties related to tax positions taken on our tax returns is approximately $0.2 million and $0.1 million, respectively.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2011	$793
Additions	226
Expired statute of limitations / settlements	(136)

Balance as of December 31, 2012	$883

Additions	292
Expired statute of limitations / settlements	(249)

Balance as of December 31, 2013	$926

Additions	822
Expired statute of limitations / settlements	(187)

Balance as of December 31, 2014	$1,561

As of December 31, 2014, approximately $1.2 million of the liability for uncertain tax positions recorded in our balance sheet would affect our effective rate upon resolution of the uncertain tax positions.

16. Segment Information

The segment information provided in the table below is reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker reviews information at a consolidated level, as such we have one reportable segment. For enterprise-wide disclosure, we are organized primarily on the basis of service lines, transaction services, subscription services, and advertising and other revenues.

Revenue earned in Canada for the years ended December 31, 2014, 2013 and 2012 was approximately 6%, 9% and 10% of our total net revenue, respectively. Long-lived assets in Canada were $32.3 million, $39.7 million and $44.8 million as of December 31, 2014, 2013 and 2012, respectively.

Supplemental disclosure of revenue by service type for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Subscription services revenue	$346,756	$181,731	$145,148
Transaction services revenue	332,641	276,861	225,011
Advertising and other revenue	175,018	22,942	18,713

Total net revenue	$854,415	$481,534	$388,872

17. Operating Expense Reclassifications

As further described in Note 1, we assessed the presentation of costs within operating expenses and determined that research and development expenses should be separately presented on our consolidated statements of operations. The reconciliations of operating expenses for historical periods are presented in the following tables (in thousands):

	Year Ended December 31, 2013
Operating Expenses:	Historic	Adjustment	Adjusted
Cost of revenue	$277,580	$(67,654)	$209,926
Product development	15,201	(15,201)	—
Research and development	—	76,258	76,258
Selling, general and administrative	177,699	6,597	184,296

Total operating expenses	$470,480	$—	$470,480

	Year Ended December 31, 2012
Operating Expenses:	Historic	Adjustment	Adjusted
Cost of revenue	$220,695	$(45,223)	$175,472
Product development	11,732	(11,732)	—
Research and development	—	53,616	53,616
Selling, general and administrative	142,518	3,339	145,857

Total operating expenses	$374,945	$—	$374,945

18. Commitments and Contingencies

Operating Leases

We lease our office space and certain office equipment under cancelable and non-cancelable operating leases, which expire on various dates through June 2033. In general, leases relating to real estate include rent escalation clauses relating to increases in operating costs. Most of our leases also include renewal options ranging from 1 to 10 years.

Operating lease expense for the years ended December 31, 2014, 2013 and 2012, was $13.1 million, $9.6 million and $7.4 million, respectively.

Future minimum rental payments, inclusive of related charges for real estate taxes and utilities as applicable, under the non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,
2015	$14,259
2016	17,355
2017	17,535
2018	16,524
2019	13,621
Thereafter	145,195

Total	$224,489

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

Capital Leases

The following is an analysis of the leased property under capital leases by major property class as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Computer and office equipment	$442	$407
Less: Accumulated depreciation	(170)	(83)

Total capital leases, net	$272	$324

Future minimum rental payments under the capital leases are as follows (in thousands):

Years Ending December 31,
2015	$107
2016	83
2017	41
2018	1
2019	—

Total minimum lease payments	232
Less: Amount representing taxes, included in total minimum lease payments	(18)

Net minimum lease payments	214
Less: Amount representing interest	—

Present value of net minimum lease payments	$214

Service Credits

Under the terms of the purchase agreement with the seller of the AAX business, the parent company of the seller was granted the right to service credits of $2.5 million, which were to be applied against fees that were charged in connection with their purchase of certain future products or services. The service credits were recorded as a reduction in revenue as they were utilized. For the years ended December 31, 2013 and 2012, we recorded contra revenue related to the service credits of $0.6 million and $0.8 million, respectively. As of December 31, 2014, none of the service credits remained.

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

Refer to Note 10 for contingencies resulting from our completed business combinations.

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

We currently have $0.9 million of pending assessments in one state. In June 2013, an administrative hearing was held on this matter and a decision upholding the original assessment was issued in August 2013. This decision is not considered a final ruling. In September 2013, we filed a complaint with the state tax court requesting that the decision be vacated. As of December 31, 2014, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.8 million may exist for periods after the assessment period based upon a calculation consistent with the pending assessment. We are unable to estimate an amount for penalties due, if any.

Employment Agreements

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of $9.0 million as of December 31, 2014, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $3.1 million as of December 31, 2014. As of December 31, 2014, $0.9 million are accrued under severance agreements which are to be paid over the next two years.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of business, none of which is expected to have a material adverse effect on our financial position, results of operations or cash flows. There are no litigation matters exclusive of those arising in connection with the ordinary course of our business.

19. Agreements Impacting Contra-Revenue

In February 2013, we announced an exclusive, long-term partnership agreement with American Honda Finance Corporation (AHFC). As part of this agreement, Dealertrack and AHFC agreed to design and develop solutions with a strategic focus on streamlining the vehicle sales and finance process while improving the overall customer buying experience. The workflow solutions are expected to rollout in multiple phases with the first phase launched in 2014. As part of the agreement, we agreed to reimburse AHFC up to $11.0 million of qualified expenses on an as incurred basis, in connection with development, implementation, and integration of the solutions over the first three years of the agreement. These payments have been recorded as deferred costs and will be recognized as a reduction of revenue (contra-revenue) over the term of the agreement commencing with the launch. For the years ended December 31, 2014 and 2013, $9.5 million and $0.3 million, respectively, of qualified expenses were paid.

In February 2010, we entered into a strategic relationship with Ally Financial (Ally). Under the terms of the agreement, Ally became a financing option on our credit application processing network and we agreed to make a one-time payment to Ally of $15.0 million, which was paid in May 2010. Ally continues to accept credit applications through a competitive system, of which it owns a portion. The one-time $15.0 million payment is being recorded as a reduction in transaction services revenue over the period of expected benefit of approximately five years. For each of the years ended December 31, 2014, 2013 and 2012, we recorded contra-revenue related to revenue earned from the Ally strategic relationship of $3.1 million.

We also have an agreement with another industry participant regarding the development of new subscription products. We are providing software and financial support in the development. In exchange, we expect to receive a recurring monthly royalty from the partner for each applicable subscription they sell. $4.4 million of financial support payments have been made through December 31, 2014. Additional payments of $0.6 million were made in February 2015. No additional payments are expected to be made. The payments, included in long-term assets, will be recognized as contra-revenue in future periods, offsetting future royalty income, upon the completion of the development and the roll-out of the new products.

As of December 31, 2014, $16.8 million of the payments to Ally, Honda and other customers and partners remain to be amortized as contra-revenue, of which, $2.8 million are recorded in prepaid expenses and other current assets and $14.0 million are recorded in other long-term assets. As of December 31, 2013, $8.6 million of payments remained to be amortized as contra-revenue, of which, $4.9 million was classified in prepaid expenses and other current assets and $3.7 million in other long-term assets.

20. Contribution to Chrome Data Solutions

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

As a result of the contribution, we recognized a pre-tax gain of approximately $27.7 million in the year ended December 31, 2012, calculated as follows (in thousands):

Cash	$1,750
Property and equipment	3,947
Goodwill	7,874
Intangible assets	2,017
Other assets and liabilities, net	769
Carrying value of contributed net assets of Chrome	16,357

Total consideration received (50% of the fair value of shares received)	44,050

Pre-tax gain	$27,693

For further information on our equity method investment in Chrome Data Solutions, see Note 9.

21. Subsequent Events

In December 2014, we announced a recommended cash offer to acquire incadea, a leading provider of DMS software and services to the global automotive retail market. Founded in 2000 and headquartered in Munich, Germany, incadea has more than 500 team members who bring together automotive retailing industry expertise and proprietary technology to drive a suite of solutions that include dealer management, business intelligence, and customer and vehicle relationship management. Their product suite is built on Microsoft technology, with which it has a long-term strategic relationship. Incadea’s network of worldwide certified channel partners serves more than 75,000 worldwide end users in over 90 countries.

Under the terms of the recommended cash offer, we acquired more than 99% of the voting equity of incadea for approximately 190 pence in cash per share, for a total consideration of approximately £121.6 million ($190.8 million at the time of conversion).

Incadea has a €19.6 million line of credit which contains a change in control provision. We expect to use cash on hand or our revolving credit facility to extinguish this line of credit in February 2015.

In December 2014, we borrowed $160.0 million on our revolving credit facility. This borrowing, along with an additional $30.8 million of cash on hand was converted to Great British Pounds (GBP) and was placed in escrow to provide funding for the acquisition. $188.8 million of the amount presented within cash and cash equivalents on our consolidated balance sheet as of December 31, 2014 is the U.S. Dollar (USD) equivalent of the £121.6 in an escrow account. The change in the USD to GBP exchange rate resulted in a loss on foreign exchange of $1.9 million for the year ended December 31, 2014, which is recorded in other (expense) income, net, on our consolidated statement of operations.

In January 2015, funds were released from the escrow for more than 99% of the outstanding shares of incadea for which tender acceptance had been received. We expect the remaining acceptances will be received by March 31, 2015. The change in the USD to GBP exchange rate resulted in a loss on foreign exchange of $4.9 million for the period from January 1, 2015 to January 31, 2015.

We expensed approximately $3.1 million of professional fees associated with the acquisition in the three and twelve months ended December 31, 2014. We expect additional professional fees of approximately $3.0 million to be incurred.

All incadea liabilities existing as of the transaction date, including costs incurred relating to the transaction, will be paid by Dealertrack.

We are in the process of finalizing the fair value assessment for the acquired assets and liabilities. The valuation of the acquired assets and liabilities is being performed in Euros, which is the reporting currency of incadea. Based upon the preliminary valuation, we expect to recognize approximately €55.0 million of intangibles and €90.0 million of goodwill as part of the allocation of purchase price. For the preliminary allocation, while we have assumed that goodwill and intangibles are not deductible for tax purposes, we are assessing available tax elections.

As incadea’s products are generally offered under a perpetual license and maintenance model, revenue recognition will not be consistent with our current product offerings. Further, the additional international operations may impact our segment reporting, and the number of reporting units we have for purposes of performing our annual impairment test for goodwill.

DEALERTRACK TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance
	Beginning of	Charged to		Other	End of
Description	Period	Expenses	Deductions	Adjustments	Period
	(in thousands)
As of December 31, 2014:
Allowance for doubtful accounts	$1,495	$3,341	$(3,238)	$139	$1,737
Allowance for sales credits	5,429	10,672	(11,247)	583	5,437
Deferred tax valuation allowance	3,270	—	(3,270)	1,174	1,174	(1)

As of December 31, 2013:
Allowance for doubtful accounts	$1,080	$2,937	$(2,802)	$280	$1,495
Allowance for sales credits	3,478	7,075	(5,124)	—	5,429
Deferred tax valuation allowance	4,094	329	(1,153)	—	3,270	(2)

As of December 31, 2012:
Allowance for doubtful accounts	$1,435	$2,519	$(2,725)	$(149)	$1,080
Allowance for sales credits	3,667	4,787	(4,988)	12	3,478
Deferred tax valuation allowance	4,198	134	(238)	—	4,094	(3)

(1)	For the year ended December 31, 2014, the deferred tax valuation allowance was reduced by $2.1 million. The deferred tax valuation allowance was reduced by $0.7 million for our capital loss carryforwards, $1.2 million for foreign tax credits, and a net $0.2 million reduction related to state and local net operating loss carryovers. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	For the year ended December 31, 2013, the deferred tax valuation allowance was reduced by $0.8 million. The deferred tax valuation allowance was reduced by $0.1 million for our capital loss carryforwards and $0.7 million for foreign tax credits. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	For the year ended December 31, 2012, the deferred tax valuation allowance was reduced by $0.1 million. The deferred tax valuation allowance was reduced by $0.2 million for our capital loss carryforwards, offset by a $0.1 million increase related to state and local net operating loss carryovers and foreign tax credits. We evaluated the combined enterprises past and expected future results, including the impact of the future reversal of the acquired deferred tax liabilities, and determined that the future reversal of the acquired deferred tax liabilities would provide sufficient taxable income to support realization of certain of our deferred tax assets. For further information, please refer to Note 15 in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

On March 1, 2014, we completed the acquisition of the outstanding equity of Dealer Dot Com, Inc. (Dealer.com). We continue to analyze, evaluate and, where necessary, implement changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2014.

On July 1, 2014, we completed the acquisition of substantially all of the assets of ASR Pro, LLC. (ASR Pro). We continue to analyze, evaluate and, where necessary, implement changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting. This acquisition was excluded from management’s assessment of internal control over financial reporting as of December 31, 2014.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of our Board of Directors.

Dealertrack’s evaluation of internal control over financial reporting as of December 31, 2014 did not include an evaluation of the effectiveness of internal control over financial reporting related to Dealer.com or ASR Pro because they were acquired in business combinations during the year ended December 31, 2014. Total revenue for Dealer.com and ASR Pro represented 34% and less than 1%, respectively, of our consolidated revenues for the year ended December 31, 2014. As of December 31, 2014, Dealer.com and ASR Pro represented approximately 56% and 1%, respectively, of our total assets inclusive of acquired goodwill and intangibles. See Note 10 to the consolidated financial statements in Item 8.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever is the section entitled “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our annual meeting of stockholders expected to be held in the second quarter of 2015.

Item 10. Directors, Executive Officers of Corporate Governance

The information required to be furnished pursuant to this item will be set forth under the captions “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

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

The information required to be furnished pursuant to this item will be set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Transactions” and “Proposal One: Election of Directors” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report on Form 10-K by such time.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the three years ended December 31, 2014

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014

Consolidated Statements of Cash Flows for the three years ended December 31, 2014

Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II

The financial statements of the Chrome Data Solutions joint venture required by Rule 3-09 of Regulation S-X are included as Exhibit 99.1 and Exhibit 99.2 and are incorporated by reference herein.

(3) Exhibits

Number	Description
2.1 (17)	Agreement and Plan of Merger, dated as of December 19, 2013, by and among, Dealertrack Technologies, Inc., Dealer Dot Com, Inc. (“DDC”), Derby Merger Corp., certain stockholders of DDC and Jason Chapnik, solely in his capacity as Sellers’ Representative.

2.2 (18)	Stock Purchase Agreement, dated as of February 7, 2014, among Dealertrack Data Services, Inc., Peppy Capital 2.5, LP, and the other investors named therein.

2.3 (18)	Stock Purchase Agreement, dated as of February 12, 2014, between Dealertrack Data Services, Inc. and Trenton Investments, LLC.

2.4 (23)	Rule 2.7 Announcement for Recommended Cash Offer for incadea plc by Dealertrack Technologies, Inc., dated December 18, 2014

3.1 (4)	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2 (16)	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3 (21)	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

4.1 (3)	Form of Certificate of Common Stock.

4.2 (14)	Indenture related to the 1.50% Senior Convertible Notes due 2017, dated as of March 5, 2012, among Dealertrack Technologies, Inc., Dealertrack, Inc. and Wells Fargo Bank, National Association, as Trustee.

4.3 (14)	Form of 1.50% Senior Convertible Note due 2017 (included in Exhibit 4.1).

10.1 (17)	Stockholders Agreement, dated as of December 19, 2013, by and among Dealertrack Technologies, Inc. and the Stockholders set forth on the signature page hereto.

10.2 (8) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Mark F. O’Neil and Dealertrack Technologies, Inc.

10.3 (9) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Mark F. O’Neil and Dealertrack Technologies, Inc.

10.4 (10) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Mark F. O’Neil.

10.5 (11) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Richard McLeer and Dealertrack Technologies, Inc.

10.6 (11) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Richard McLeer and Dealertrack Technologies, Inc.

10.7 (11) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Richard McLeer.

10.8 (8) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Eric D. Jacobs and Dealertrack Technologies, Inc.

10.9 (9) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Eric D. Jacobs and Dealertrack Technologies, Inc.

10.10 (10) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 3, 2009 between Dealertrack Technologies, Inc. and Eric D. Jacobs.

10.11 (8) #	Amended and Restated Senior Executive Employment Agreement, dated as of August 8, 2007, by and between Raj Sundaram and Dealertrack Technologies, Inc.

10.12 (9) #	Amendment No. 1 To Amended and Restated Senior Executive Employment Agreement, dated December 31, 2008, by and between Raj Sundaram and Dealertrack Technologies, Inc.

10.13 (10) #	Amendment No. 2 to Amended and Restated Executive Employment Agreement dated November 4, 2009 between Dealertrack Technologies, Inc. and Rajesh Sundaram.

10.14 (22) #	Employment Agreement dated December 18, 2013 by and between Dealertrack Technologies, Inc. and Rick Gibbs.

10.15 (15) #	Fourth Amended and Restated 2005 Incentive Award Plan, effective as of June 20, 2012.

10.16 (5) #	Form of Stock Option Agreement.

10.17 (9) #	Form of Restricted Stock Unit Agreement.

10.18 (1) #	Senior Executive Incentive Bonus Plan, effective as of May 26, 2005.

10.19 (7) #	Stock Ownership and Retention Program, adopted May 26, 2005.

10.20 (1) #	Employee Stock Purchase Plan, adopted May 26, 2005.

10.21 (1) #	Directors’ Deferred Compensation Plan, effective as of June 30, 2005.

10.22 (8) #	First Amendment to Dealertrack Technologies, Inc. Directors’ Deferred Compensation Plan effective as of January 1, 2007.

10.23 (1) #	Employees’ Deferred Compensation Plan, effective as of June 30, 2005.

10.24 (8) #	First Amendment to Dealertrack Technologies, Inc. Employees’ Deferred Compensation Plan effective as of January 1, 2007.

10.25 (1) #	401(k) Plan, effective as of January 1, 2001, as amended.

10.26 (19)	Credit Agreement dated of as February 28, 2014, among Dealertrack Technologies, Inc., Dealertrack Canada, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (including the U.S. Guarantee and Collateral Agreement dated as of February 28, 2014, among Dealertrack Technologies, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank N.A. and the Canadian Guarantee and Collateral Agreement dated as of February 28, 2014, by Dealertrack Canada, Inc. in favor of JPMorgan Chase Bank, N.A.).

10.27 (12)	Omnibus Agreement dated as of December 20, 2011, among Chrome Systems, Inc., Autodata Solutions, Inc., Autodata Solutions Company and AutoChrome Company.

10.28 (13)	Purchase Agreement dated as of February 28, 2012, among Dealertrack Technologies, Inc., Dealertrack, Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representative for the initial purchasers named therein.

10.29 (13)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.30 (13)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.31 (13)	Confirmation regarding convertible bond hedge transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.32 (13)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.33 (13)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.34 (13)	Confirmation regarding warrant transactions dated as of February 28, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.35 (14)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.36 (14)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.37 (14)	Confirmation regarding convertible bond hedge transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.38 (14)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Barclays Bank PLC.

10.39 (14)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and JPMorgan Chase Bank, National Association.

10.40 (14)	Confirmation regarding warrant transactions dated as of February 29, 2012, between Dealertrack Technologies, Inc. and Wells Fargo Bank, National Association.

10.41 (20)	Agreement of Lease, dated as of April 9, 2014, between X-Cel III Realty Associates LLC and Dealertrack Technologies, Inc.

10.42 (23)	Deed of Irrevocable Undertaking – David Vernon Cotterell.

10.43 (23)	Deed of Irrevocable Undertaking – Philip Lawler.

10.44 (23)	Deed of Irrevocable Undertaking – Pantelis Papgeorgiou.

10.45 (23)	Deed of Irrevocable Undertaking – Portage Services Limited.

10.46 (23)	Deed of Irrevocable Undertaking – Danbury Enterprises Limited, Kikero Enterprises Limited, Treadstone Holdings Limited and Delanglade Holdings Limited.

14.1 (6)	Code of Business Conduct and Ethics.

21.1 *	List of Subsidiaries.

23.1 *	Consent of PricewaterhouseCoopers LLP.

23.2 *	Consent of BDO Canada LLP.

31.1 *	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Consolidated Financial Statements of Chrome Data Solutions, LP as of December 31, 2014 and 2013.

99.2 *	Consolidated Financial Statements of Chrome Data Solutions, LP as of December 31, 2013 and 2012.

101 *

The following financial statements from Dealertrack Technologies, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders Equity; and (vi) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

*	Filed herewith.

**	Furnished herewith.

#	Represents management contract or compensatory plan.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-126944) filed July 28, 2005.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-126944) filed September 22, 2005.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 12, 2005.

(4)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-126944) filed October 24, 2005.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed May 12, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed March 30, 2006.

(7)	Incorporated by reference to our Annual Report on Form 10-K filed March 16, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed August 9, 2007.

(9)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2009.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed November 5, 2009.

(11)	Incorporated by reference to our Annual Report on Form 10-K filed on February 24, 2010.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on February 29, 2012.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.

(15)	Incorporated by reference to Annex A to our Definitive Proxy Statement filed on April 30, 2012.

(16)	Incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2013.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013.

(18)	Incorporated by reference to our Current Report on Form 8-K filed on February 13, 2014.

(19)	Incorporated by reference to our Current Report on Form 8-K filed on March 4, 2014.

(20)	Incorporated by reference to our Current Report on Form 8-K filed on April 14, 2014.

(21)	Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 25, 2014.

(22)	Incorporated by reference to our Current Report on Form 8-K filed on November 18, 2014.

(23)	Incorporated by reference to our Current Report on Form 8-K filed on December 18, 2014.

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

Date: February 24, 2015

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

Signature	Title	Date

/s/ Mark F. O’Neil	Chairman of the Board and Chief Executive Officer	February 24, 2015
Mark F. O’Neil	(principal executive officer)

/s/ Eric D. Jacobs	Executive Vice President, Chief Financial and	February 24, 2015
Eric D. Jacobs	Administrative Officer (principal financial and accounting officer)

/s/ Ann B. Lane	Director	February 24, 2015
Ann B. Lane

/s/ John J. McDonnell, Jr.	Director	February 24, 2015
John J. McDonnell, Jr.

/s/ James David Power III	Director	February 24, 2015
James David Power III

/s/ Howard L. Tischler	Director	February 24, 2015
Howard L. Tischler

/s/ Barry Zwarenstein	Director	February 24, 2015
Barry Zwarenstein

/s/ James Foy	Director	February 24, 2015
James Foy

/s/ Joe Payne	Director	February 24, 2015
Joe Payne

