Form 10-Q
period 2015-03-31
Dealertrack Technologies, Inc
filed 2015-05-11
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 54,792,778 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$87,578	$332,310
Marketable securities	—	2,101
Customer funds and customer funds receivable	40,807	33,568
Accounts receivable, net of allowances of $11,301 and $7,174, as of March 31, 2015 and December 31, 2014, respectively	128,863	101,019
Deferred tax assets, net	18,495	18,838
Prepaid expenses and other current assets	51,944	54,183

Total current assets	327,687	542,019

Property and equipment, net	97,724	86,909
Software and website development costs, net	96,590	91,146
Equity method investment	34,487	34,662
Intangible assets, net	571,191	526,202
Goodwill	1,181,455	1,055,262
Other assets – long-term	25,521	24,875

Total assets	$2,334,655	$2,361,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,209	$42,319
Accrued compensation and benefits	23,659	30,885
Accrued liabilities – other	47,723	43,594
Customer funds payable	40,807	33,568
Deferred revenue	23,354	15,112
Deferred tax liabilities	2,786	—
Due to acquirees and notes payable	4,778	23,906

Total current liabilities	192,316	189,384

Long-term liabilities
Deferred tax liabilities	164,664	166,646
Deferred revenue	7,463	7,488
Long term debt, net	889,341	886,563
Other liabilities	16,537	12,306

Total long-term liabilities	1,078,005	1,073,003

Total liabilities	1,270,321	1,262,387

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 58,094,500 shares issued and 54,721,274 shares outstanding as of March 31, 2015; and 57,562,564 shares issued and 54,244,016 shares outstanding as of December 31, 2014	581	576
Treasury stock, at cost, 3,373,226 shares and 3,318,548 shares as of March 31, 2015 and December 31, 2014, respectively	(63,344)	(61,143)
Additional paid-in capital	1,112,845	1,100,449
Accumulated other comprehensive (loss) income	(25,325)	(3,499)
Retained earnings	39,577	62,305

Total stockholders’ equity	1,064,334	1,098,688

Total liabilities and stockholders’ equity	$2,334,655	$2,361,075

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenue:
Net revenue	$252,754	$158,808

Operating expenses:
Cost of revenue	143,468	89,907
Research and development	33,260	24,048
Selling, general and administrative	94,465	67,486

Total operating expenses	271,193	181,441

Loss from operations	(18,439)	(22,633)
Interest income	71	100
Interest expense	(9,628)	(5,910)
Other (expense) income, net	(5,712)	709
Gain on sale of investment	—	9,828
Earnings from equity method investment, net	2,200	1,625
Loss before benefit from income taxes, net	(31,508)	(16,281)
Benefit from income taxes, net	8,780	4,639

Net loss	$(22,728)	$(11,642)

Basic net loss per share	$(0.42)	$(0.25)
Diluted net loss per share	$(0.42)	$(0.25)
Weighted average common stock outstanding (basic)	54,441	47,351
Weighted average common stock outstanding (diluted)	54,441	47,351

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss	$(22,728)	$(11,642)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(22,041)	(2,640)
Net change in unrealized gains on securities	215	(2)
Other comprehensive loss, net of tax	(21,826)	(2,642)

Total comprehensive loss	$(44,554)	$(14,284)

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating Activities:
Net loss	$(22,728)	$(11,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,097	31,291
Deferred tax benefit	(12,991)	(34,603)
Stock-based compensation expense	5,315	4,123
Provision for doubtful accounts and sales credits	3,538	3,114
Earnings from equity method investment, net	(2,200)	(1,625)
Deferred compensation	27	50
Stock-based compensation windfall tax benefit	(3,242)	(8,685)
Gain on sale of investment	—	(9,828)
Amortization of debt issuance costs and debt discount	3,191	3,170
Change in contingent consideration	100	(250)
Net foreign currency adjustments	1,069	—
Forfeited customer deposits	(20)	(648)
Amortization of deferred interest	7	53
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,653)	(12,534)
Prepaid expenses and other current assets	12,490	4,236
Other assets – long-term	1,104	(4,227)
Accounts payable and accrued liabilities	(44,679)	(68,213)
Deferred rent	37	(6)
Deferred revenue	5,857	1,714
Other liabilities – long-term	1,435	11,646

Net cash used in operating activities	(23,246)	(92,864)

Investing Activities:
Capital expenditures	(13,039)	(5,108)
Capitalized software and website development costs	(9,954)	(10,645)
Proceeds from sale of investment in TrueCar	—	92,518
Purchases of marketable securities	—	(2,150)
Proceeds from sales and maturities of marketable securities	2,095	7,539
Payment for acquisition of businesses, net of acquired cash	(174,574)	(541,288)

Net cash used in investing activities	(195,472)	(459,134)

Financing Activities:
Proceeds from issuance of term loan B credit facility	—	575,000
Repayment of incadea debt facilities	(22,604)	—
Payments for debt issuance costs	—	(15,501)
Stock-based compensation windfall tax benefit	3,242	8,685
Proceeds from stock purchase plan and exercise of stock options	4,099	10,729
Purchases of treasury stock	(2,201)	(4,412)
Proceeds from note receivable	—	500
Payment of contingent consideration	(5,250)	—
Principal payments on capital lease obligations and financing arrangements	(23)	(29)

Net cash (used in) provided by financing activities	(22,737)	574,972

Net (decrease) increase in cash and cash equivalents	(241,455)	22,974
Effect of exchange rate changes on cash and cash equivalents	(3,277)	(1,080)
Cash and cash equivalents, beginning of period	332,310	122,373

Cash and cash equivalents, end of period	$87,578	$144,267

Supplemental Disclosure:
Cash paid for:
Income taxes	$326	$2,210
Interest	7,864	3,424
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	5,856	6,771
Assets acquired under capital leases and financing arrangements	—	35
Non-cash consideration issued for investment in Dealer.com	—	471,220

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

(Unaudited)

1. Basis of Presentation and Business Description

Business Description

Dealertrack Technologies’ web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set, including:

•	Digital Marketing solutions, which provide websites, digital advertising, and other digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide franchised and independent dealers with a powerful dealer management systems (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which provide vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

References in this Quarterly Report on Form 10-Q to “Dealertrack,” the “company,” “our” or “we” are to Dealertrack Technologies, Inc., a Delaware corporation, and/or its subsidiaries.

In January 2015, we acquired more than 99% of the voting equity of incadea plc (the acquisition of incadea) (incadea), a leading provider of DMS software and services to the global automotive retail and wholesale market. We subsequently made the final disbursements related to the acquisition and acquired the remaining 1% of the outstanding voting equity which resulted in us acquiring all of the total voting equity in incadea.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2014 balance sheet information has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on February 24, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosures of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Subsequent to the acquisition of incadea, we report our operations in two reportable segments: U.S. & Canada and International. For further information, see Note 12 and Note 18 to our consolidated financial statements.

2. Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below.

International Segment

In a majority of the arrangements in the international segment, perpetual software licenses are sold in multiple-element arrangements that also include development, implementation, training and other professional services, as well as support and maintenance services. Professional services are deemed to be essential to the functionality of the software, therefore an arrangement is accounted for using contract accounting until the essential services are complete.

For multiple-element arrangements in which vendor-specific objective evidence (VSOE) for post-contract services (PCS) has not been established, and it is reasonably assured that no loss will be incurred under the arrangement, revenue is recognized pursuant to the zero gross margin method. Under this method, revenue recognition is limited to the costs incurred, and no margin is recognized for any element until the only remaining elements are PCS (generally support and maintenance services).  Any deferred margin is then recognized over the remaining contractual period.

For multiple-element arrangements in which VSOE for PCS has been established, and it is reasonably assured that no loss will be incurred under the arrangement, licenses and professional services are considered a single element and are accounted for using contract accounting, with revenue and margin being recognized as costs are incurred. PCS services are recognized ratably over the contractual period. The company expects that VSOE will be available for an increasing portion of our multi-element arrangements during 2015.

Renewals of support and maintenance are recognized ratably over the period that is contractually agreed upon, without deferrals.

A limited number of our software license arrangements include customer-specific acceptance provisions. These provisions are generally presumed to be substantive and the company does not recognize revenue until the earlier of the receipt of a written customer acceptance or objective demonstration that the delivered product meets the customer-specific acceptance criteria.

For software license arrangements in which the company utilizes a third-party distributor or value-added reseller (VAR), the company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributors’ or sales agents’ ability to honor payment or distribution commitments.  We currently do not have arrangements in which the business practices and operating history would require recognition on a sell-through basis.

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities and receivables from customers. We place our cash, cash equivalents, and marketable securities with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition.

Our revenue is generated from customers in the automotive retail industry. As of March 31, 2015 and December 31, 2014, one customer accounted for 11% of our accounts receivable, respectively. For the three months ended March 31, 2015 and 2014, no customer accounted for more than 10% of our revenue.

Related Party Transactions

We own a 50% interest in Chrome Data Solutions. We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, we both provide services to and receive services from Chrome Data Solutions in the normal course of business, which results in the payment and receipt of insignificant amounts.

3. Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on a principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early adoption is not permitted. On April 29, 2015, the FASB issued for public comment a proposal to defer the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the application method and expected impact of this new ASU on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance will be effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this standard effective beginning with the quarter ended March 31, 2015. The adoption did not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance will be effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2015
Assets
Cash equivalents (1)	$6	$—	$—	$6
Marketable securities	—	—	—	—

Total	$6	$—	$—	$6

Liabilities
Contingent consideration - ASR Pro (3)	$—	$—	$(2,200)	$(2,200)
Contingent consideration - incadea (4)	—	—	(1,411)	(1,411)

Total	$—	$—	$(3,611)	$(3,611)

As of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014
Assets
Cash equivalents (1)	$5,197	$—	$—	$5,197
Marketable securities (2)	—	2,101	—	2,101

Total	$5,197	$2,101	$—	$7,298

Liabilities
Contingent consideration - ASR Pro (3)	$—	$—	$(2,100)	$(2,100)

Total	$—	$—	$(2,100)	$(2,100)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of March 31, 2015 and December 31, 2014, these investments were money market funds of reputable financial institutions.

(2)	As of December 31, 2014, Level 2 marketable securities were all short-term and consisted of corporate debt securities. Fair market value was determined based on the quoted market prices of the underlying securities.

(3)	In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, LLC (ASR Pro), a portion of the purchase price included contingent consideration of up to $3.0 million that will be payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $0.1 million for the three months ended March 31, 2015 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $2.1 million as of December 31, 2014.

(4)	In connection with our January 2015 acquisition of incadea, we acquired a pre-existing contingent consideration liability of up to €4.4 million, of which portions are payable in 2015, 2016, and 2017 based upon certain net results (net income). The fair value of the contingent consideration is determined based upon probability-weighted forecasts of net results for the underlying periods. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. The fair value at the time of acquisition was €1.3 million ($1.5 million). There was no change in the fair value of the contingent consideration subsequent to the date of the acquisition of incadea through March 31, 2015. As of March 31, 2015, the fair value was €1.3 million ($1.4 million).

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, as of March 31, 2015 is as follows (in thousands):

Balance as of December 31, 2014	$(2,100)
Change in fair value of contingent consideration - ASR Pro	(100)
Record fair value of contingent consideration - incadea	(1,535)
Impact of foreign currency translation on change in fair value of contingent consideration - incadea	124
Balance as of March 31, 2015	$(3,611)

Long Term Debt

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of March 31, 2015 and December 31, 2014 was $236.8 million and $259.0 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of the security, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

Our term loan B credit facility is shown in the accompanying consolidated balance sheets at its original issuance value, net of unamortized discount, and is not marked to market. The aggregate fair value of the term loan B credit facility as of March 31, 2015 and December 31, 2014 approximates the outstanding principal amount, as the underlying interest rate is variable. We also review quoted market prices, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objectives of capital preservation, maintaining liquidity, and avoiding concentrations. As of March 31, 2015, there are no available-for-sale securities. As of December 31, 2014, available-for-sale securities included corporate debt securities with an aggregate cost basis of $2.1 million and an aggregate fair value of $2.1 million. As of March 31, 2015 and December 31, 2014, gross unrealized gains and losses on available-for-sale securities were insignificant.

As of December 31, 2014, all of our marketable securities had scheduled maturities of less than one year. A majority of our marketable securities were at least an AA rated, and all securities were at least A rated.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Realized gains and losses are included as a component of other income, net, in our consolidated statements of operations. For the three months ended March 31, 2015 and 2014, realized gains and losses on available-for-sale securities reclassified out of accumulated other comprehensive income, if any, were insignificant.

6. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	March 31,	December 31,
	(Years)	2015	2014
Building and improvements	35	$21,879	$21,879
Land	–	1,100	1,100
Computer equipment	3 – 5	104,594	88,578
Office equipment and other	5 – 6	6,467	5,651
Furniture and fixtures	5 – 7	10,094	8,391
Leasehold improvements	3 – 11	18,854	17,758

Total property and equipment, gross		162,988	143,357
Less: Accumulated depreciation and amortization		(65,264)	(56,448)

Total property and equipment, net		$97,724	$86,909

Depreciation expense related to property and equipment for the three months ended March 31, 2015 and 2014 was $7.0 million and $3.7 million, respectively.

The increase in total property and equipment, net from December 31, 2014 to March 31, 2015 primarily relates to the property and equipment acquired as part of the incadea acquisition, which was recorded at its estimated fair value of $3.5 million. For further information, see Note 12.

7. Software and website development costs, net

Software and website development costs are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	March 31,	December 31,
	(Years)	2015	2014
Software and website development costs	2 - 7	$183,453	$169,813
Less: Accumulated depreciation and amortization		(86,863)	(78,667)

Software and website development costs, net		$96,590	$91,146

Amortization expense related to software and website development costs for the three months ended March 31, 2015 and 2014 were $8.9 million and $6.9 million, respectively.

8. Equity Method Investments

Equity method investments as of March 31, 2015 and December 31, 2014 were $34.5 million and $34.7 million, respectively.

We own a 50% interest in Chrome Data Solutions and record in our consolidated statement of operations 50% of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand and are generally received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of March 31, 2015 is $6.1 million. The amortization of the basis difference to be recorded for the remainder of 2015 is $1.3 million.

The change in our equity method investment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$34,662	$36,628
Share of net income	2,637	2,171
Amortization of basis difference	(437)	(547)
Cash distributions received	(2,500)	(1,700)
Payable to partner	125	100

Ending balance	$34,487	$36,652

There were no returns of investment during the three months ended March 31, 2015 and 2014.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, there are other services performed by both us and Chrome Data Solutions, which results in both the payment and receipt of insignificant amounts, in the normal course of business.

The unaudited summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet

	March 31, 2015	December 31, 2014
Current assets	$14,456	$13,992
Non-current assets	31,377	31,021
Total assets	$45,833	$45,013

Current liabilities	$9,047	$6,970
Non-current liabilities	—	1,450
Total liabilities	$9,047	$8,420

Condensed Results of Operations

	Three Months Ended March 31,
	2015	2014
Revenue	$12,709	$11,577
Gross profit	9,562	7,836
Net income	5,275	4,344

9. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized either ratably over their estimated useful lives or based upon the underlying cash flows. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
							Estimated
	Gross	Accumulated	Net	Gross	Accumulated	Net	Useful Life
	Book Value	Amortization	Book Value	Book Value	Amortization	Book Value	(Years)
Customer relationships	$339,607	$(74,709)	$264,898	$324,860	$(66,681)	$258,179	4 - 16
Technology	305,917	(82,784)	223,133	267,400	(71,419)	195,981	4 - 8
Trade names	91,602	(14,814)	76,788	76,970	(11,995)	64,975	3 - 10
Non-compete agreements	5,740	(2,459)	3,281	5,740	(2,072)	3,668	3 - 6
State DMV relationships	7,790	(4,699)	3,091	7,790	(4,391)	3,399	6 - 8

Total	$750,656	$(179,465)	$571,191	$682,760	$(156,558)	$526,202

The increase in intangible assets from December 31, 2014 to March 31, 2015 primarily relates to the intangibles acquired as part of the incadea acquisition, which were recorded at their estimated fair value of $74.9 million.

Amortization expense related to intangibles for the three months ended March 31, 2015 and 2014 was $23.2 million and $20.7 million, respectively. During the three months ended March 31, 2014, we recorded additional amortization expense of $8.2 million relating to changes in the expected useful lives of certain asset use as we integrate solutions.

Amortization expense that will be incurred for the remaining period of 2015 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2015	$67,961
2016	83,960
2017	78,837
2018	71,645
2019	66,130
Thereafter	202,658

Total	$571,191

10. Goodwill

The change in carrying amount of goodwill by reporting segment for the three months ended March 31, 2015 was as follows (in thousands):

	U.S. & Canada	International	Total
Goodwill, gross, as of December 31, 2014	$1,055,262	$—	$1,055,262
Accumulated impairment losses as of December 31, 2014	—	—	—
Goodwill, net, as of December 31, 2014	$1,055,262	$—	$1,055,262

Goodwill, net, as of December 31, 2014	$1,055,262	$—	$1,055,262
Acquisition of incadea	—	140,858	140,858
Currency translation adjustment	(2,096)	(12,569)	(14,665)
Goodwill, gross, as of March 31, 2015	$1,053,166	$128,289	$1,181,455

Accumulated impairment losses as of March 31, 2015	—	—	—
Goodwill, net, as of March 31, 2015	$1,053,166	$128,289	$1,181,455

11. Long Term Debt

Our long term debt as of March 31, 2015 is comprised of the following (in thousands):

March 31, 2015
Revolving credit facility	$160,000
Term loan B credit facility	539,724
Senior convertible notes	181,132
Notes payable	8,195
Other	290

Net carrying value	$889,341

Credit Agreement - 2014

On February 28, 2014, Dealertrack and one of our subsidiaries, Dealertrack Canada, Inc., entered into a credit agreement (the 2014 Credit Agreement) which provides credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. Up to $25.0 million of the revolving credit facility may be used to obtain letters of credit, up to $25.0 million of the revolving credit facility may be used to obtain swing line loans, and up to $35.0 million of the revolving credit facility may be used to obtain revolving loans and letters of credit in Canadian Dollars.

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

For further information, see Note 12 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revolving Credit Facility

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

The “ABR” is equal to (i) for loans denominated in U.S. Dollars, a fluctuating rate equal to the highest of (a) the prime rate, (b) ½ of the 1% above the federal funds effective rate and (c) one-month LIBOR plus 1.0% and (ii) for loans denominated in Canadian Dollars, equal to the higher of (a) the Canadian prime rate and (b) the one-month CDOR Rate plus 1.0%. The “CDOR Rate” for any interest period is the rate equal to the sum of (a) the annual rate of interest determined with reference to the arithmetic average of certain discount rate quotations, plus (b) 0.10% per annum.

As of March 31, 2015, we had $160.0 million outstanding under our revolving credit facility and we were in compliance with all covenants and financial ratios under the 2014 Credit Agreement. As of March 31, 2015, we had $65.0 million available for borrowing under the revolving credit facility. The borrowing on our revolving credit facility was related to the acquisition of incadea, which closed in January 2015. See Note 12 for further details.

As of March 31, 2015, the total capitalized debt issuance costs remaining to be amortized to interest expense were $4.5 million.

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

As a result of principal payments made in 2014, there are no required principal payments until the quarter ending December 31, 2018.

The interest rate per annum on the term loan B credit facility loans as of March 31, 2015 was 3.25%.

The principal amount, unamortized discount, and net carrying amount of the liability component of the term loan B credit facility as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Principal amount	$548,563	$548,563
Less: Unamortized discount	8,839	9,213

Net carrying value	$539,724	$539,350

As of March 31, 2015, the total capitalized debt issuance costs remaining to be amortized to interest expense were $0.8 million.

Senior Convertible Notes

On March 5, 2012, we issued $200.0 million in aggregate principal amount of 1.50% senior convertible notes in a private placement. In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions with the initial purchasers of the notes or their respective affiliates. The notes are senior unsecured obligations, subordinated in right of payment to existing and future secured senior indebtedness. We do not have the right to redeem the notes before maturity. The notes will mature on March 15, 2017, unless earlier repurchased or converted. For further information, see Note 12 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended March 31, 2015 and December 31, 2014. As a result, the senior convertible notes may not be surrendered for conversion during the calendar quarter following March 31, 2015 and could not be surrendered for conversion during the calendar quarter following December 31, 2014. As there is no potential conversion, the net carrying value of the senior convertible notes was presented as a long-term liability on the consolidated balance sheet as of March 31, 2015 and December 31, 2014.

The net carrying amount of the liability component of the notes as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Principal amount	$200,000	$200,000
Less: Unamortized discount	18,868	21,094

Net carrying value	$181,132	$178,906

As of March 31, 2015, the total capitalized debt issuance costs remaining to be amortized to interest expense were $2.3 million.

As of March 31, 2015, the "if-converted value" of the notes exceeded the principal amount by $6.2 million.

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

For the three months ended March 31, 2015 and 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.4 million shares and 1.4 million shares to our diluted net loss per share calculation for the respective periods. However, due to the net loss for the respective periods, the 0.4 million shares and 1.4 million shares were excluded from the diluted net loss per share calculations as they were antidilutive.

For three months ended March 31, 2015, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted net loss per share for the period. For the three months ended March 31, 2014, the average share price of our common stock exceeded the warrant strike price of $46.18, which resulted in additional dilution of 0.4 million shares to our diluted net loss per share calculation for the period. However, due to the net loss for the period, the 0.4 million shares were excluded from the diluted net loss per share calculation as they were antidilutive.

Notes Payable

In conjunction with the acquisition of Dealer.com, we acquired three notes payable for which the aggregate outstanding amount is $8.7 million as of March 31, 2015, of which $8.2 million is classified as long term as of March 31, 2015. The notes have varying maturities through 2028. For further information, see Note 12 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Expense

The total interest expense, including amortization of debt issuance costs and commitment fees, associated with our senior convertible notes, term loan B credit facility, and revolving credit facility for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Convertible notes - coupon interest	$750	$750
Convertible notes - amortization of debt discount	2,226	2,082
Convertible notes - amortization of debt issuance costs	275	258

Term loan B credit facility - cash interest	$4,482	$1,789
Term loan B credit facility - amortization of debt issuance costs and debt discount	405	134

Revolving credit facility - cash interest	$866	$—
Revolving credit facility - commitment fees	57	136
Revolving credit facility - amortization of debt issuance costs	285	696

Other	$282	$65

Total interest expense	$9,628	$5,910

12. Business Combinations

incadea Acquisition

On January 9, 2015, we acquired more than 99% of the voting equity of incadea. Total consideration was £120.3 million ($181.5 million). We subsequently made the final disbursements related to the acquisition of the outstanding voting equity which resulted in us acquiring 100% of the voting equity of incadea.

Incadea is a leading provider of DMS software and services to the global automotive retail market. The acquisition expands our addressable market of software solutions to grow our existing global customer base.

This business combination was accounted for under the acquisition method of accounting, resulting in the total preliminary purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$38,925
Property and equipment	3,487
Non-current assets	5,947
Intangible assets	74,894
Goodwill	140,858

Total assets acquired	264,111

Liabilities assumed - current	(42,446)
Liabilities assumed - non-current	(40,167)

Net assets acquired	$181,498

While the purchase proceeds were paid in Great British Pounds (GBP), a significant portion of the acquired assets and liabilities are denominated in Euros. Amounts reflected above are the USD equivalent of the purchase price allocation as of the acquisition date. The acquired current assets include $6.9 million of acquired cash. The GBP funds held in escrow to fund the acquisition resulted in foreign currency translation losses of $1.9 million that were recorded in 2014, and foreign currency translation losses of $4.8 million that were recorded during the three months ended March 31, 2015.

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. In accordance with the provisions of FASB ASC 350, goodwill is not amortized but will be tested for impairment at least annually. The allocated value of goodwill primarily relates to the acquired workforce, future additional customers and future technology development. The acquired goodwill and intangible assets are not deductible for tax purposes.

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives, which were determined based on the period during which the assets are expected to contribute directly or indirectly to our future cash flows, consisted of the following:

		Weighted-Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$16,538	15.0
Technology	42,290	8.0
Trade names	16,066	8.0

Total acquired identifiable intangible assets	$74,894

Acquired liabilities include a pre-existing contingent consideration arrangement based upon certain net results (net income). The fair value of the contingent consideration at the time of acquisition was €1.3 million ($1.5 million). The contingent consideration is revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. There was no change in the fair value of the contingent consideration subsequent to the date of the acquisition of incadea through March 31, 2015.

The results of incadea were included in our consolidated statement of operations from January 9, 2015, the date of acquisition. Incadea revenue and loss from operations were $12.5 million and $6.4 million, respectively, from the date of acquisition through March 31, 2015.

We expensed approximately $3.0 million of professional fees associated with the acquisition for the three months ended March 31, 2015.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the 2015 acquisition of incadea had been completed as of January 1, 2014, and the 2014 acquisitions of Dealer.com and ASR Pro had been completed as of January 1, 2013. The unaudited pro forma financial results for 2015 reflect the results for the three months ended March 31, 2015, as well as the effects of the pro forma adjustments for the stated transactions that occurred in 2015. The unaudited pro forma financial results for 2014 reflect the results for the three months ended March 31, 2014, as well as the effects of the pro forma adjustments for the stated transactions that occurred in both 2015 and 2014.

The unaudited pro forma financial information includes the accounting effects of the business combinations, including adjustments to the amortization of intangible assets, professional fees associated with the transactions, interest related to our term loan B credit facility and acquired debt from the incadea acquisition, foreign exchange losses resulting from the funding of the incadea acquisition, and shares issued as part of acquisitions. The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of our future consolidated results.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Net revenue	$252,754	$214,911
Net (loss)	(15,621)	(27,868)
Basic net (loss) per share	(0.29)	(0.53)
Diluted net (loss) per share	(0.29)	(0.53)

13. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Professional fees	$8,727	$7,143
Interest payable	4,867	6,069
Digital marketing - advertising and direct service costs	3,758	6,021
Acquired contingent consideration	—	5,250
Acquisition related compensation	805	2,615
Customer deposits	3,185	2,903
Sales taxes	2,618	2,453
Revenue share	1,930	1,212
Computer and office equipment, furniture and fixtures	636	1,174
Income taxes payable	6,204	458
State DMV transaction fees	815	756
Other	14,178	7,540

Total accrued liabilities – other	$47,723	$43,594

14. Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, assuming dilution, during the period. The diluted earnings per share calculation assumes (i) all stock options which are in the money are exercised at the beginning of the period, (ii) if applicable, unvested awards that are considered to be contingently issuable shares because they contain either a performance or market condition will be included in diluted earnings per share if dilutive and if their conditions (a) have been satisfied at the reporting date or (b) would have been satisfied if the reporting date was the end of the contingency period, (iii) if applicable, potential common shares which may be issued to satisfy the conversion spread value of our senior convertible notes, and (iv) if applicable, potential common shares which may be issued to satisfy the warrants issued in conjunction with our senior convertible notes. In periods with net losses, there is no dilution in the earnings per share calculation.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Numerator:
Net loss	$(22,728)	$(11,642)

Denominator:
Weighted average common stock outstanding (basic)	54,441	47,351
Common equivalent shares from stock based awards	—	—
Potential common shares related to convertible senior notes	—	—
Potential common shares related to warrants	—	—

Weighted average common stock outstanding (diluted)	54,441	47,351

Basic net loss per share	$(0.42)	$(0.25)
Diluted net loss per share	$(0.42)	$(0.25)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net loss per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014

Stock options	2,764	3,379
Restricted stock units	939	948
Performance stock units	172	307
Senior convertible notes	433	1,366
Warrants related to senior convertible notes	—	426

Total antidilutive awards	4,308	6,426

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

For the three months ended March 31, 2015 and 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.4 million shares and 1.4 million shares to our diluted net loss per share calculation for the respective periods. However, due to the net loss for the respective periods, the 0.4 million shares and 1.4 million shares were excluded from the diluted net loss per share calculations as they were antidilutive.

For three months ended March 31, 2015, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted net loss per share for the period. For the three months ended March 31, 2014, the average share price of our common stock exceeded the warrant strike price of $46.18, which resulted in additional dilution of 0.4 million shares to our diluted net loss per share calculation for the period. However, due to the net loss for the period, the 0.4 million shares were excluded from the diluted net loss per share calculation as they were antidilutive.

15. Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as an expense over the requisite service period, net of an estimated forfeiture rate. We currently have three types of stock-based compensation awards: stock options, restricted stock units and performance stock units. In addition, stock-based compensation expense includes expense related to the discount on shares purchased under our employee stock purchase plan (ESPP). For further information, see Notes 2 and 14 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following summarizes stock-based compensation expense by expense category for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$327	$276
Research and development	923	752
Selling, general and administrative	4,065	3,095

Total stock-based compensation expense	$5,315	$4,123

16. Income Taxes

We file a consolidated U.S. Federal income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file tax returns in non-domestic jurisdictions within North America, Latin America, Europe, Asia and the South Pacific.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of March 31, 2015 and December 31, 2014, was $2.7 million and $1.2 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of March 31, 2015 and December 31, 2014, accrued interest and penalties related to tax positions taken on our tax returns were approximately $0.5 million and $0.2 million, respectively.

The effective tax rate for the three months ended March 31, 2015 and 2014 was 27.9% and 28.5%, respectively. The decrease in the effective tax rate is due to the change in the mix of earnings between jurisdictions from the acquisition of incadea and discrete tax adjustments related to the acquisition of incadea and state apportionment rate changes.

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

Retail Sales Tax

On an ongoing basis, various tax jurisdictions conduct reviews or audits regarding the sales taxability of our products. Historically, we have been able to respond to their inquiries without significant additional sales tax liability imposed. However, in the event we are unsuccessful in responding to future inquiries, additional tax liabilities may be incurred. If we are obligated to charge sales tax for certain products, we believe our contractual arrangements with our customers obligate them to pay all sales taxes that are levied or imposed by any taxing authority. We currently have $0.9 million of pending assessments in one state. In June 2013, an administrative hearing was held on this matter and a decision upholding the original assessment was issued in August 2013. This decision is not considered a final ruling. In September 2013, we filed a complaint with the state tax court requesting that the decision be vacated.

As of March 31, 2015, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.8 million (including interest) may exist for periods after the assessment period based upon a calculation consistent with the pending assessment. We are unable to estimate an amount for penalties due, if any.

Employment Agreements

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $11.7 million as of March 31, 2015, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $3.3 million as of March 31, 2015.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of business, none of which are expected to have a material adverse effect on our financial position, results of operations or cash flows. There are no litigation matters exclusive of those arising in connection with the ordinary course of our business.

18. Interim Financial Data by Segment

Subsequent to the acquisition of incadea, we report our operations in two reportable segments: U.S. & Canada and International. Our reportable segments are consistent with our operating segments. For our U.S. & Canada segment, refer to Note 1 and 2 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the basis of presentation and business description. Our International segment is the result of our acquisition of incadea on January 9, 2015. This segment consists of international services revenue earned from international solutions including dealer management, business intelligence and customer and vehicle relationship management systems, which are used by dealerships affiliated with multinational car manufacturers (OEMs). Our international solutions are based on a single global platform with significant auto industry and OEM specializations built on top of proven Microsoft technology.

The segment information provided is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our revenue by segment for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	$ Amount	% of Total Revenue	$ Amount	% of Total Revenue
U.S. & Canada	$240,230	95%	$158,808	100%
International	12,524	5%	—	0%

Total net revenue	$252,754	100%	$158,808	100%

No country outside of the United States exceeded 5% of total revenue for the three months ended March 31, 2015. Revenue from Canada was 6% of total revenue for the three months ended March 31, 2014.

Supplemental disclosure of revenue by service type for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Subscription services revenue	$100,283	$61,969
Transaction services revenue	84,497	77,735
Advertising and other revenue	55,450	19,104

Total U.S. & Canada revenue	$240,230	$158,808

International services revenue	12,524	—

Total net revenue	$252,754	$158,808

The reconciliation of segment loss from operations to our consolidated loss before the benefit from income taxes for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
U.S. & Canada (1)	$(12,086)	$(22,633)
International	(6,353)	—

Loss from operations	$(18,439)	$(22,633)

Unallocated amounts
Interest income	$71	$100
Interest expense	(9,628)	(5,910)
Other income, net	(5,712)	709
Gain on sale of investment	—	9,828
Earnings from equity method investment, net	2,200	1,625

Loss before benefit from income taxes, net	$(31,508)	$(16,281)

(1)	Includes $2.5 million of costs incurred in conjunction with international segment integration activities.

Total assets by segment as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31,	December 31,
	2015	2014
U.S. & Canada	$2,089,520	$2,361,075
International	245,135	—

Total assets	$2,334,655	$2,361,075

Long-lived assets held in Canada and countries included in our international segment were $233.7 million and $32.3 million as of March 31, 2015 and December 31, 2014, respectively, representing 10% and 1% of total assets, respectively. There were no long-lived assets in any country outside of the United States that exceeded 10% of total assets as of March 31, 2015 or December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements that do not relate to historical or current facts or matters are forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements include:

•	increased competitive pressure from other industry participants, including AutoTrader, CDK Global (formerly ADP), CUDL, Dominion Dealer Solutions, Open Dealer Exchange, Reynolds and Reynolds, RouteOne, and Solera Holdings;

•	economic trends that affect the automotive retail industry or the indirect automotive financing industry including the number of new and used cars sold;

•	credit availability;

•	reductions in automotive dealerships;

•	the impact of some vendors of software products for automotive dealers making it more difficult for Dealertrack’s customers to use Dealertrack’s solutions and services;

•	security breaches, interruptions, failures and/or other errors involving Dealertrack’s systems or networks;

•	the failure or inability to execute any element of Dealertrack’s business strategy, including selling additional products and services to existing and new customers;

•	Dealertrack’s success in implementing an ERP and CRM system;

•	the volatility of Dealertrack’s stock price;

•	new regulations or changes to existing regulations;

•	Dealertrack’s success in expanding its customer base and product and service offerings, the impact of recent economic trends, and difficulties and increased costs associated with raising additional capital;

•	the impairment of intangible assets, such as trademarks and goodwill;

•	the possibility that the expected benefits of our acquisitions, including incadea, may not materialize as expected;

•	failure to successfully integrate the business, infrastructure and employees of acquisitions, including incadea;

•	and other risks listed in Dealertrack’s reports filed with the SEC, including in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.

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

Overview

Dealertrack Technologies’ web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set, including:

•	Digital Marketing solutions, which provide websites, digital advertising, and other digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide franchised and independent dealers with a powerful dealer management systems (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which provide vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

Executive Summary

Selected highlights of our consolidated operations for the three months ended March 31, 2015 as compared to the same period in 2014 are as follows:

•	Revenue for the three months ended March 31, 2015 was $252.8 million, an increase of $93.9 million from the three months ended March 31, 2014.

•	Net loss for the three months ended March 31, 2015 was $(22.7) million as compared to net loss of $(11.6) million for the three months ended March 31, 2014.

•	On January 9, 2015, we completed the acquisition of more than 99% of the voting equity of incadea, a leading provider of DMS software and services to the global automotive retail market. We subsequently made the final disbursements related to the acquisition and acquired the remaining 1% of the outstanding voting equity which resulted in us acquiring all of the total voting equity in incadea. See Note 12 to the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Non-GAAP Financial Measures and Other Business Statistics

We monitor our business performance using a number of measures that are not found in our consolidated financial statements. These measures include active dealers and lenders, active lender to dealership relationships, subscribing dealers, average monthly subscription revenue per subscribing dealership, the number of transactions processed, average transaction price, transaction revenue per car sold, active dealerships on an advertising platform, the average monthly advertising spend per dealer rooftop, and international users on a DMS platform. We believe that improvements in these metrics will result in improvements in our financial performance over time.

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net loss, adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended March 31,
	2015	2014
Net loss (GAAP)	$(22,728)	$(11,642)

Financial Measures and Other Business Statistics (Non-GAAP):
Adjusted EBITDA (non-GAAP) (1)	$39,815	$30,514
Adjusted net income (non-GAAP) (1)	$10,318	$11,487

Capital expenditures, software and website development costs	$28,849	$22,559

Subscribing dealers in U.S. and Canada as of end of the period (2)	24,723	23,624
Average monthly subscription revenue per subscribing dealership (3)	$1,290	$956

Active dealers in our U.S. network as of end of the period (4)	20,661	20,719
Active lenders in our U.S. network as of end of the period (5)	1,557	1,443
Active lender to dealer relationships as of end of the period (6)	211,145	202,984

Transactions processed (7)	30,552	28,560
Average transaction price (8)	$2.80	$2.76
Transaction revenue per car sold (9)	$11.68	$11.20

Active dealerships on advertising platform as of end of the period (10)	7,157	7,053
Average monthly advertising spend per dealer rooftop (11)	$2,251	$1,708

(1)	Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) excluding interest, taxes, depreciation and amortization expenses, stock-based compensation, contra-revenue and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, professional service fees, and certain foreign exchange losses), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, rebranding expenses and certain other items that we do not believe are indicative of our ongoing operating results.

Adjusted net income is a non-GAAP financial measure that represents GAAP net income (loss) excluding stock-based compensation expense, the amortization of acquired identifiable intangibles, contra-revenue, and certain items, as applicable, such as: impairment charges, restructuring charges, impact of acquisition-related activity (including contingent consideration changes, compensation expense, basis difference amortization, professional service fees, and certain foreign exchange losses), realized gains on sales of previously impaired securities, gains or losses on sales or disposals of subsidiaries and other assets, adjustments to deferred tax asset valuation allowances, non-cash interest expense, rebranding expenses and certain other items that we do not believe are indicative of our ongoing operating results. These adjustments to net income (loss), which are shown before taxes, are adjusted for their tax impact at their applicable statutory rates.

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

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA and adjusted net income only as supplements to our GAAP results. Adjusted EBITDA and adjusted net income are measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted net income are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity.

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net loss, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss (GAAP)	$(22,728)	$(11,642)
Interest income	(71)	(100)
Interest expense – cash	6,437	2,740
Interest expense – non-cash (12)	3,191	3,170
Benefit from income taxes, net	(8,780)	(4,639)
Depreciation of property and equipment and amortization of capitalized software and website costs	15,896	10,595
Amortization of acquired identifiable intangibles	23,201	20,696

EBITDA (non-GAAP)	17,146	20,820
Adjustments:
Stock-based compensation	5,315	4,123
Contra-revenue (13)	1,486	1,157
Integration and other related costs (14)	5,713	5,792
Acquisition-related and other professional fees (14)	9,470	6,974
Acquisition-related contingent consideration changes and compensation expense, net (15)	248	929
Gain on sale of investment	—	(9,828)
Amortization of equity method investment basis difference (16)	437	547

Adjusted EBITDA (non-GAAP)	$39,815	$30,514

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net loss, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss (GAAP)	$(22,728)	$(11,642)
Adjustments:
Interest expense – non-cash (not tax-impacted) (12)	3,191	3,170
Amortization of acquired identifiable intangibles	23,201	20,696
Stock-based compensation	5,315	4,123
Contra-revenue (13)	1,486	1,157
Integration and other related costs (14)	5,713	6,481
Acquisition-related and other professional fees (14)	9,545	6,974
Acquisition-related contingent consideration changes and compensation expense, net (15)	248	929
Amortization of equity method investment basis difference (16)	437	547
Gain on sale of investment	—	(9,828)
Tax impact of adjustments (17)	(16,090)	(11,120)

Adjusted net income (non-GAAP)	$10,318	$11,487

(2)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as these customers include brokers and carriers in addition to dealers.

(3)	Represents dealer-based subscription services revenue, including subscription revenue from partners who include our solutions in their dealer offerings, divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(4)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(5)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(6)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(7)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks at the end of a given period.

(8)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(9)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue.

(10)	We consider a dealership to be active on our advertising platforms as of a date if they incurred advertising spend in that month. The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 250 dealerships that were part of a short term campaign at March 31, 2015.

(11)	Represents advertising services revenue divided by average active dealerships on our advertising platforms for a given period.

(12)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes, term loan B credit facility, and revolving credit facility.

(13)	For further information, please refer to Note 18 and Note 19 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(14)	The adjustment for adjusted net income exceeds the adjustment for adjusted EBITDA as a result of accelerated amortization charges relating to internally developed software, which are included in the depreciation adjustment within the adjusted EBITDA reconciliation, as well as integration items and acquisition items with an interest component, which are included in the interest adjustment within the adjusted EBITDA reconciliation. The adjustment for adjusted EBITDA and adjusted net income includes foreign exchange losses resulting from the funding of the incadea acquisition.

(15)	Represents the change in the acquisition-related contingent consideration from acquisitions and other additional acquisition-related compensation charges.

(16)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(17)	The tax impact of adjustments for the three months ended March 31, 2015 are based on a blended tax rate of 37.7% applied to taxable adjustments. Additionally, the tax impact of adjustments for the three months ended March 31, 2015 includes $1.2 million of discrete deferred tax adjustments related to the acquisition of incadea and state apportionment rate changes. The blended tax rates are based upon the statutory tax rates of 38.6%, 26.5%, 25.0% and 33.0% applied to the adjustments for the respective countries.

The tax impact of adjustments for the three months ended March 31, 2014 are based on a blended tax rate of 38.8% applied to taxable adjustments. Additionally, the tax impact of the adjustments for the three months ended March 31, 2014 includes a $0.9 million change in discrete deferred taxes related to the acquisition of Dealer.com and the sale of TrueCar. The blended tax rates are based upon the statutory rates of 38.7% and 26.5%, applied to the adjustments for U.S. and Canada, respectively.

Revenue

U.S. & Canada Segment

Subscription Services Revenue. Subscription services revenue consists of revenue earned primarily from our dealers and other customers (typically on a monthly basis) for use of our subscription products and services. Our subscription services enable dealer customers to manage their dealership data and operations, compare various financing and leasing options and programs, manage the allocation of advertising spend, sell insurance and other aftermarket products, analyze, merchandise, and transport their inventory and execute financing contracts electronically.

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

International Segment

International Services Revenue. International services revenue consists of revenue earned from international solutions including dealer management, business intelligence and customer and vehicle relationship management systems, which are used by dealerships affiliated with multinational car manufacturers (OEMs). Our international solutions acquired through the acquisition of incadea are based on a single global platform with significant auto industry and OEM specializations built on top of proven Microsoft technology.

Operating Expenses

Cost of Revenue. Cost of revenue primarily consists of direct expenses related to running our network infrastructure (including Internet connectivity, hosting expenses, and data storage), expenses incurred in implementing and maintaining website service operations, third-party advertising costs associated with certain of our search and media product offerings, data and image licensing fees, license fees for technology used in our international offerings, the cost of third party tools and services integrated into our various product platforms, temporary labor expenses relating to our digital contract, collateral management, and registration and titling solutions, and amounts paid to third parties pursuant to contracts under which (i) a portion of certain revenue is owed to those third parties (revenue share) or (ii) fees are due on the number of transactions processed. Cost of revenue also includes compensation and related benefits, technology consulting fees and other operating expenses for certain network and technology departments, DMS installation/training teams, CRM and digital marketing implementation teams, strategic inventory consulting and digital marketing professional service and dealer support teams and the production teams of our digital contract, registration and titling and collateral management solutions are also included. In addition, cost of revenue includes amortization expense on acquired intangible assets and capitalized software and website development costs, hardware and travel costs associated with our DMS product offering and installation/training personnel.

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

Acquisitions

On January 9, 2015, we completed the acquisition of more than 99% of the voting equity of incadea for a total consideration of £120.3 million ($181.5 million). We subsequently made the final disbursements related to the acquisition and acquired the remaining 1% of the outstanding voting equity which resulted in us acquiring all of the total voting equity in incadea. Incadea is a leading provider of DMS software and services to the global automotive retail market. The acquisition expands our addressable market of software solutions to grow the existing global customer base.

For further information on this acquisition, see Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Fair Value Measurements

We have segregated all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, LLC (ASR Pro), a portion of the purchase price included contingent consideration of up to $3.0 million that will be payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $0.1 million for the three months ended March 31, 2015 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $2.1 million as of December 31, 2014.

In connection with our January 2015 acquisition of incadea, we acquired a pre-existing contingent consideration liability of up to €4.4 million, of which portions are payable in 2015, 2016, and 2017 based upon certain net results (net income). The fair value of the contingent consideration is determined based upon probability-weighted forecasts of net results for the underlying periods. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. The fair value at the time of acquisition was €1.3 million ($1.5 million). There was no change in the fair value of the contingent consideration subsequent to the date of the acquisition of incadea through March 31, 2015. As of March 31, 2015, the fair value was €1.3 million ($1.4 million).

For further information on fair value measurements, see Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates if unforeseen events occur or should the assumptions used in the estimation process differ from actual results. We believe there have been no material changes to the critical accounting policies discussed in the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below.

Revenue Recognition

International Segment

In a majority of the arrangements in the international segment, perpetual software licenses are sold in multiple-element arrangements that also include development, implementation, training and other professional services, as well as support and maintenance services. Professional services are deemed to be essential to the functionality of the software, therefore an arrangement is accounted for using contract accounting until the essential services are complete.

For multiple-element arrangements in which vendor-specific objective evidence (VSOE) for post-contract services (PCS) has not been established, and it is reasonably assured that no loss will be incurred under the arrangement, revenue is recognized pursuant to the zero gross margin method. Under this method, revenue recognition is limited to the costs incurred, and no margin is recognized for any element until the only remaining elements are PCS (generally support and maintenance services).  Any deferred margin is then recognized over the remaining contractual period.

For multiple-element arrangements in which VSOE for PCS has been established, and it is reasonably assured that no loss will be incurred under the arrangement, licenses and professional services are considered a single element and are accounted for using contract accounting, with revenue and margin being recognized as costs are incurred. PCS services are recognized ratably over the contractual period. The company expects that VSOE will be available for an increasing portion of our multi-element arrangements during 2015.

Renewals of support and maintenance are recognized ratably over the period that is contractually agreed upon, without deferrals.

A limited number of our software license arrangements include customer-specific acceptance provisions. These provisions are generally presumed to be substantive and the company does not recognize revenue until the earlier of the receipt of a written customer acceptance or objective demonstration that the delivered product meets the customer-specific acceptance criteria.

For software license arrangements in which the company utilizes a third-party distributor or value-added reseller (VAR), the company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributors’ or sales agents’ ability to honor payment or distribution commitments.  We currently do not have arrangements in which the business practices and operating history would require recognition on a sell-through basis.

Concentration of Credit Risk

Our assets that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities and receivables from customers. We place our cash, cash equivalents, and marketable securities with financial institutions. We regularly evaluate the creditworthiness of the issuers in which we invest. Our trade receivables are spread over many customers. We maintain an allowance for uncollectible accounts receivable based on expected collectability and perform ongoing credit evaluations of customers’ financial condition.

Our revenue is generated from customers in the automotive retail industry. As of March 31, 2015 and December 31, 2014, one customer accounted for 11% of our accounts receivable, respectively. For the three months ended March 31, 2015 and 2014, no customer accounted for more than 10% of our revenue.

Related Party Transactions

We own a 50% interest in Chrome Data Solutions. We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, we both provide services to and receive services from Chrome Data Solutions in the normal course of business, which results in the payment and receipt of insignificant amounts.

Results of Operations

The following is a discussion of the results of our consolidated operations for the three months ended March 31, 2015 and 2014. For a discussion of our operations by segment, see “Analysis of Reportable Segments.”

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended March 31,
	2015		2014
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$252,754	100%	$158,808	100%

Operating expenses:
Cost of revenue	143,468	57%	89,907	57%
Research and development	33,260	13%	24,048	15%
Selling, general and administrative	94,465	37%	67,486	42%

Total operating expenses	271,193	107%	181,441	114%

Loss from operations	(18,439)	(7)%	(22,633)	(14)%
Interest income	71	0%	100	0%
Interest expense	(9,628)	(4)%	(5,910)	(3)%
Other (expense) income, net	(5,712)	(2)%	709	0%
Gain on sale of investment	—	—%	9,828	6%
Earnings from equity method investment, net	2,200	1%	1,625	1%
Loss before benefit from income taxes, net	(31,508)	(12)%	(16,281)	(10)%
Benefit from income taxes, net	8,780	3%	4,639	3%

Net loss	$(22,728)	(9)%	$(11,642)	(7)%

Consolidated Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues. Revenues for the three months ended March 31, 2015 were $252.8 million, an increase of $93.9 million, or 59%, as compared to $158.8 million for the same period in 2014. The increase was primarily due to the acquisitions of Dealer.com on March 1, 2014 and incadea on January 9, 2015, which added revenue of $62.2 million (prior to comparability on March 1, 2015) and $12.5 million to the three months ended March 31, 2015, respectively. Revenue also increased from additional subscription revenue, transaction revenue, and advertising and other revenue. Subscription revenue increased from additional revenue from Dealer.com and ASR Pro, organic growth, increases in the number of subscribing dealers, and increased average monthly subscription revenue per subscribing dealer. Transaction revenue increased as a result of an increase in the total number of transactions processed and an increase in the average transaction price. Advertising and other revenue increased primarily from the additional two months revenue from Dealer.com. See “Analysis of Reportable Segments” below for further detail.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2015 was $143.5 million, an increase of $53.6 million, or 60%, as compared to the same period in 2014. The increase in cost of revenues was primarily due to additional compensation and related benefit costs resulting from additional team members, including those from acquisitions. The increase in cost of revenue was also due to increased direct costs of revenue from the Dealer.com, ASR Pro, and incadea acquisitions, and additional depreciation expense and amortization expense of intangibles and software development costs primarily from the addition two months of expense from Dealer.com and the acquisition of incadea.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 was $33.3 million, an increase of $9.2 million, or 38%, as compared to the same period in 2014. The increase in research and development expenses was primarily due to additional compensation and related benefit costs resulting from additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 was $94.5 million, an increase of $27.0 million, or 40% as compared to the same period in 2014. The increase in selling, general and administrative expenses was primarily due to additional compensation and related benefit costs resulting from additional team members, including those from acquisitions. There were also increases in professional fees, marketing expenses, and technology consulting and related expenses associated with our internal and support systems.

Interest Expense. Interest expense for the three months ended March 31, 2015 increased by $3.7 million, or 63%, as compared to the same period in 2014. The following table sets forth the interest expense components for the period:

	Three Months Ended March 31,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Convertible notes - coupon interest	$750	$750	$—	—%
Convertible notes - amortization of debt discount	2,226	2,082	144	7%
Convertible notes - amortization of debt issuance costs	275	258	17	7%

Term loan B credit facility - cash interest	$4,482	$1,789	$2,693	151%
Term loan B credit facility - amortization of debt issuance costs and debt discount	405	134	271	202%

Revolving credit facility - cash interest	$866	$—	$866	100%
Revolving credit facility - commitment fees	57	136	(79)	(58)%
Revolving credit facility - amortization of debt issuance costs	285	696	(411)	(59)%

Other	$282	$65	$217	334%

Total	$9,628	$5,910	$3,718	63%

Other (Expense) Income, net. For the three months ended March 31, 2015, we had other expense, net of $5.7 million, compared to $0.7 million of other income, net for the same period in 2014. The expense was primarily the result of $6.1 million in foreign exchange losses resulting from the financing of the incadea acquisition.

Gain on Sale of Assets. During the three months ended March 31, 2014, we recorded a gain of $9.8 million on the sale of our shares of TrueCar, Inc.

Earnings from Equity Method Investment, Net. Net earnings from our equity method investment for the three months ended March 31, 2015 increased by $0.6 million, or 35%, as compared to the same period in 2014.

The net earnings from the Chrome Data Solutions joint venture for the three months ended March 31, 2015 consisted of our 50% share of the joint venture net income of $2.6 million, which was reduced by approximately $0.4 million of basis difference amortization. The net earnings from the Chrome Data Solutions joint venture for the three months ended March 31, 2014 consisted of our 50% share of the joint venture net income of $2.2 million, which was reduced by approximately $0.5 million of basis difference amortization.

Benefit from Income Taxes. The effective tax rate for the three months ended March 31, 2015 and 2014 was 27.9% and 28.5%, respectively. The decrease in the effective tax rate is due to the change in the mix of earnings between jurisdictions from the acquisition of incadea and discrete tax adjustments related to the acquisition of incadea and state apportionment rate changes.

Analysis of Reportable Segments

The following is a discussion of the results of our operations by reportable segment for the three months ended March 31, 2015 and 2014.

Segment Revenues

Revenues by segment for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,				Variance
	2015	% of Total Revenue	2014	% of Total Revenue	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada	$240,230	95%	$158,808	100%	$81,422	51%
International	12,524	5%	—	—%	12,524	100%

Net revenue	$252,754	100%	$158,808	100%	$93,946	59%

Segment Loss from Operations

Loss from operations by segment for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada	$(12,086)	(5)%	$(22,633)	(14)%	$10,547	47%
International	(6,353)	(51)%	—	—%	(6,353)	100%

Total loss from operations	$(18,439)	(7)%	$(22,633)	(14)%	$4,194	19%

U.S. & Canada Segment

Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Subscription services revenue	$100,283	$61,969	$38,314	62%
Transaction services revenue	84,497	77,735	6,762	9%
Advertising and other revenue	55,450	19,104	36,346	190%

Total U.S. & Canada net revenue	$240,230	$158,808	$81,422	51%

Subscription Services Revenue.  The increase in subscription services revenue was primarily a result of additional subscription services revenue from the acquisitions of Dealer.com and ASR Pro in 2014, as well as from organic growth. The increase in subscription services revenue was a result of the following changes in our key business metrics:

	Three Months Ended March 31,		Variance
	2015	2014	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,290	$956	$334	35%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,723	23,624	1,099	5%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 35% and 5%, respectively. Dealer.com (prior to comparability on March 1, 2015) and ASR Pro contributed $30.9 million to subscription services revenue for the three months ended March 31, 2015. As we integrate our offerings, revenue from certain previous customers, including the historic Interactive solution, are reflected within the revenue of Dealer.com, which impacts comparison to historical amounts. In addition, we had continued success in selling DMS, Inventory and F&I solutions, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to increased market share, increased automobile sales, increased application activity, and improving credit availability. These factors had a positive impact on the following changes in our key business metrics:

	Three Months Ended March 31,		Variance
	2015	2014	Amount	Percent
Average transaction price (1)	$2.80	$2.76	$0.04	1%
Transaction revenue per car sold	$11.68	$11.20	$0.48	4%
Active lenders in our U.S. network as of end of the period	1,557	1,443	114	8%
Active lender to dealer relationships as of end of the period	211,145	202,984	8,161	4%
Transactions processed (in thousands, except percentages)	30,552	28,560	1,992	7%

    (1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our total number of transactions processed and average transaction price increased 7% and 1%, respectively, which resulted in an increase in revenue of $5.5 and $1.3 million, respectively. Contributing factors to the increase the total number of transactions processed and the average transaction price included increases of 8% in active lender customers in our U.S. Dealertrack network and a 4% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

Additional volumes in Registration & Titling solutions and Collateral Management solutions, which are at a higher average price than our other transactions, also contributed to the increase in average transaction price and the total number of transactions processed. The increase in our number of active lender to dealer relationships was attributable to more active lenders on our U.S. network and an increase in the average number of lenders that dealers use. In addition, expanded use across our range of transaction products increased our transaction revenue per car sold.

Advertising and Other Revenue.  The increase in advertising and other revenue is primarily due to the two additional months of advertising revenue (prior to comparability on March 1, 2015) from Dealer.com and its advertising products related to paid search and display advertising. These factors had a positive impact on the following changes in our key business metrics:

	Three Months Ended March 31,		Variance
	2015	2014	Amount	Percent
Active dealerships on advertising platform as of end of the period (1)	7,157	7,053	104	1%
Average monthly advertising spend per dealer rooftop	$2,251	$1,708	$543	32%

(1)	The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 250 dealerships that were part of a short term campaign as of March 31, 2015. There were no dealerships which were part of a short term campaign as of March 31, 2014.

Advertising and other revenue increased $36.3 million primarily due to the Dealer.com acquisition in March 2014, which contributed $32.5 million to the total increase, prior to comparability on March 1, 2015.

Operating Expenses

	Three Months Ended March 31,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$133,041	$89,907	$43,134	48%
Research and development	30,597	24,048	6,549	27%
Selling, general and administrative	88,678	67,486	21,192	31%

Total operating expenses	$252,316	$181,441	$70,875	39%

Cost of Revenue. The increase was attributable to an addition of $31.6 million in direct costs of revenue due to acquisitions. Compensation and related benefit costs increased $6.0 million, primarily due to additional team members, including those from acquisitions.

Other increases included $3.0 million of depreciation expense and amortization of software development costs and intangible assets. The increase in depreciation and amortization expense was primarily a result of the additional two months of expense from Dealer.com prior to comparability on March 1, 2015. Amortization expense during the three months ended March 31, 2014 included an $8.9 million charge relating to changes in expected asset use.

Research and Development Expenses. The increase was primarily the result of an increase of $6.2 million in compensation and related benefit costs primarily due to additional team members, including those from acquisitions.

Selling, General and Administrative Expenses. The increase was primarily the result of $13.9 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions.

There were also increases of $2.6 million in marketing expenses, $2.2 million in professional fees (including acquisition and integration costs), $1.6 million in additional technology consulting and related expenses associated with our internal and support systems, and $1.3 million of depreciation expense. There was a decrease of $3.6 million in transaction related costs, primarily due to the Dealer.com acquisition that occurred during the three months ended March 31, 2014.

Loss from Operations

	Three Months Ended March 31,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada loss from operations	$(12,086)	(5)%	$(22,633)	(14)%	$10,547	47%

During the three months ended March 31, 2015, revenue from the U.S. & Canada segment was $240.2 million, a 51% increase from the same period in 2014, primarily as a result of increased subscription revenue and advertising revenue due to two additional months of revenue from Dealer.com. During the three months ended March 31, 2015, operating expenses from the U.S. & Canada segment were $252.3 million, a 39% increase from the same period in 2014, primarily due to additional compensation related expenses from additional team members. This resulted in a lower negative operating margin for the three months ended March 31, 2015 as compared to the same period in 2014.

Depreciation and amortization of software and intangible assets expense for the U.S. and Canada segment during the three months ended March 31, 2015 and 2014 were $36.3 million and $31.3 million, respectively.

International Segment

Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,		Variance
	2015	2014	Amount	Percent
International service revenue	$12,524	$—	$12,524	100%

International service revenue for the three months ended March 31, 2015 was $12.5 million due to our acquisition of incadea in January 2015.

Operating Expenses

	Three Months Ended March 31,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$10,427	$—	$10,427	100%
Research and development	2,663	—	2,663	100%
Selling, general and administrative	5,787	—	5,787	100%

Total operating expenses	$18,877	$—	$18,877	100%

Operating Expenses. Operating expenses for our international segment for the three months ended March 31, 2015 was $18.9 million due to our acquisition of incadea in January 2015. Operating expenses are primarily comprised of $9.3 million in compensation and related benefit costs, $2.8 million in depreciation expense and the amortization of software development costs and intangible assets, $2.0 million in direct costs of revenue, and $1.8 million in technology related expenses.

Loss from Operations

	Three Months Ended March 31,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
International loss from operations	$(6,353)	(51)%	$—	—%	$(6,353)	100%

During the three months ended March 31, 2015, revenue and operating expenses from the International segment were $12.5 million and $18.9 million, respectively. The international segment had a loss from operations of $6.4 million and a negative operating margin of 51% for the three months ended March 31, 2015.

Liquidity and Capital Resources

We expect that our liquidity requirements will continue to be primarily for working capital, capital expenditures, acquisitions, and principal and interest payments of our term loan B, revolving credit facility and convertible notes, and for general corporate purposes. We expect to have sufficient liquidity to meet our liquidity requirements for the next twelve months (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, and our revolving credit facility.

As of March 31, 2015, we had $87.6 million of cash and cash equivalents, $135.4 million in working capital, and $65.0 million available for borrowing under our $225.0 million revolving credit facility.

As of December 31, 2014, we had $332.3 million of cash and cash equivalents, $2.1 million in short-term marketable securities, $352.6 million in working capital, and $65.0 million available for borrowing under our $225.0 million revolving credit facility.

Our capital expenditures, software and website development costs for the three months ended March 31, 2015 were $28.8 million, of which $23.0 million was paid in cash. We do not have any significant commitments for capital expenditures as of March 31, 2015 and we expect to fund our future capital expenditures from working capital.

In addition, pursuant to a shelf registration statement we filed with the Securities and Exchange Commission on August 11, 2014, we may offer and sell shares of common stock from time to time in amounts, at prices and on terms we determine at the time of the offering. The shelf registration statement expires in August 2017.

On February 28, 2014, Dealertrack and one of our subsidiaries, Dealertrack Canada, Inc., entered into a new Credit Agreement (the “2014 Credit Agreement”), which provides credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to pay in full interest amounts due under our prior Credit Agreement (the “2011 Credit Agreement”), to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for general corporate purposes. As of March 31, 2015, $539.7 million of the term loan B credit facility remaining outstanding.

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

In December 2014, we borrowed $160.0 million on our revolving credit facility. This borrowing, along with an additional $30.8 million cash on hand, was converted to Great British Pounds and was placed in escrow to provide funding for the acquisition of incadea in January 2015. On January 9, 2015, we acquired more than 99% of the voting equity of incadea. Total consideration was £120.3 million ($181.5 million). We subsequently made the final disbursements related to the acquisition and acquired the remaining 1% of the outstanding voting equity which resulted in us acquiring all of the total voting equity in incadea. For further information, please refer to Note 12 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, during the three months ended March 31, 2015, we paid $22.6 million from cash on hand to extinguish their Euro denominated debt facilities.

As of March 31, 2015, we were in compliance with all covenants and financial ratios under the 2014 Credit Agreement.

On March 5, 2012, we issued $200.0 million aggregate principal amount of 1.50% senior convertible notes in a private placement. In connection with the offering of the notes, we entered into a privately negotiated convertible note hedge transaction with initial purchasers of the notes or their respective affiliates. The net proceeds from the offering were $178.8 million after deducting the initial purchaser’s fees and offering expenses, as well as the cost of the hedge transactions and warrant proceeds.

A holder of the notes may convert the notes under certain circumstances, including, but not limited to, if on any date before any calendar quarter prior to October 15, 2016 the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter. The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the three months ended March 31, 2015. As a result, the senior convertible notes may not be surrendered for conversion during the calendar quarter following March 31, 2015. As there is no potential conversion, the net carrying value of the senior convertible notes was presented as a long-term liability on the consolidated balance sheet as of March 31, 2015 and December 31, 2014. It is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so, through the use of cash, our revolving credit facility, or a combination thereof.

There are no required debt payments, exclusive of interest, until the maturity of our convertible debt in March 2017, and the maturity date of our revolving line of credit in February 2019. There are no required principal payments on our term loan B credit facility until December 2018.

For further information concerning the 2014 Credit Agreement, including the term loan B credit facility and the revolving credit facility, and our senior convertible notes, please refer to Note 11 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q as well as Note 12 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Canada and International

Included in our cash and cash equivalents as of March 31, 2015 was $5.0 million and $12.4 million of cash and cash equivalents held by our Canadian subsidiary and international subsidiaries, respectively. Our intent is to permanently reinvest these funds outside the United States, and current plans do not anticipate that we will need funds generated by our Canadian subsidiary or international subsidiaries to fund our domestic operations. In the event funds from non-domestic subsidiaries are needed to fund operations in the United States, we may be subject to additional income and withholding taxes upon repatriation.

Cash Flow Components

The following table sets forth the cash flow components for the following periods (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(23,246)	$(92,864)
Net cash used in investing activities	$(195,472)	$(459,134)
Net cash (used in) provided by financing activities	$(22,737)	$574,972

Operating Activities

The decrease in net cash used in operations of $69.6 million compared to the prior period is primarily due to lower cash outflows from changes in operating assets and liabilities of $33.0 million and lower changes in non-cash items of $47.7 million. These were offset by an increase of net loss of $11.1 million.

The decrease in cash outflows from changes in operating assets and liabilities is primarily due to the 2014 impact of the payment of $69.0 million of acquired liabilities from the Dealer.com acquisition compared to the 2015 payment of $6.7 million of acquired liabilities from incadea.

The decrease in non-cash items results from the 2014 gain on sale of our investment in TrueCar of $9.8 million, as well as higher deferred tax expense in 2014 of $21.6 million, including the deferred tax impact of the sale in the investment. In addition, there was a decrease of $5.4 million in windfall tax benefits and additional depreciation and amortization of $7.8 million, primarily due to increased amortization from acquired intangibles.

We estimate that our operating cash outflows in the first quarter of 2014 of $92.9 million were adversely impacted by approximately $81.8 million from integration and acquisition related activity inclusive of the payment of acquired Dealer.com liabilities, and that our operating cash outflows in the first quarter of 2015 of $23.2 million were adversely impacted by approximately $23.8 million from integration and acquisition related activity inclusive of the payment of acquired incadea liabilities.

Investing Activities

The decrease in net cash used in investing activities was primarily the result of a decrease in payments of acquisitions, as the purchase price of the Dealer.com acquisition in 2014 exceeded the purchase price of the incadea acquisition in 2015. This was offset by proceeds received in 2014 from the sale of our investment in TrueCar of $92.5 million.

Other changes included an increase in capital expenditures, software and website development costs of $7.2 million, a decrease in purchases of marketable securities of $2.2 million, and a decrease in sales and maturities of marketable securities of $5.4 million. The increase in capital expenditures reflects our continued investment in the development of our products, as well as our ERP and CRM systems.

Financing Activities

The decrease in net cash provided by financing activities is primarily due to borrowings under our term loan B credit facility in the amount of $575.0 million in 2014, offset by $15.5 million of debt issuance costs. In addition, 2015 includes $22.6 million for repayment of incadea debt facilities, a decrease of $6.6 million in proceeds from the exercise of stock options, a decrease of $5.4 million in windfall tax benefits, and the payment of $5.3 million of contingent consideration acquired as part of the acquisition of Dealer.com.

Contractual Obligations

As of March 31, 2015, there have been no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

There is an additional contingent consideration of up to €4.4 million acquired as part of the acquisition of incadea that has a fair value of €1.3 million ($1.4 million) as of March 31, 2015. For further information, see Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The acquisition of incadea added additional operating lease obligations of $11.1 million and additional continuing employment compensation of $1.0 million as of March 31, 2015.

Other Contractual Obligations

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $11.7 million as of March 31, 2015, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $3.3 million as of March 31, 2015

The total liability for the uncertain tax positions as of March 31, 2015 and December 31, 2014 was $2.7 million and $1.3 million, respectively, which may be reduced by a federal tax benefit, if paid. The increase is related to acquired uncertain tax positions from incadea. As of March 31, 2015 and December 31, 2014, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.5 million and $0.2 million, respectively.

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

United States

Macroeconomic Factors

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

Purchases of new automobiles are typically discretionary for consumers and may be affected by negative trends in the economy, including the cost of energy and gasoline, the availability and cost of credit, increased federal taxation, residential and commercial real estate markets, reductions in business and consumer confidence, stock market volatility and increased unemployment.

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

Role of the Dealership

In recent years, the franchise dealership count has remained consistent, between 17,500 and 18,000, based on data from the National Automobile Dealers Association. We do not anticipate a significant change in the number of franchise dealerships over the next several years. While a reduction in the number of automotive dealers reduces our opportunities to sell our subscription products and services, it would not be expected to impact the number of transactions we process.

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

Global Automotive Market

According to KPMG International, worldwide light vehicle sales are expected to grow at a CAGR of 5% from 2013 to 2020. In 2020, China is expected to be the largest automotive market, responsible for almost one-third of the annual new vehicle sales worldwide. North America is expected to be the second largest region, with approximately 20% of annual global sales in 2020. Western Europe is expected to be the third largest through 2020, although annual sales should not reach levels experienced in the 2000s. India and Southeast Asia should enjoy the strongest percentage sales growth at a CAGR in excess of 11% from 2013 to 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exposure

We operate and transact business in various non-U.S. countries and therefore we are exposed to market risk for changes in foreign currency exchange rates. Changes in foreign currency exchange rates, primarily the Canadian dollar and Euro, could impact our financial position, results of operations, and cash flows.

The impact is limited as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars. Further, our exposure is expected to be mitigated, in part, by the fact that we incur certain operating costs in the same foreign currency in which the revenue will be denominated. The foreign currency exposure that will exist should be limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.

A hypothetical change in foreign currency exchange rates of 10% would not have a material effect on our financial position, results of operations or cash flows for the three months ended March 31, 2015.

We did incur certain foreign exchange losses as a result of the funding of the incadea acquisition which are non-recurring.

Interest Rate Exposure

As of March 31, 2015, we had $87.6 million of cash and cash equivalents. As of December 31, 2014, we had $332.3 million of cash and cash equivalents and $2.1 million of short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Fluctuations in interest rates could materially impact our interest expense and interest income and may impact future operating results. An interest rate increase of 1% would have a negative effect of approximately $0.9 million on consolidated operating results for the three months ended March 31, 2015. This reflects additional interest expense on our term loan B credit facility and revolving credit facility, which are variable rate debt, offset by additional interest income on cash balances, calculated based upon the average balances for the three month period ending March 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at this reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We continue to convert our various business information systems to a single ERP and CRM system. We are employing a phased implementation approach that will provide continued monitoring and assessment to maintain the effectiveness of internal control over financial reporting during and after the conversions. The conversions were not in response to any identified deficiency or weakness in our internal control over financial reporting.

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

On January 9, 2015, we acquired more than 99% of the voting equity of incadea. We subsequently acquired the remaining outstanding voting equity which resulted in us acquiring 100% of the voting equity of incadea. We are in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of our business, none of which are expected to have a material adverse effect on us. For further information, refer to Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings”.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 24, 2015, that could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

From time to time, in connection with the vesting of stock-based compensation awards under our incentive award plans, we have received shares of our common stock in consideration of the tax withholdings due upon the vesting of stock-based compensation awards.

The following table sets forth the repurchases for the three months ended March 31, 2015, all of which were in conjunction with the vesting of stock-based compensation awards:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
January 2015	19,371	$40.20	n/a	n/a
February 2015	24,158	$40.40	n/a	n/a
March 2015	11,149	$40.04	n/a	n/a

Total	54,678

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

Dealertrack Technologies, Inc.

May 8, 2015	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated as of December 19, 2013, by and among, Dealertrack Technologies, Inc., Dealer Dot Com, Inc. (“DDC”), Derby Merger Corp., certain stockholders of DDC and Jason Chapnik, solely in his capacity as Sellers’ Representative.

2.4(2)	Rule 2.7 Announcement for Recommended Cash Offer for incadea plc by Dealertrack Technologies, Inc., dated December 18, 2014.

3.1(3)	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.

3.2(4)	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.

3.3(5)	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.

31.1	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Dealertrack Technologies, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged in summary and detail.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2013.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on December 18, 2014.

(3)	Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 25, 2014.

(4)	Incorporated by reference to our Annual Report on Form 10-K filed on February 26, 2013.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 21, 2015.

