Form 10-Q
period 2015-06-30
Dealertrack Technologies, Inc
filed 2015-08-10
CIK 1333513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 55,346,408 shares of the registrant’s common stock were outstanding.

DEALERTRACK TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$107,265	$332,310
Marketable securities	—	2,101
Customer funds and customer funds receivable	37,692	33,568
Accounts receivable, net of allowances of $10,984 and $7,174, as of June 30, 2015 and December 31, 2014, respectively	120,730	101,019
Deferred tax assets, net	18,474	18,838
Prepaid expenses and other current assets	61,293	54,183

Total current assets	345,454	542,019

Property and equipment, net	96,658	86,909
Software and website development costs, net	102,476	91,146
Equity method investment	34,158	34,662
Intangible assets, net	551,698	526,202
Goodwill	1,185,829	1,055,262
Other assets – long-term	25,219	24,875

Total assets	$2,341,492	$2,361,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,860	$42,319
Accrued compensation and benefits	32,970	30,885
Accrued liabilities – other	58,507	43,594
Customer funds payable	37,692	33,568
Senior convertible notes, net	183,419	—
Deferred revenue	21,908	15,112
Deferred tax liabilities	2,604	—
Due to acquirees and notes payable	741	23,906

Total current liabilities	384,701	189,384

Long-term liabilities
Deferred tax liabilities	148,261	166,646
Deferred revenue	7,765	7,488
Long term debt, net	708,476	886,563
Other liabilities	11,506	12,306

Total long-term liabilities	876,008	1,073,003

Total liabilities	1,260,709	1,262,387

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value: 175,000,000 shares authorized; 58,759,144 shares issued and 55,308,976 shares outstanding as of June 30, 2015; and 57,562,564 shares issued and 54,244,016 shares outstanding as of December 31, 2014	588	576
Treasury stock, at cost, 3,450,168 shares and 3,318,548 shares as of June 30, 2015 and December 31, 2014, respectively	(66,540)	(61,143)
Additional paid-in capital	1,135,411	1,100,449
Accumulated other comprehensive (loss) income	(18,957)	(3,499)
Retained earnings	30,281	62,305

Total stockholders’ equity	1,080,783	1,098,688

Total liabilities and stockholders’ equity	$2,341,492	$2,361,075

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenue:
Net revenue	$269,458	$224,767	$522,212	$383,575

Operating expenses:
Cost of revenue	149,227	119,461	292,695	209,368
Research and development	35,069	27,136	68,329	51,184
Selling, general and administrative	88,606	74,637	183,071	142,123

Total operating expenses	272,902	221,234	544,095	402,675

(Loss) income from operations	(3,444)	3,533	(21,883)	(19,100)
Interest income	10	100	81	200
Interest expense	(9,926)	(9,837)	(19,554)	(15,747)
Other income (expense), net	570	129	(5,142)	838
Gain on sale of investment	—	—	—	9,828
Earnings from equity method investment, net	2,446	1,907	4,646	3,532
Loss before benefit from income taxes, net	(10,344)	(4,168)	(41,852)	(20,449)
Benefit from income taxes, net	1,048	2,793	9,828	7,432

Net loss	$(9,296)	$(1,375)	$(32,024)	$(13,017)

Basic net loss per share	$(0.17)	$(0.03)	$(0.59)	$(0.26)
Diluted net loss per share	$(0.17)	$(0.03)	$(0.59)	$(0.26)
Weighted average common stock outstanding (basic)	54,936	53,642	54,690	50,514
Weighted average common stock outstanding (diluted)	54,936	53,642	54,690	50,514

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net loss	$(9,296)	$(1,375)	$(32,024)	$(13,017)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6,368	2,517	(15,673)	(123)
Net change in unrealized gains on securities	—	—	215	(2)
Other comprehensive income (loss), net of tax	6,368	2,517	(15,458)	(125)

Total comprehensive (loss) income	$(2,928)	$1,142	$(47,482)	$(13,142)

The accompanying notes are an integral part of these consolidated financial statements.

DEALERTRACK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating Activities:
Net loss	$(32,024)	$(13,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78,698	64,172
Deferred tax benefit	(29,252)	(39,536)
Stock-based compensation expense	10,692	8,416
Provision for doubtful accounts and sales credits	7,469	6,599
Earnings from equity method investment, net	(4,646)	(3,532)
Deferred compensation	50	96
Stock-based compensation windfall tax benefit	(8,274)	(9,802)
Gain on sale of investment	—	(9,828)
Amortization of debt issuance costs and debt discount	6,464	6,810
Change in contingent consideration	300	(250)
Net foreign currency adjustments	(592)	—
Forfeited customer deposits	51	(708)
Amortization of deferred interest	7	68
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,515)	(18,819)
Prepaid expenses and other current assets	7,252	4,638
Other assets – long-term	4,390	(5,115)
Accounts payable and accrued liabilities	(21,726)	(57,786)
Deferred rent	19	826
Deferred revenue	2,302	1,284
Other liabilities – long-term	1,373	2,799

Net cash provided by (used in) operating activities	17,038	(62,685)

Investing Activities:
Capital expenditures	(25,164)	(16,867)
Capitalized software and website development costs	(29,598)	(23,931)
Proceeds from sale of investment in TrueCar	—	92,518
Purchases of marketable securities	—	(5,150)
Proceeds from sales and maturities of marketable securities	2,095	10,539
Payment for acquisition of businesses, net of acquired cash	(174,574)	(541,288)

Net cash used in investing activities	(227,241)	(484,179)

Financing Activities:

Proceeds from issuance of term loan B credit facility	—	575,000
Principal payments on term loan B credit facility	—	(26,438)
Repayment of incadea debt facilities	(22,604)	—
Payments for debt issuance costs	—	(16,696)
Stock-based compensation windfall tax benefit	8,274	9,802
Proceeds from stock purchase plan and exercise of stock options	16,337	15,722
Purchases of treasury stock	(5,397)	(4,615)
(Payment of) proceeds from note receivable	(4,000)	500
Payment of contingent consideration	(5,250)	(250)
Principal payments on capital lease obligations and financing arrangements	(51)	(50)

Net cash (used in) provided by financing activities	(12,691)	552,975

Net (decrease) increase in cash and cash equivalents	(222,894)	6,111
Effect of exchange rate changes on cash and cash equivalents	(2,151)	29
Cash and cash equivalents, beginning of period	332,310	122,373

Cash and cash equivalents, end of period	$107,265	$128,513

Supplemental Disclosure:
Cash paid for:
Income taxes	$6,150	$8,552
Interest	18,402	8,716
Non-cash investing and financing activities:
Accrued capitalized hardware, software and fixed assets	3,984	6,562
Assets acquired under capital leases and financing arrangements	—	35
Non-cash consideration issued for investment in Dealer.com	—	471,220

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

On June 12, 2015, we entered into an Agreement and Plan of Merger with Cox Automotive, Inc. and Runway Acquisition Co., a wholly owned subsidiary of Cox Automotive, Inc. See “Pending Cox Automotive Acquisition” below for further information.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, they do not necessarily include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. The December 31, 2014 balance sheet information has been derived from the audited financial statements at that date, but does not include all disclosures required by GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the statement of operations, financial position, other comprehensive income and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on February 24, 2015. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Pending Cox Automotive Acquisition

On June 12, 2015, the company entered into an Agreement and Plan of Merger (Merger Agreement) with Cox Automotive, Inc., a Delaware corporation (Cox Automotive), and Runway Acquisition Co. (Runway), a wholly owned subsidiary of Cox Automotive, pursuant to which Runway will, on the terms and subject to the conditions set forth therein, conduct a tender offer for all of the company’s common stock and then merge (the Merger) with and into the company.

Pursuant to the Merger Agreement, Runway commenced a tender offer (Offer) on June 26, 2015 to acquire all outstanding shares of the company’s common stock at a purchase price of $63.25 per share (Offer Price), net to the seller in cash, without interest, less any required withholding taxes. The initial expiration date for the tender offer was 12:00 midnight, New York City time, on July 24, 2015, which has been extended to 12:00 midnight, New York City time, on August 21, 2015, and is subject to further extension in certain circumstances as required or permitted by the Merger Agreement.

The tender offer is subject to customary conditions, including, among other things, (i) that the Merger Agreement has not been terminated in accordance with its terms, (ii) that the number of shares of the company’s common stock validly tendered in accordance with the terms of the tender offer and not validly withdrawn, together with any shares of the company’s common stock then owned by Cox Automotive or its subsidiaries, shall equal at least a majority of the outstanding shares of the company’s common stock, (iii) that any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder shall have expired or otherwise been terminated and (iv) that no governmental authority shall have enacted any law or order which makes the tender offer or the Merger illegal or otherwise prohibits the consummation of the tender offer or the Merger. On July 23, 2015, the company and Cox Automotive received from the Antitrust Division of the U.S. Department of Justice a Request for Additional Information and Documentary Material (Second Request) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the Offer. As a result of the Second Request, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the purchase of the shares in the Offer has been extended until 11:59 p.m., New York City time on the 10th calendar day following the date of Cox Automotive’s substantial compliance with its Second Request, unless such waiting period is earlier terminated by the government.

Following completion of the tender offer, Runway will merge with and into the company, with the company as the surviving corporation and as a wholly owned subsidiary of Cox Automotive. The Merger Agreement provides that the Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware and there will be no stockholder vote required to consummate the Merger. In the Merger, (i) each outstanding share of our common stock, other than shares held by us, Cox Automotive, Runaway or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law, will be converted into the right to receive cash in the amount equal to the Offer Price, subject to any required withholding of taxes and without interest and (ii) issued and outstanding stock options, restricted stock units, and performance stock units covering the company’s common stock will vest and be exchanged for the Offer Price.

The Merger is subject to customary closing conditions, including the following: (i) Runway having accepted for payment all shares of the company’s common stock validly tendered and not withdrawn in the tender offer and (ii) no governmental authority having enacted any law or order which makes the Merger illegal or otherwise prohibits the consummation of the Merger.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. Upon the termination of the Merger Agreement, under specified circumstances, the company will be required to pay Cox Automotive a termination fee of $118.0 million. The Merger Agreement also provides that Cox Automotive will be required to pay the company a reverse termination fee of $118.0 million under specified circumstances set forth in the Merger Agreement.

The acquisition is expected to close in the third quarter of 2015.

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

For multiple-element arrangements in which vendor-specific objective evidence (VSOE) for post-contract services (PCS) has been established, and it is reasonably assured that no loss will be incurred under the arrangement, licenses and professional services are considered a single element and are accounted for using contract accounting, with revenue and margin being recognized as directly attributable costs are incurred. PCS services (generally support and maintenance services) are recognized ratably over the contractual period.

For multiple-element arrangements in which VSOE for PCS has not been established, and it is reasonably assured that no loss will be incurred under the arrangement, revenue is recognized pursuant to the zero gross margin method. Under this method, revenue recognition is limited to the directly attributable costs incurred, and no margin is recognized for any element until the only remaining elements are PCS. Any deferred margin is then recognized over the remaining contractual period.

We have established VSOE for PCS in substantially all of the countries in which we do business. Revenue recognized under the zero gross margin method is insignificant.

We have concluded that VSOE for maintenance and support services exists based principally on the “bell-shaped curve” approach. VSOE for maintenance and support services is based upon an assessment per customer class, which were stratified based upon geographical regions.

We separately sell support and maintenance services upon the expiration of the initial contractual periods included in an initial sales arrangement. The population of support and maintenance renewals, which consist of actual sales prices charged to customers for support and maintenance renewals, was used as the population to establish VSOE of fair value for support and maintenance services through the use of the bell-shaped curve approach.

For certain countries in which we have commenced business more recently, we determined that we had VSOE of fair value for PCS services through substantive stated renewal rates on a contractual basis. Renewal rates for PCS services were determined to be substantive, through their consistency with similar service offerings in other contracts, and our history of renewals at stated contract rates.

In instances in which VSOE was determined using the bell-shaped curve approach, we assessed each significant market to determine if a substantial majority (generally greater than 70-75% of the support renewal prices) of the transactions are priced within a reasonably narrow range (generally plus or minus 15-20% from the median price).

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

Our revenue is generated from customers in the automotive retail industry. As of June 30, 2015 and December 31, 2014, one customer accounted for 10% and 11% of our accounts receivable, respectively. For the three and six months ended June 30, 2015 and 2014, no customer accounted for more than 10% of our revenue.

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

3. Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on a principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. On July 9, 2015, the FASB voted to approve a one year deferral of the effective date of ASU 2014-09 to December 15, 2017, with a formally amended ASU expected to be issued during the third quarter of 2015. The FASB also voted to approve permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the application method and expected impact of this new ASU on our consolidated financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2015
Assets
Cash equivalents (1)	$6	$—	$—	$6

Total	$6	$—	$—	$6

Liabilities
Contingent consideration - ASR Pro (2)	$—	$—	$(2,400)	$(2,400)
Contingent consideration - incadea (3)	—	—	(1,442)	(1,442)

Total	$—	$—	$(3,842)	$(3,842)

As of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014
Assets
Cash equivalents (1)	$5,197	$—	$—	$5,197
Marketable securities (4)	—	2,101	—	2,101

Total	$5,197	$2,101	$—	$7,298

Liabilities
Contingent consideration - ASR Pro (2)	$—	$—	$(2,100)	$(2,100)

Total	$—	$—	$(2,100)	$(2,100)

(1)	Cash equivalents consist of highly liquid investments with original maturity dates of three months or less, for which we determine fair value through quoted market prices. As of June 30, 2015 and December 31, 2014, these investments were money market funds of reputable financial institutions.

(2)	In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, LLC (ASR Pro), a portion of the purchase price included contingent consideration of up to $3.0 million that will be payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $0.3 million for the six months ended June 30, 2015 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $2.1 million as of December 31, 2014.

(3)	In connection with our January 2015 acquisition of incadea, we acquired a pre-existing contingent consideration liability of up to €4.4 million, of which portions are payable in 2015, 2016, and 2017 based upon certain net results (net income). The fair value of the contingent consideration is determined based upon probability-weighted forecasts of net results for the underlying periods. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. The fair value at the time of acquisition was €1.3 million ($1.5 million). There was no change in the fair value of the contingent consideration subsequent to the date of the acquisition of incadea through June 30, 2015. As of June 30, 2015, the fair value was €1.3 million ($1.4 million).

(4)	As of December 31, 2014, Level 2 marketable securities were all short-term and consisted of corporate debt securities. Fair market value was determined based on the quoted market prices of the underlying securities.

A reconciliation of the beginning and ending balances of the contingent consideration, a Level 3 liability, as of June 30, 2015 is as follows (in thousands):

Balance as of December 31, 2014	$(2,100)
Change in fair value of contingent consideration - ASR Pro (2)	(300)
Record fair value of contingent consideration - incadea (3)	(1,535)
Impact of foreign currency translation on change in fair value of contingent consideration - incadea (3)	93
Balance as of June 30, 2015	$(3,842)

Long Term Debt

Our senior convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market. The approximate aggregate fair value of our senior convertible notes as of June 30, 2015 and December 31, 2014 was $337.6 million and $259.0 million, respectively. The fair value of the senior convertible notes was estimated on the basis of quoted market prices of the security, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

Our term loan B credit facility is shown in the accompanying consolidated balance sheets at its original issuance value, net of unamortized discount, and is not marked to market. The aggregate fair value of the term loan B credit facility as of June 30, 2015 and December 31, 2014 approximates the outstanding principal amount, as the underlying interest rate is variable. We also review quoted market prices, which, due to limited trading activity, would be considered Level 2 in the fair value hierarchy.

The Merger and related transactions would, when consummated, constitute an event of default under the term loan B credit facility. Under the terms of the Merger Agreement, the term loan B credit facility would be paid off in full and terminated concurrently with the consummation of the Merger and related transactions.

5. Marketable Securities

Our investments in marketable securities are made within the guidelines of our investment policy, which has established guidelines relative to the diversification of our investments and their maturities, with the principle objectives of capital preservation, maintaining liquidity, and avoiding concentrations. As of June 30, 2015, there are no available-for-sale securities. As of December 31, 2014, available-for-sale securities included corporate debt securities with an aggregate cost basis of $2.1 million and an aggregate fair value of $2.1 million. As of June 30, 2015 and December 31, 2014, gross unrealized gains and losses on available-for-sale securities were insignificant.

As of December 31, 2014, all of our marketable securities had scheduled maturities of less than one year. A majority of our marketable securities were at least an AA rated, and all securities were at least A rated.

Investments in money market and similar short-term investments are recorded on our consolidated balance sheets as cash and cash equivalents.

Realized gains and losses are included as a component of other income, net, in our consolidated statements of operations. For the three and six months ended June 30, 2015 and 2014, realized gains and losses on available-for-sale securities reclassified out of accumulated other comprehensive income, if any, were insignificant.

6. Property and Equipment

Property and equipment are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	June 30,	December 31,
	(Years)	2015	2014
Building and improvements	35	$21,913	$21,879
Land	–	1,100	1,100
Computer equipment	3 – 5	109,133	88,578
Office equipment and other	5 – 6	6,329	5,651
Furniture and fixtures	5 – 7	9,884	8,391
Leasehold improvements	3 – 14	19,308	17,758

Total property and equipment, gross		167,667	143,357
Less: Accumulated depreciation and amortization		(71,009)	(56,448)

Total property and equipment, net		$96,658	$86,909

Depreciation expense related to property and equipment for the three and six months ended June 30, 2015 were $7.5 million and $14.5 million, respectively, and for the three and six months ended June 30, 2014 were $4.7 million and $8.4 million, respectively.

The increase in total property and equipment, net from December 31, 2014 to June 30, 2015 includes the property and equipment acquired as part of the incadea acquisition, which was recorded at its estimated fair value of $2.3 million. For further information, see Note 12.

7. Software and Website Development Costs, Net

Software and website development costs are recorded at cost and consist of the following (dollars in thousands):

	Estimated Useful Life	June 30,	December 31,
	(Years)	2015	2014
Software and website development costs	2 - 7	$197,389	$169,813
Less: Accumulated depreciation and amortization		(94,913)	(78,667)

Software and website development costs, net		$102,476	$91,146

Amortization expense related to software and website development costs for the three and six months ended June 30, 2015 were $8.9 million and $17.8 million, respectively, and for the three and six months ended June 30, 2014 were $7.3 million and $14.2 million, respectively.

8. Equity Method Investments

Equity method investments as of June 30, 2015 and December 31, 2014 were $34.2 million and $34.7 million, respectively.

We own a 50% interest in Chrome Data Solutions and record in our consolidated statement of operations 50% of the net income of Chrome Data Solutions. Cash distributions, which are recorded as a reduction of our investment upon receipt, are based on a calculation considering results of operations and cash on hand and are generally received quarterly.

Our earnings from the equity method investment are reduced by amortization expense relating to the basis difference between the book basis of the contributed assets and the fair value of the investment recorded. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which range from 3 to 10 years. The unrecorded basis difference as of June 30, 2015 is $5.7 million. The amortization of the basis difference to be recorded for the remainder of 2015 is $0.9 million.

The change in our equity method investment for the three and six months ended June 30, 2015 was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Beginning balance	$34,487	$34,662
Share of net income	2,883	5,520
Amortization of basis difference	(437)	(874)
Cash distributions received	(2,800)	(5,300)
Payable to partner	25	150

Ending balance	$34,158	$34,158

There were no returns of investment in the three and six months ended June 30, 2015 and 2014.

We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, there are other services performed by both us and Chrome Data Solutions, which results in both the payment and receipt of insignificant amounts, in the normal course of business.

The unaudited summarized financial information of Chrome Data Solutions is presented below (in thousands):

Condensed Balance Sheet
	June 30, 2015	December 31, 2014
Current assets	$14,991	$13,992
Non-current assets	31,172	31,021
Total assets	$46,163	$45,013

Current liabilities	$9,186	$6,970
Non-current liabilities	—	1,450
Total liabilities	$9,186	$8,420

Condensed Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$13,104	$12,165	$25,813	$23,742
Gross profit	9,838	8,072	19,400	15,908
Net income	5,765	4,911	11,040	9,255

9. Intangible Assets

Intangible assets are recorded at estimated fair value and are amortized either ratably over their estimated useful lives or based upon the underlying cash flows. The gross book value, accumulated amortization and amortization periods of the intangible assets were as follows (dollars in thousands):

	June 30, 2015			December 31, 2014			Estimated
	Gross	Accumulated	Net	Gross	Accumulated	Net	Useful Life
	Book Value	Amortization	Book Value	Book Value	Amortization	Book Value	(Years)
Customer relationships	$341,721	$(83,291)	$258,430	$324,860	$(66,681)	$258,179	4 - 16
Technology	307,117	(94,176)	212,941	267,400	(71,419)	195,981	4 - 8
Trade names	92,058	(17,409)	74,649	76,970	(11,995)	64,975	3 - 10
Non-compete agreements	5,740	(2,845)	2,895	5,740	(2,072)	3,668	3 - 6
State DMV relationships	7,790	(5,007)	2,783	7,790	(4,391)	3,399	6 - 8

Total	$754,426	$(202,728)	$551,698	$682,760	$(156,558)	$526,202

The increase in intangible assets from December 31, 2014 to June 30, 2015 includes to the intangibles acquired as part of the incadea acquisition, which were recorded at their estimated fair value of $76.6 million.

Amortization expense related to intangibles for the three and six months ended June 30, 2015 was $23.1 million and $46.3 million, respectively, and for the three and six months ended June 30, 2014 was $20.9 million and $41.6 million, respectively. The six months ended June 30, 2014 includes an acceleration of $8.2 million in the three months ended March 31, 2014 relating to changes in the expected asset use as we integrate acquired solutions.

Amortization expense that will be incurred for the remaining period of 2015 and for each of the subsequent four years and thereafter is estimated as follows (in thousands):

Remainder of 2015	$45,160
2016	84,407
2017	79,252
2018	72,055
2019	66,531
Thereafter	204,293

Total	$551,698

10. Goodwill

The change in carrying amount of goodwill by reporting segment for the six months ended June 30, 2015 was as follows (in thousands):

	U.S. & Canada	International	Total

Goodwill, gross, as of December 31, 2014	$1,055,262	$—	$1,055,262
Accumulated impairment losses as of December 31, 2014	—	—	—
Goodwill, net, as of December 31, 2014	$1,055,262	$—	$1,055,262

Goodwill, net, as of December 31, 2014	$1,055,262	$—	$1,055,262
Acquisition of incadea	—	140,770	140,770
Currency translation adjustment	(1,635)	(8,568)	(10,203)
Goodwill, gross, as of June 30, 2015	$1,053,627	$132,202	$1,185,829

Accumulated impairment losses as of June 30, 2015	—	—	—
Goodwill, net, as of June 30, 2015	$1,053,627	$132,202	$1,185,829

11. Long Term Debt

Our long term debt as of June 30, 2015 is comprised of the following (in thousands):

June 30, 2015
Revolving credit facility	$160,000
Term loan B credit facility	540,099
Senior convertible notes (1)	—
Notes payable	8,082
Other	295

Net carrying value	$708,476

(1) As a result of the Merger announcement, as detailed below, the senior convertible notes are presented as a short-term liability on the consolidated balance sheet as of June 30, 2015.

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

The Merger and related transactions would, when consummated, constitute an event of default under the term loan B credit facility. Under the terms of the Merger Agreement, the term loan B credit facility would be paid off in full and terminated concurrently with the consummation of the Merger and related transactions.

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

As of June 30, 2015, we had $160.0 million outstanding under our revolving credit facility and we were in compliance with all covenants and financial ratios under the 2014 Credit Agreement. As of June 30, 2015, we had $65.0 million available for borrowing under the revolving credit facility. The borrowing on our revolving credit facility was related to the acquisition of incadea, which closed in January 2015. See Note 12 for further details.

As of June 30, 2015, the total capitalized debt issuance costs remaining to be amortized to interest expense were $4.2 million.

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

The interest rate per annum on the term loan B credit facility loans as of June 30, 2015 was 3.5%.

The principal amount, unamortized discount, and net carrying amount of the liability component of the term loan B credit facility as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Principal amount	$548,563	$548,563
Less: Unamortized discount	8,464	9,213

Net carrying value	$540,099	$539,350

As of June 30, 2015, the total capitalized debt issuance costs remaining to be amortized to interest expense were $0.7 million.

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

In connection with the offering of the notes, we entered into privately negotiated convertible note hedge transactions and separate warrant transactions with the initial purchasers of the notes or their respective affiliates. The convertible note hedge transactions are expected to reduce the potential dilution to our common stock and/or offset potential cash payments in excess of the principal amount of the notes, as the case may be upon conversion of the notes. The warrant transactions could separately have a dilutive effect from the issuance of common stock pursuant to the warrants if the average share price exceeds the warrant strike price of $46.18.

The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended December 31, 2014. As a result, the notes could not be surrendered for conversion during the calendar quarter following December 31, 2014. The closing sale price of our common stock did not exceed $48.58 for at least 20 of the last 30 trading days of the quarter ended June 30, 2015. However, as a result of the Cox Automotive transaction and related tender offer, the notes became convertible by holders on June 18, 2015, the date that we notified the holders, the trustee and the conversion agent of the Merger and related transactions. Due to this conversion ability, the net carrying value of the notes is presented as a short-term liability on the consolidated balance sheet as of June 30, 2015. Since the closing sale price of our common stock did not exceed $48.58 for at least 20 of the last 30 trading days of the quarter ended December 31, 2014, the net carrying value of the notes was presented as a long-term liability on the consolidated balance sheet as of December 31, 2014.

Following the consummation of the Cox Automotive transaction and related tender offer, holders of the notes will have the ability to require us to repurchase all or any portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest to the repurchase date.

The net carrying amount of the liability component of the notes as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Principal amount	$200,000	$200,000
Less: Unamortized discount	16,581	21,094

Net carrying value	$183,419	$178,906

As of June 30, 2015, the total capitalized debt issuance costs remaining to be amortized to interest expense were $2.1 million.

As of June 30, 2015, the "if-converted value" of the notes exceeded the principal amount by $136.1 million.

Upon the consummation of the Merger, there will be an increase in the conversion rate of a number of additional shares, which is based upon the effective date of the Merger and the price paid ($63.25 per share merger consideration) per share of our common stock in the Merger. Due to this increase, we do not anticipate that a substantial amount of note holders will convert their notes prior to the consummation of the Merger, at which time, the notes will only be convertible into cash in an amount equal to the number of shares that the notes are convertible into, including additional shares, multiplied by $63.25, the per share merger consideration. Prior to the consummation of the Merger, any conversions will be physically settled in shares, with any fractional shares paid in cash.

Pursuant to the terms of the convertible notes, there is no impact to diluted earnings per share unless the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18.

For the three and six months ended June 30, 2015, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.9 million shares and 0.7 million shares to our diluted net loss per share calculation for the respective periods. However, due to the net loss for the respective periods, the 0.9 million shares and 0.7 million shares were excluded from the diluted net loss per share calculations as they were antidilutive. For the three and six months ended June 30, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.7 million shares and 1.1 million shares to our diluted net loss per share calculation for the respective periods. However, due to the net loss for the respective periods, the 0.7 million shares and 1.1 million shares were excluded from the diluted net loss per share calculations as they were antidilutive.

For the three and six months ended June 30, 2015, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no additional impact to diluted net loss per share for the period. For the three months ended June 30, 2014, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted net loss per share for the three months ended June 30, 2014.

For the six months ended June 30, 2014, the average share price of our common stock exceeded the warrant strike price of $46.18, which resulted in additional dilution of 0.1 million shares to our diluted net loss per share calculation for the period. However, due to the net loss for the period, the 0.1 million shares were excluded from the diluted net loss per share calculation as they were antidilutive.

Notes Payable

In conjunction with the acquisition of Dealer.com, we acquired three notes payable for which the aggregate outstanding amount is $8.6 million as of June 30, 2015, of which $8.1 million is classified as long term as of June 30, 2015. The notes have varying maturities through 2028. For further information, see Note 12 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Expense

The total interest expense, including amortization of debt issuance costs and commitment fees, associated with our senior convertible notes, term loan B credit facility, and revolving credit facility for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible notes - coupon interest	$750	$750	$1,500	$1,500
Convertible notes - amortization of debt discount	2,288	2,141	4,513	4,223
Convertible notes - amortization of debt issuance costs	283	265	559	523

Term loan B credit facility - cash interest	$4,692	$5,087	$9,174	$6,876
Term loan B credit facility - amortization of debt issuance costs and debt discount	412	429	817	563
Term loan B credit facility - loss on extinguishment	—	518	—	518

Revolving credit facility - cash interest	$965	$—	$1,831	$—
Revolving credit facility - commitment fees	59	213	116	349
Revolving credit facility - amortization of debt issuance costs	290	288	575	984

Other	$187	$146	$469	$211

Total interest expense	$9,926	$9,837	$19,554	$15,747

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

This business combination was accounted for under the acquisition method of accounting, resulting in the total preliminary purchase price being allocated to the assets acquired and liabilities assumed according to their fair values at the date of acquisition as follows (in thousands):

Current assets	$38,839
Property and equipment	2,286
Non-current assets	6,293
Intangible assets	76,572
Goodwill	140,770

Total assets acquired	264,760

Liabilities assumed - current	(43,207)
Liabilities assumed - non-current	(40,055)

Net assets acquired	$181,498

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

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives, which were determined based on the period during which the assets are expected to contribute directly or indirectly to our future cash flows, consisted of the following:

		Weighted-Average
	Amount	Useful Life
	(In thousands)	(Years)
Customer relationships	$18,216	15.0
Technology	42,290	8.0
Trade names	16,066	8.0

Total acquired identifiable intangible assets	$76,572

Acquired liabilities include a pre-existing contingent consideration arrangement based upon certain net results (net income). The fair value of the contingent consideration at the time of acquisition was €1.3 million ($1.5 million). The contingent consideration is revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. There was no change in the Euro fair value of the contingent consideration subsequent to the date of the acquisition of incadea through June 30, 2015.

The results of incadea were included in our consolidated statement of operations from January 9, 2015, the date of acquisition. Incadea revenue and loss from operations were $27.7 million and $9.8 million, respectively, from the date of acquisition through June 30, 2015.

We expensed approximately $3.2 million of professional fees associated with the acquisition for the six months ended June 30, 2015.

Unaudited Pro Forma Summary of Operations

The accompanying unaudited pro forma summary represents our consolidated results of operations as if the 2015 acquisition of incadea had been completed as of January 1, 2014, and the 2014 acquisitions of Dealer.com and ASR Pro had been completed as of January 1, 2013. The unaudited pro forma financial results for 2015 reflect the results for the three and six months ended June 30, 2015, as well as the effects of the pro forma adjustments for the stated transactions that occurred in 2015. The unaudited pro forma financial results for 2014 reflect the results for the three and six months ended June 30, 2014, as well as the effects of the pro forma adjustments for the stated transactions that occurred in both 2015 and 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net revenue	$269,458	$237,166	$522,212	$452,077
Net loss	(8,978)	(3,807)	(24,599)	(31,675)
Basic net loss per share	(0.16)	(0.07)	(0.45)	(0.59)
Diluted net loss per share	(0.16)	(0.07)	(0.45)	(0.59)

13. Accrued Liabilities – Other

A summary of the components of accrued liabilities – other as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Professional fees	$9,746	$7,143
Interest payable	5,733	6,069
Digital marketing - advertising and direct service costs	1,998	6,021
Acquired contingent consideration	5,417	5,250
Acquisition related compensation	—	2,615
Customer deposits	3,304	2,903
Sales taxes	2,166	2,453
Revenue share	1,264	1,212
Computer and office equipment, furniture and fixtures	407	1,174
Income taxes payable	13,570	458
State DMV transaction fees	1,043	756
Other	13,859	7,540

Total accrued liabilities – other	$58,507	$43,594

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(9,296)	$(1,375)	$(32,024)	$(13,017)

Denominator:
Weighted average common stock outstanding (basic)	54,936	53,642	54,690	50,514
Common equivalent shares from stock based awards	—	—	—	—
Potential common shares related to convertible senior notes	—	—	—	—
Potential common shares related to warrants	—	—	—	—

Weighted average common stock outstanding (diluted)	54,936	53,642	54,690	50,514

Basic net loss per share	$(0.17)	$(0.03)	$(0.59)	$(0.26)
Diluted net loss per share	$(0.17)	$(0.03)	$(0.59)	$(0.26)

The following is a summary of the weighted shares outstanding during the respective periods that have been excluded from the diluted net loss per share calculation because the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	2,751	3,174	2,758	3,276
Restricted stock units	1,014	879	965	904
Performance stock units	179	331	177	474
Senior convertible notes	5,353	731	5,353	1,067
Warrants related to senior convertible notes	—	—	—	56

Total antidilutive awards	9,297	5,115	9,253	5,777

In regards to our senior convertible notes, it is our intent to settle the par value of the notes in cash, and we expect to have the liquidity to do so. As a result, there is no potential impact to diluted earnings per share except when the average share price of our common stock for the respective periods exceeds the conversion price of $37.37, with additional dilution if the average share price exceeds the warrant strike price of $46.18. Due to the Merger and the timing of the notice of the Merger, until the consummation of the Merger, we are deemed to have elected physical settlement (with any fractional shares paid in cash). As a result, 5.4 million shares would have been included in our diluted net loss per share calculation for the three and six months ended June 30, 2015, however, due to the net loss for the respective periods, they were excluded from the diluted net loss per share calculations as they were antidilutive.

For the three and six months ended June 30, 2015, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.9 million shares and 0.7 million shares to our diluted net loss per share calculation for the respective periods. However, due to the net loss for the respective periods, the 0.9 million shares and 0.7 million shares were excluded from the diluted net loss per share calculations as they were antidilutive. For the three and six months ended June 30, 2014, the average share price of our common stock exceeded the conversion price of $37.37, which resulted in additional dilution of 0.7 million shares and 1.1 million shares to our diluted net loss per share calculation for the respective periods. However, due to the net loss for the respective periods, the 0.7 million shares and 1.1 million shares were excluded from the diluted net loss per share calculations as they were antidilutive.

For the three and six months ended June 30, 2015, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no additional impact to diluted net loss per share for the period. For the three months ended June 30, 2014, the average share price of our common stock did not exceed the warrant strike price of $46.18, and therefore there was no impact to diluted net loss per share for the three months ended June 30, 2014.

For the six months ended June 30, 2014, the average share price of our common stock exceeded the warrant strike price of $46.18, which resulted in additional dilution of 0.1 million shares to our diluted net loss per share calculation for the period. However, due to the net loss for the period, the 0.1 million shares were excluded from the diluted net loss per share calculation as they were antidilutive.

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

The following summarizes stock-based compensation expense by expense category for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$345	$249	$672	$525
Research and development	922	753	1,845	1,505
Selling, general and administrative	4,110	3,291	8,175	6,386

Total stock-based compensation expense	$5,377	$4,293	$10,692	$8,416

16. Income Taxes

We file a consolidated U.S. Federal income tax return and tax returns in various state and local jurisdictions. Certain of our subsidiaries also file tax returns in non-domestic jurisdictions within North America, Latin America, Europe, Asia and the South Pacific.

The total liability recorded for uncertain tax positions that would affect our effective tax rate upon resolution of the uncertain tax position, as of June 30, 2015 and December 31, 2014, was $2.7 million and $1.2 million, respectively.

Interest and penalties, if any, related to tax positions taken in our tax returns are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of June 30, 2015 and December 31, 2014, accrued interest and penalties related to tax positions taken on our tax returns were approximately $0.6 million and $0.2 million, respectively.

The effective tax rate for the three and six months ended June 30, 2015 was 10.1% and 23.5%, respectively, and for the three and six months ended June 30, 2014 was 67.0% and 36.3%, respectively. The decrease in the effective tax rate is due to the change in the mix of earnings between jurisdictions, including the impact from incadea, and the timing of discrete tax benefits and expenses, including impacts from the acquisition of incadea and state apportionment rate changes.

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

As of June 30, 2015, we have not accrued any amounts related to this assessment as we believe that our position on this matter is correct. We have estimated that potential additional assessments of $0.9 million (including interest) may exist for periods after the assessment period based upon a calculation consistent with the pending assessment. We are unable to estimate an amount for penalties due, if any.

Employment Agreements

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $11.8 million as of June 30, 2015, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $4.2 million as of June 30, 2015.

Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of business, none of which are expected to have a material adverse effect on our financial position, results of operations or cash flows. There are no litigation matters exclusive of those arising in connection with the ordinary course of our business, except as set forth under the caption “Litigation Relating to the Pending Cox Automotive Acquisition” below.

Litigation Relating to the Pending Cox Automotive Acquisition

Following the announcement that the company had entered into the Merger Agreement on June 12, 2015, on July 6, 2015, Jeremy Hoff, a purported stockholder of the company, filed a putative stockholder class action complaint (Hoff Complaint) in the Court of Chancery of the State of Delaware against the members of the Board of Directors, the company, Cox Automotive and Runway. The Hoff Complaint alleges that, among other things, (i) each member of the Board of Directors breached his or her fiduciary duties to the company’s stockholders in connection with the Merger and related transactions and (ii) Runway and Cox Automotive allegedly aided and abetted those breaches. The suit seeks, among other things, declaration as a class action, an order enjoining the Offer, rescission of the Offer if it has already been consummated or the award of rescissory damages, an accounting by defendants to plaintiff and other members of the class for all damages allegedly caused by them and an award of the costs related to the action, including attorneys’ and experts’ fees. On July 15, 2015, the Hoff Complaint was withdrawn.

On July 15, 2015, Henry L. Reiferson, a purported stockholder of the company, filed a putative stockholder class action complaint (Reiferson Complaint) in the Court of Chancery of the State of Delaware against the members of the Board of Directors, the company, Cox Automotive and Runway. The substantive allegations contained in the Reiferson Complaint are identical to those set forth in the Hoff Complaint. On July 18, 2015, the parties named in the Reiferson Complaint entered into a memorandum of understanding (Memorandum of Understanding) to settle the Reiferson Complaint. The Memorandum of Understanding provides that, among other things, the company would make supplemental disclosures concerning the circumstances leading up to the Offer. Such additional disclosures are contained in Amendment No. 3 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the U.S. Securities and Exchange Commission on June 26, 2015.

The company and the Board of Directors believe the allegations are without merit. However, a negative outcome in the suit could have a material adverse effect on the company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. The company is not currently able to predict the outcome of the suit with any certainty. Additional suits arising out of or relating to the Merger and related transactions may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the company will not necessarily announce such additional filings.

18. Interim Financial Data by Segment

Subsequent to the acquisition of incadea, we report our operations in two reportable segments: (i) U.S. & Canada and (ii) International. Our reportable segments are consistent with our operating segments. For our U.S. & Canada segment, refer to Note 1 and 2 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the basis of presentation and business description. Our International segment is the result of our acquisition of incadea on January 9, 2015. This segment consists of international services revenue earned from international solutions including dealer management, business intelligence and customer and vehicle relationship management systems, which are used by dealerships affiliated with multinational car manufacturers (OEMs). Our international solutions are based on a single global platform with significant auto industry and OEM specializations built on top of proven Microsoft technology.

The segment information provided is being reported consistent with our method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our revenue by segment for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$ Amount	% of Total Revenue	$ Amount	% of Total Revenue	$ Amount	% of Total Revenue	$ Amount	% of Total Revenue
U.S. & Canada	$254,307	94%	$224,767	100%	$494,537	95%	$383,575	100%
International	15,151	6%	—	0%	27,675	5%	—	0%

Total net revenue	$269,458	100%	$224,767	100%	$522,212	100%	$383,575	100%

No country outside of the United States exceeded 10% of total revenue for the three and six months ended June 30, 2015. Revenue from Canada was 8% of total revenue for both the three and six months ended June 30, 2014.

Supplemental disclosure of revenue by service type for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Subscription services revenue	$103,066	$91,485	$203,349	$153,454
Transaction services revenue	93,739	87,381	178,236	165,116
Advertising and other revenue	57,502	45,901	112,952	65,005

Total U.S. & Canada revenue	$254,307	$224,767	$494,537	$383,575

International services revenue	15,151	—	27,675	—

Total net revenue	$269,458	$224,767	$522,212	$383,575

The reconciliation of segment loss from operations to our consolidated loss before the benefit from income taxes for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. & Canada (1)	$36	$3,533	$(12,050)	$(19,100)
International	(3,480)	—	(9,833)	—

(Loss) income from operations	$(3,444)	$3,533	$(21,883)	$(19,100)

Unallocated amounts
Interest income	$10	$100	$81	$200
Interest expense	(9,926)	(9,837)	(19,554)	(15,747)
Other income (expense), net	570	129	(5,142)	838
Gain on sale of investment	—	—	—	9,828
Earnings from equity method investment, net	2,446	1,907	4,646	3,532

Loss before benefit from income taxes, net	$(10,344)	$(4,168)	$(41,852)	$(20,449)

(1)	Includes $1.3 million and $3.8 million of costs incurred in conjunction with international segment integration activities for the three and six months ended June 30, 2015, respectively.

Total assets by segment as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
U.S. & Canada	$2,093,811	$2,361,075
International	247,681	—

Total assets	$2,341,492	$2,361,075

Long-lived assets held in Canada and countries included in our international segment were $241.2 million and $32.3 million as of June 30, 2015 and December 31, 2014, respectively, representing 10% and 1% of total assets, respectively. There were no long-lived assets in any country outside of the United States that exceeded 10% of total assets as of June 30, 2015 or December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Any statements that do not relate to historical or current facts or matters are forward-looking statements. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements include:

•	Risks and uncertainties related to the pending merger with Cox Automotive, including the uncertainty of regulatory approvals, the parties’ ability to satisfy the tender offer and merger agreement conditions and consummate the transactions;

•	increased competitive pressure from other industry participants, including AutoTrader, CDK Global (formerly ADP), CUDL, Dominion Dealer Solutions, Open Dealer Exchange, Reynolds and Reynolds, RouteOne, and Solera Holdings;

•	economic trends that affect the automotive retail industry or the indirect automotive financing industry including the number of new and used cars sold;

•	credit availability;

•	reductions in automotive dealerships;

•	the impact of some vendors of software products for automotive dealers making it more difficult for Dealertrack’s customers to use Dealertrack’s solutions and services;

•	security breaches, interruptions, failures and/or other errors involving Dealertrack’s systems or networks;

•	the failure or inability to execute any element of Dealertrack’s business strategy, including selling additional products and services to existing and new customers;

•	Dealertrack’s success in implementing an ERP and CRM system;

•	the volatility of Dealertrack’s stock price;

•	new regulations or changes to existing regulations;

•	Dealertrack’s success in expanding its customer base and product and service offerings, the impact of recent economic trends, and difficulties and increased costs associated with raising additional capital;

•	the impairment of intangible assets, such as trademarks and goodwill;

•	the possibility that the expected benefits of our acquisitions, including incadea, may not materialize as expected;

•	failure to successfully integrate the business, infrastructure and employees of acquisitions, including incadea;

•	and other risks listed in Dealertrack’s reports filed with the SEC, including in the sections entitled “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.

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

Overview

Dealertrack Technologies’ web-based software solutions and services enhance efficiency and profitability for all major segments of the automotive retail industry, including dealers, lenders, OEMs, third-party retailers, aftermarket providers and other service providers. Dealertrack operates the largest online credit application networks in the United States and Canada. We believe we deliver the industry’s most comprehensive solution set, including:

•	Digital Marketing solutions, which provide websites, digital advertising, and other digital marketing offerings to assist dealers in achieving higher lead conversion rates by helping to optimize the number of shoppers to their websites;

•	Dealer Management solutions, which provide franchised and independent dealers with a powerful dealer management systems (DMS) featuring easy-to-use tools and real-time data access to enhance their efficiency;

•	F&I solutions, which allow dealers to streamline the in-store and online sales and financing processes as they structure deals from a single integrated platform;

•	Inventory solutions, which provide vehicle inventory management and transportation offerings to help dealers accelerate used-vehicle turn rates and assist with the facilitation of vehicle delivery;

•	Registration & Titling solutions, which include online and cross-state vehicle registration services; and

•	Collateral Management solutions, which include electronic lien and titling applications and service, title and collateral administration, as well as our digital contracting processing services.

Executive Summary

Selected highlights of our consolidated operations for the three months ended June 30, 2015 as compared to the same period in 2014 are as follows:

•	Revenue for the three months ended June 30, 2015 was $269.5 million, an increase of $44.7 million from the three months ended June 30, 2014.

•	Net loss for the three months ended June 30, 2015 was $(9.3) million as compared to $(1.4) million for the three months ended June 30, 2014.

Selected highlights of our consolidated operations for the six months ended June 30, 2015 as compared to the same period in 2014 are as follows:

•	Revenue for the six months ended June 30, 2015 was $522.2 million, an increase of $138.6 million from the six months ended June 30, 2014.

•	Net loss for the six months ended June 30, 2015 was $(32.0) million as compared to $(13.0) million for the six months ended June 30, 2014.

•	On June 12, 2015, we entered into an Agreement and Plan of Merger with Cox Automotive, Inc. and Runway Acquisition Co., a wholly owned subsidiary of Cox Automotive, Inc. See “Pending Cox Automotive Acquisition” below for further information.

•	On January 9, 2015, we completed the acquisition of more than 99% of the voting equity of incadea, a leading provider of DMS software and services to the global automotive retail market. We subsequently made the final disbursements related to the acquisition and acquired the remaining 1% of the outstanding voting equity which resulted in us acquiring all of the total voting equity in incadea. See Note 12 to the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Pending Cox Automotive Acquisition

On June 12, 2015, the company entered into an Agreement and Plan of Merger (Merger Agreement) with Cox Automotive, Inc., a Delaware corporation (Cox Automotive), and Runway Acquisition Co. (Runway), a wholly owned subsidiary of Cox Automotive, pursuant to which Runway will, on the terms and subject to the conditions set forth therein, conduct a tender offer for all of the company’s common stock and then merge (the Merger) with and into the company.

Pursuant to the Merger Agreement, Runway commenced a tender offer (Offer) on June 26, 2015 to acquire all outstanding shares of the company’s common stock at a purchase price of $63.25 per share (Offer Price), net to the seller in cash, without interest, less any required withholding taxes. The initial expiration date for the tender offer was 12:00 midnight, New York City time, on July 24, 2015, which has been extended to 12:00 midnight, New York City time, on August 21, 2015, and is subject to further extension in certain circumstances as required or permitted by the Merger Agreement.

The tender offer is subject to customary conditions, including, among other things, (i) that the Merger Agreement has not been terminated in accordance with its terms, (ii) that the number of shares of the company’s common stock validly tendered in accordance with the terms of the tender offer and not validly withdrawn, together with any shares of the company’s common stock then owned by Cox Automotive or its subsidiaries, shall equal at least a majority of the outstanding shares of the company’s common stock, (iii) that any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder shall have expired or otherwise been terminated and (iv) that no governmental authority shall have enacted any law or order which makes the tender offer or the Merger illegal or otherwise prohibits the consummation of the tender offer or the Merger. On July 23, 2015, the company and Cox Automotive received from the Antitrust Division of the U.S. Department of Justice a Request for Additional Information and Documentary Material (Second Request) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the Offer. As a result of the Second Request, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the purchase of the shares in the Offer has been extended until 11:59 p.m., New York City time on the 10th calendar day following the date of Cox Automotive’s substantial compliance with its Second Request, unless such waiting period is earlier terminated by the government.

Following completion of the tender offer, Runway will merge with and into the company, with the company as the surviving corporation and as a wholly owned subsidiary of Cox Automotive. The Merger Agreement provides that the Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware and there will be no stockholder vote required to consummate the Merger. In the Merger, (i) each outstanding share of our common stock, other than shares held by us, Cox Automotive, Runaway or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law, will be converted into the right to receive cash in the amount equal to the Offer Price, subject to any required withholding of taxes and without interest and (ii) issued and outstanding stock options, restricted stock units, and performance stock units covering the company’s common stock will vest and be exchanged for the Offer Price.

The Merger is subject to customary closing conditions, including the following: (i) Runway having accepted for payment all shares of the company’s common stock validly tendered and not withdrawn in the tender offer and (ii) no governmental authority having enacted any law or order which makes the Merger illegal or otherwise prohibits the consummation of the Merger.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. Upon the termination of the Merger Agreement, under specified circumstances, the company will be required to pay Cox Automotive a termination fee of $118.0 million. The Merger Agreement also provides that Cox Automotive will be required to pay the company a reverse termination fee of $118.0 million under specified circumstances set forth in the Merger Agreement.

The acquisition is expected to close in the third quarter of 2015.

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

The following table consists of our non-GAAP financial measures and certain other business statistics that management continually monitors (amounts in thousands are GAAP net loss, adjusted EBITDA, adjusted net income, capital expenditures and transactions processed):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss (GAAP)	$(9,296)	$(1,375)	$(32,024)	$(13,017)

Financial Measures and Other Business Statistics (Non-GAAP):
Adjusted EBITDA (non-GAAP) (1)	$54,813	$50,121	$94,628	$80,636
Adjusted net income (non-GAAP) (1)	$18,590	$22,427	$28,908	$33,915

Capital expenditures, software and website development costs	$22,635	$24,836	$51,484	$47,395

Subscribing dealers in U.S. and Canada as of end of the period (2)	24,883	23,876	24,883	23,876
Average monthly subscription revenue per subscribing dealership (3)	$1,310	$1,218	$1,300	$1,098

Active dealers in our U.S. network as of end of the period (4)	20,602	20,670	20,602	20,670
Active lenders in our U.S. network as of end of the period (5)	1,573	1,468	1,573	1,468
Active lender to dealer relationships as of end of the period (6)	210,570	201,240	210,570	201,240

Transactions processed (7)	32,348	30,669	62,900	59,229
Average transaction price (8)	$2.91	$2.89	$2.86	$2.83
Transaction revenue per car sold (9)	$8.91	$8.68	$10.04	$9.70

Active dealerships on advertising platform as of end of the period (10)	6,938	7,031	6,938	7,031
Average monthly advertising spend per dealer rooftop (11)	$2,333	$1,826	$2,292	$1,797

28

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

The following table sets forth the reconciliation of adjusted EBITDA, a non-GAAP financial measure, from net loss, our most directly comparable financial measure, in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss (GAAP)	$(9,296)	$(1,375)	$(32,024)	$(13,017)
Interest income	(10)	(100)	(81)	(200)
Interest expense – cash	6,653	6,197	13,090	8,937
Interest expense – non-cash (12)	3,273	3,640	6,464	6,810
Benefit from income taxes, net	(1,048)	(2,793)	(9,828)	(7,432)
Depreciation of property and equipment and amortization of capitalized software and website costs	16,461	11,941	32,357	22,536
Amortization of acquired identifiable intangibles	23,140	20,940	46,341	41,636

EBITDA (non-GAAP)	39,173	38,450	56,319	59,270
Adjustments:
Stock-based compensation	5,377	4,293	10,692	8,416
Contra-revenue (13)	625	1,375	2,111	2,532
Integration and other related costs (14)	5,138	3,542	10,851	9,334
Acquisition-related and other professional fees (14)	3,878	900	13,348	7,874
Acquisition-related contingent consideration changes and compensation expense, net (15)	185	1,014	433	1,943
Gain on sale of investment	—	—	—	(9,828)
Amortization of equity method investment basis difference (16)	437	547	874	1,095

Adjusted EBITDA (non-GAAP)	$54,813	$50,121	$94,628	$80,636

The following table sets forth the reconciliation of adjusted net income, a non-GAAP financial measure, from net loss, our most directly comparable financial measure in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss (GAAP)	$(9,296)	$(1,375)	$(32,024)	$(13,017)
Adjustments:
Interest expense – non-cash (not tax-impacted) (12)	3,273	3,640	6,464	6,810
Amortization of acquired identifiable intangibles	23,140	20,940	46,341	41,636
Stock-based compensation	5,377	4,293	10,692	8,416
Contra-revenue (13)	625	1,375	2,111	2,532
Integration and other related costs (14)	5,329	3,542	11,042	10,023
Acquisition-related and other professional fees (14)	3,878	900	13,423	7,874
Acquisition-related contingent consideration changes and compensation expense, net (15)	185	1,014	433	1,943
Amortization of equity method investment basis difference (16)	437	547	874	1,095
Gain on sale of investment	—	—	—	(9,828)
Tax impact of adjustments (17)	(14,358)	(12,449)	(30,448)	(23,569)

Adjusted net income (non-GAAP)	$18,590	$22,427	$28,908	$33,915

(2)	Represents the number of dealerships in the U.S. and Canada with one or more active subscriptions at the end of a given period. Subscriptions to Dealertrack CentralDispatch have been excluded as these customers include brokers and carriers in addition to dealers.

(3)	Represents dealer-based subscription services revenue, including subscription revenue from partners who include our solutions in their dealer offerings, divided by average subscribing dealers for a given period in the U.S. and Canada. Revenue used in the calculation adds back (excludes) subscription related contra-revenue. In addition, subscribing dealers and subscription services revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

(4)	We consider a dealer to be active in our U.S. network as of a date if the dealer completed at least one revenue-generating credit application processing transaction using the U.S. Dealertrack network during the most recently ended calendar month. The number of active U.S. dealers is based on the number of dealer accounts as communicated by lenders on the U.S. Dealertrack network.

(5)	We consider a lender to be active in our U.S. network as of a date if it is accepting credit application data electronically from U.S. dealers in the U.S. Dealertrack network.

(6)	Each lender to dealer relationship represents a pair between an active U.S. lender and an active U.S. dealer at the end of a given period.

(7)	Represents revenue-generating transactions processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks at the end of a given period.

(8)	Represents the average revenue earned per transaction processed in the U.S. Dealertrack, Dealertrack Aftermarket Services, Registration and Titling Solutions, Collateral Management Solutions and Dealertrack Canada networks during a given period. Revenue used in the calculation adds back (excludes) transaction related contra-revenue.

(9)	Represents transaction services revenue divided by our estimate of total new and used car sales for the period in the U.S. and Canada. Revenue used in this calculation adds back (excludes) transaction related contra-revenue. Commencing in January 2015, an internal estimate replaced a previous third-party source for used car sales, which became no longer available.

(10)	We consider a dealership to be active on our advertising platforms as of a date if they incurred advertising spend in that month. The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 110 dealerships that were part of a short term campaign at June 30, 2015.

(11)	Represents advertising services revenue divided by average active dealerships on our advertising platforms for a given period.

(12)	Represents interest expense relating to the amortization of deferred financing costs and debt discount in connection with the senior convertible notes, term loan B credit facility, and revolving credit facility.

(13)	For further information, please refer to Note 18 and Note 19 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(14)	The adjustment for adjusted net income exceeds the adjustment for adjusted EBITDA as a result of accelerated amortization charges relating to internally developed software, which are included in the depreciation adjustment within the adjusted EBITDA reconciliation, as well as integration items and acquisition items with an interest component, which are included in the interest adjustment within the adjusted EBITDA reconciliation. The adjustment for adjusted EBITDA and adjusted net income includes foreign exchange losses resulting from the funding of the incadea acquisition.

(15)	Represents the change in the acquisition-related contingent consideration from acquisitions and other additional acquisition-related compensation charges.

(16)	Represents amortization of the basis difference between the book basis of the Chrome assets contributed to the Chrome Data Solutions joint venture and the fair value of the investment in Chrome Data Solutions.

(17)	The tax impact of adjustments for the three and six months ended June 30, 2015 are based on a blended tax rate of 36.8% and 35.9%, respectively, applied to taxable adjustments. Additionally, the tax impact of adjustments for the three and six months ended June 30, 2015 includes $0.3 million and $1.5 million, respectively, of discrete deferred tax adjustments related to the acquisition of incadea and state apportionment rate changes. The blended tax rates are based upon the statutory tax rates of 38.6%, 26.5%, 25.0% and 33.0% applied to the adjustments for the various countries.

The tax impact of adjustments for the three and six months ended June 30, 2014 are based on a blended tax rate of 38.5% and 38.6%, respectively, applied to taxable adjustments other than gain on sale of investment which is based on an effective tax rate of 31.0%. Additionally, the tax impact of the adjustments for the three and six months ended June 30, 2014 includes $0.1 million and $1.7 million, respectively, of incremental deferred taxes related to the acquisition of Dealer.com. The blended tax rates are based upon the statutory tax rates of 38.7% and 26.5% applied to the adjustments for U.S. and Canada, respectively.

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

Acquisition of incadea

On January 9, 2015, we completed the acquisition of more than 99% of the voting equity of incadea. We subsequently made the final disbursements related to the acquisition and acquired the remaining 1% of the outstanding voting equity which resulted in us acquiring all of the total voting equity in incadea. Total consideration was £120.3 million ($181.5 million). Incadea is a leading provider of DMS software and services to the global automotive retail market. The acquisition expands our addressable market of software solutions to grow the existing global customer base.

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

In connection with our July 1, 2014 acquisition of substantially all of the assets of ASR Pro, LLC (ASR Pro), a portion of the purchase price included contingent consideration of up to $3.0 million that will be payable in 2017 based upon the achievement of certain revenue performance targets in 2015 and 2016. The fair value of the contingent consideration is determined based upon probability-weighted revenue forecasts for the underlying period. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. We recorded expense of $0.3 million for the six months ended June 30, 2015 as a result of the increase in the estimated settlement of the contingent consideration from the estimated amount of $2.1 million as of December 31, 2014.

In connection with our January 2015 acquisition of incadea, we acquired a pre-existing contingent consideration liability of up to €4.4 million, of which portions are payable in 2015, 2016, and 2017 based upon certain net results (net income). The fair value of the contingent consideration is determined based upon probability-weighted forecasts of net results for the underlying periods. The contingent consideration will be revalued each reporting period, until settled, with the resulting gains or losses recorded in the consolidated statements of operations. The fair value at the time of acquisition was €1.3 million ($1.5 million). There was no change in the fair value of the contingent consideration subsequent to the date of the acquisition of incadea through June 30, 2015. As of June 30, 2015, the fair value was €1.3 million ($1.4 million).

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

For multiple-element arrangements in which vendor-specific objective evidence (VSOE) for post-contract services (PCS) has been established, and it is reasonably assured that no loss will be incurred under the arrangement, licenses and professional services are considered a single element and are accounted for using contract accounting, with revenue and margin being recognized as directly attributable costs are incurred. PCS services (generally support and maintenance services) are recognized ratably over the contractual period.

For multiple-element arrangements in which VSOE for PCS has not been established, and it is reasonably assured that no loss will be incurred under the arrangement, revenue is recognized pursuant to the zero gross margin method. Under this method, revenue recognition is limited to the directly attributable costs incurred, and no margin is recognized for any element until the only remaining elements are PCS. Any deferred margin is then recognized over the remaining contractual period.

We have established VSOE for PCS in substantially all of the countries in which we do business. Revenue recognized under the zero gross margin method is insignificant.

We have concluded that VSOE for maintenance and support services exists based principally on the “bell-shaped curve” approach. VSOE for maintenance and support services is based upon an assessment per customer class, which were stratified based upon geographical regions.

We separately sell support and maintenance services upon the expiration of the initial contractual periods included in an initial sales arrangement. The population of support and maintenance renewals, which consist of actual sales prices charged to customers for support and maintenance renewals, was used as the population to establish VSOE of fair value for support and maintenance services through the use of the bell-shaped curve approach.

For certain countries in which we have commenced business more recently, we determined that we had VSOE of fair value for PCS services through substantive stated renewal rates on a contractual basis. Renewal rates for PCS services were determined to be substantive, through their consistency with similar service offerings in other contracts, and our history of renewals at stated contract rates.

In instances in which VSOE was determined using the bell-shaped curve approach, we assessed each significant market to determine if a substantial majority (generally greater than 70-75% of the support renewal prices) of the transactions are priced within a reasonably narrow range (generally plus or minus 15-20% from the median price).

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

Our revenue is generated from customers in the automotive retail industry. As of June 30, 2015 and December 31, 2014, one customer accounted for 10% and 11% of our accounts receivable, respectively. For the three and six months ended June 30, 2015 and 2014, no customer accounted for more than 10% of our revenue.

Related Party Transactions

We own a 50% interest in Chrome Data Solutions. We incur an annual data license fee payable to Chrome Data Solutions of $0.5 million, which is recorded as cost of revenue. In addition, we both provide services to and receive services from Chrome Data Solutions in the normal course of business, which results in the payment and receipt of insignificant amounts.

Results of Operations

The following is a discussion of the results of our consolidated operations for the three and six months ended June 30, 2015 and 2014. For a discussion of our operations by segment, see “Analysis of Reportable Segments.”

The following table sets forth, for the periods indicated, the consolidated statements of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue	$ Amount	% of Net Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Consolidated Statements of Operations Data:
Net revenue	$269,458	100%	$224,767	100%	$522,212	100%	$383,575	100%

Operating expenses:
Cost of revenue	149,227	55%	119,461	53%	292,695	56%	209,368	55%
Research and development	35,069	13%	27,136	12%	68,329	13%	51,184	13%
Selling, general and administrative	88,606	33%	74,637	33%	183,071	35%	142,123	37%

Total operating expenses	272,902	101%	221,234	98%	544,095	104%	402,675	105%

(Loss) income from operations	(3,444)	(1)%	3,533	2%	(21,883)	(4)%	(19,100)	(5)%
Interest income	10	0%	100	0%	81	0%	200	0%
Interest expense	(9,926)	(4)%	(9,837)	(5)%	(19,554)	(4)%	(15,747)	(4)%
Other income (expense), net	570	0%	129	0%	(5,142)	(1)%	838	0%
Gain on sale of investment	—	—%	—	—%	—	—%	9,828	3%
Earnings from equity method investment, net	2,446	1%	1,907	1%	4,646	1%	3,532	1%
Loss before benefit from income taxes, net	(10,344)	(4)%	(4,168)	(2)%	(41,852)	(8)%	(20,449)	(5)%
Benefit from income taxes, net	1,048	1%	2,793	1%	9,828	2%	7,432	2%

Net loss	$(9,296)	(3)%	$(1,375)	(1)%	$(32,024)	(6)%	$(13,017)	(3)%

Consolidated Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues. Revenues for the three months ended June 30, 2015 were $269.5 million, an increase of $44.7 million, or 20%, as compared to $224.8 million for the same period in 2014. The increase included revenue from the acquisition of incadea on January 9, 2015, which added revenue of $15.2 million to the three months ended June 30, 2015. In addition, subscription revenue, transaction revenue, and advertising and other revenue all increased. Subscription revenue increased from additional revenue from ASR Pro, organic growth, increases in the number of subscribing dealers, and increased average monthly subscription revenue per subscribing dealer. Transaction revenue increased as a result of an increase in the total number of transactions processed and an increase in the average transaction price. Advertising and other revenue increased primarily from increases in the average advertising spend per dealer rooftop from our digital marketing solution. See “Analysis of Reportable Segments” below for further detail.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2015 was $149.2 million, an increase of $29.8 million, or 25%, as compared to the same period in 2014. The increase was primarily due to additional compensation and related benefit costs resulting from additional team members, and the increase in the average compensation and related benefit cost per team member. The increase was also due to increased direct costs of revenue from increased digital marketing solution revenues and the incadea acquisition, as well as technology expenses, including technology consulting and other related expenses. In addition, there was increased depreciation expense and amortization of software development costs and intangible assets primarily from the acquisition of ASR Pro and incadea.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2015 was $35.1 million, an increase of $7.9 million, or 29%, as compared to the same period in 2014. The increase was primarily due to additional compensation and related benefit costs resulting from additional team members, and the increase in the average compensation and related benefit cost per team member.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2015 was $88.6 million, an increase of $14.0 million, or 19% as compared to the same period in 2014. The increase was primarily due to additional compensation and related benefit costs resulting from additional team members, and the increase in the average compensation and related benefit cost per team member. There were also increases in transaction related costs, including those related to the pending Merger Agreement with Cox Automotive, and professional fees.

Interest Expense. Interest expense for the three months ended June 30, 2015 increased by $0.1 million, or 1%, as compared to the same period in 2014. The following table sets forth the interest expense components for the period:

	Three Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Convertible notes - coupon interest	$750	$750	$—	—%
Convertible notes - amortization of debt discount	2,288	2,141	147	7%
Convertible notes - amortization of debt issuance costs	283	265	18	7%

Term loan B credit facility - cash interest	$4,692	$5,087	$(395)	(8)%
Term loan B credit facility - amortization of debt issuance costs and debt discount	412	429	(17)	(4)%
Term loan B credit facility - loss on extinguishment	—	518	(518)	(100)%

Revolving credit facility - cash interest	$965	$—	$965	100%
Revolving credit facility - commitment fees	59	213	(154)	(72)%
Revolving credit facility - amortization of debt issuance costs	290	288	2	1%

Other	$187	$146	$41	28%

Total	$9,926	$9,837	$89	1%

Earnings from Equity Method Investment, Net. Net earnings from our equity method investment for the three months ended June 30, 2015 increased by $0.5 million, or 28%, as compared to the same period in 2014.

The net earnings from the Chrome Data Solutions joint venture for the three months ended June 30, 2015 consisted of our 50% share of the joint venture net income of $2.9 million, which was reduced by approximately $0.4 million of basis difference amortization. The net earnings from the Chrome Data Solutions joint venture for the three months ended June 30, 2014 consisted of our 50% share of the joint venture net income of $2.5 million, which was reduced by approximately $0.5 million of basis difference amortization.

Benefit from Income Taxes. The effective tax rate for the three months ended June 30, 2015 and 2014 was 10.1% and 67.0%, respectively. The effective tax rate for the three months ended June 30, 2015 is impacted by the change in the mix of earnings between jurisdictions, including the impact from incadea, and discrete tax expenses, including state apportionment rate changes.

Six Months Ended June 30, 2015 and 2014

Revenues. Revenues for the six months ended June 30, 2015 were $522.2 million, an increase of $138.6 million, or 36%, as compared to $383.6 million for the same period in 2014. The increase included revenue from the acquisitions of Dealer.com on March 1, 2014 and incadea on January 9, 2015, which added revenue of $62.2 million (prior to comparability on March 1, 2015) and $27.7 million to the six months ended June 30, 2015, respectively. In addition, subscription revenue, transaction revenue, and advertising and other revenue all increased. Subscription revenue increased from additional revenue from Dealer.com and ASR Pro, organic growth, increases in the number of subscribing dealers, and increased average monthly subscription revenue per subscribing dealer. Transaction revenue increased as a result of an increase in the total number of transactions processed and an increase in the average transaction price. Advertising and other revenue increased primarily from the additional two months of revenue from our digital marketing solution, as well as increased average advertising spend per dealer rooftop from our digital marketing solution. See “Analysis of Reportable Segments” below for further detail.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2015 was $292.7 million, an increase of $83.3 million, or 40%, as compared to the same period in 2014. The increase was primarily due to additional compensation and related benefit costs resulting from additional team members, and the increase in the average compensation and related benefit cost per team member. The increase was also due to increased direct costs of revenue from our digital marketing solution and incadea acquisition, as well as technology expenses, including technology consulting and other related expenses. In addition, there was increased depreciation expense and amortization expense of intangibles and software development costs primarily from the additional two months of expense from our digital marketing solution and the acquisition of ASR Pro and incadea.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2015 was $68.3 million, an increase of $17.1 million, or 33%, as compared to the same period in 2014. The increase in was primarily due to additional compensation and related benefit costs resulting from additional team members, and the increase in the average compensation and related benefit cost per team member.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2015 was $183.1 million, an increase of $40.9 million, or 29% as compared to the same period in 2014. The increase was primarily due to additional compensation and related benefit costs resulting from additional team members, and the increase in the average compensation and related benefit cost per team member. There were also increases in professional fees, marketing expenses, depreciation expenses, and travel expenses.

Interest Expense. Interest expense for the six months ended June 30, 2015 increased by $3.8 million, or 24%, as compared to the same period in 2014. The following table sets forth the interest expense components for the period:

	Six Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Convertible notes - coupon interest	$1,500	$1,500	$—	—%
Convertible notes - amortization of debt discount	4,513	4,223	290	7%
Convertible notes - amortization of debt issuance costs	559	523	36	7%

Term loan B credit facility - cash interest	$9,174	$6,876	$2,298	33%
Term loan B credit facility - amortization of debt issuance costs and debt discount	817	563	254	45%
Term loan B credit facility - loss on extinguishment	—	518	(518)	(100)%

Revolving credit facility - cash interest	$1,831	$—	$1,831	100%
Revolving credit facility - commitment fees	116	349	(233)	(67)%
Revolving credit facility - amortization of debt issuance costs	575	984	(409)	(42)%

Other	$469	$211	$258	122%

Total	$19,554	$15,747	$3,807	24%

Other (Expense) Income, net. For the six months ended June 30, 2015, we had other expense, net of $5.2 million, compared to $0.8 million of other income, net for the same period in 2014. The expense was primarily the result of $6.3 million in foreign exchange losses resulting from the acquisition and financing of the incadea acquisition.

Gain on Sale of Investment. During the six months ended June 30, 2014, we recorded a gain of $9.8 million on the sale of our shares of TrueCar, Inc.

Earnings from Equity Method Investment, Net. Net earnings from our equity method investment for the six months ended June 30, 2015 increased by $1.1 million, or 32%, as compared to the same period in 2014.

The net earnings from the Chrome Data Solutions joint venture for the six months ended June 30, 2015 consisted of our 50% share of the joint venture net income of $5.5 million, which was reduced by approximately $0.9 million of basis difference amortization. The net earnings from the Chrome Data Solutions joint venture for the six months ended June 30, 2014 consisted of our 50% share of the joint venture net income of $4.6 million, which was reduced by approximately $1.1 million of basis difference amortization.

Benefit from Income Taxes. The effective tax rate for the six months ended June 30, 2015 and 2014 was 23.5% and 36.3%, respectively. The decrease in the effective tax rate is due to the change in the mix of earnings between jurisdictions, including the impact from incadea, and the timing of discrete tax benefits and expenses, including the impacts from the acquisition of incadea and state apportionment rate changes.

Analysis of Reportable Segments

The following is a discussion of the results of our operations by reportable segment for the three and six months ended June 30, 2015 and 2014.

Segment Revenues

Revenues by segment for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,				Variance
	2015	% of Total Revenue	2014	% of Total Revenue	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada	$254,307	94%	$224,767	100%	$29,540	13%
International	15,151	6%	—	—%	15,151	100%

Net revenue	$269,458	100%	$224,767	100%	$44,691	20%

	Six Months Ended June 30,				Variance
	2015	% of Total Revenue	2014	% of Total Revenue	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada	$494,537	95%	$383,575	100%	$110,962	29%
International	27,675	5%	—	—%	27,675	100%

Net revenue	$522,212	100%	$383,575	100%	$138,637	36%

Segment (Loss) Income from Operations

(Loss) income from operations by segment for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada	$36	0%	$3,533	2%	$(3,497)	(99)%
International	(3,480)	(23)%	—	—%	(3,480)	(100)%

Total (loss) income from operations	$(3,444)	(1)%	$3,533	2%	$(6,977)	(197)%

	Six Months Ended June 30,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada	$(12,050)	(2)%	$(19,100)	(5)%	$7,050	37%
International	(9,833)	(36)%	—	—%	(9,833)	(100)%

Total loss from operations	$(21,883)	(4)%	$(19,100)	(5)%	$(2,783)	(15)%

U.S. & Canada Segment

Revenue

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Subscription services revenue	$103,066	$91,485	$11,581	13%
Transaction services revenue	93,739	87,381	6,358	7%
Advertising and other revenue	57,502	45,901	11,601	25%

Total U.S. & Canada net revenue	$254,307	$224,767	$29,540	13%

Subscription Services Revenue.  The increase in subscription services revenue was primarily a result of additional subscription services revenue from the acquisition of ASR Pro in 2014, as well as from organic growth. The increase in subscription services revenue was also a result of the following changes in our key business metrics:

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,310	$1,218	$92	8%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,883	23,876	1,007	4%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 8% and 4%, respectively. ASR Pro contributed $1.5 million to subscription services revenue for the three months ended June 30, 2015. In addition, we had continued success in selling DMS, Inventory and F&I solutions, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to increased market share, increased automobile sales, increased application activity, and improving credit availability. These factors had a positive impact on the following changes in our key business metrics:

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Average transaction price (1)	$2.91	$2.89	$0.02	1%
Transaction revenue per car sold	$8.91	$8.68	$0.23	3%
Active lenders in our U.S. network as of end of the period	1,573	1,468	105	7%
Active lender to dealer relationships as of end of the period	210,570	201,240	9,330	5%
Transactions processed (in thousands, except percentages)	32,348	30,669	1,679	5%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our total number of transactions processed and average transaction price increased 5% and 1%, respectively, which resulted in an increase in revenue of $4.9 and $0.8 million, respectively. In addition, there was a decrease in contra-revenue of $0.7 million. Contributing factors to the increase in the total number of transactions processed and the average transaction price included increases of 7% in active lender customers in our U.S. Dealertrack network and a 5% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

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

Advertising and Other Revenue.  The increase in advertising and other revenue is primarily due to increased advertising revenue from our digital marketing solution resulting from the following changes in our key business metrics:

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Active dealerships on advertising platform as of end of the period (1)	6,938	7,031	(93)	(1)%
Average monthly advertising spend per dealer rooftop	$2,333	$1,826	$507	28%

(1)	The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 110 dealerships that were part of a short term campaign as of June 30, 2015. There were no dealerships which were part of a short term campaign as of June 30, 2014.

Advertising and other revenue increased $11.6 million primarily due to an increase in advertising revenue from our digital marketing solution resulting from an increase in average advertising spend per dealer rooftop. The number of active dealerships on an advertising platform declined slightly at period end due to the timing of manufacturer endorsed campaigns.

Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Subscription services revenue	$203,349	$153,454	$49,895	33%
Transaction services revenue	178,236	165,116	13,120	8%
Advertising and other revenue	112,952	65,005	47,947	74%

Total U.S. & Canada net revenue	$494,537	$383,575	$110,962	29%

Subscription Services Revenue.  The increase in subscription services revenue was primarily a result of additional subscription services revenue from the acquisitions of Dealer.com on March 1, 2014 and ASR Pro on July 1, 2014, as well as from organic growth. The increase in subscription services revenue was also a result of the following changes in our key business metrics:

	Six Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Average monthly subscription revenue per subscribing dealership (1)(2)	$1,300	$1,098	$202	18%
Subscribing dealers in U.S. and Canada as of end of the period (2)	24,883	23,876	1,007	4%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

(2) - Subscribing dealers and subscription revenue from Dealertrack CentralDispatch have been excluded from the calculation as a majority of these customers are not dealers.

Our average monthly subscription revenue per subscribing dealer and the number of subscribing dealers increased 18% and 4%, respectively. Dealer.com (prior to comparability on March 1, 2015) and ASR Pro contributed $32.4 million to subscription services revenue for the six months ended June 30, 2015. As we integrate our offerings, revenue from certain previous customers, including the historic Interactive solution, are reflected within the revenue of Dealer.com, which impacts comparison to historical amounts. In addition, we had continued success in selling DMS, Inventory and F&I solutions, including our ability to cross sell those solutions to existing customers, which increased the average monthly spend per subscribing dealer.

Transaction Services Revenue.  The increase in transaction services revenue is primarily due to increased market share, increased automobile sales, increased application activity, and improving credit availability. These factors had a positive impact on the following changes in our key business metrics:

	Six Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Average transaction price (1)	$2.86	$2.83	$0.03	1%
Transaction revenue per car sold	$10.04	$9.70	$0.34	4%
Active lenders in our U.S. network as of end of the period	1,573	1,468	105	7%
Active lender to dealer relationships as of end of the period	210,570	201,240	9,330	5%
Transactions processed (in thousands, except percentages)	62,900	59,229	3,671	6%

(1) - Revenue used in the calculation adds back (excludes) contra revenue.

Our total number of transactions processed and average transaction price increased 6% and 1%, respectively, which resulted in an increase in revenue of $10.3 million and $2.1 million, respectively. In addition, there was a decrease in contra-revenue of $0.7 million. Contributing factors to the increase in the total number of transactions processed and the average transaction price included increases of 7% in active lender customers in our U.S. Dealertrack network and a 5% increase in our active lender to dealer relationships, as well as an increase in car sales volumes and transaction pricing. While new lender customers are generally lower transaction volume customers, they have higher average prices per transaction.

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

Advertising and Other Revenue.  The increase in advertising and other revenue is primarily due to the two additional months of advertising revenue (prior to comparability on March 1, 2015) from Dealer.com and its advertising products related to paid search and display advertising. In addition, our digital marketing solution had increased advertising revenue resulting from the following changes in our key business metrics:

	Six Months Ended June 30,		Variance
	2015	2014	Amount	Percent
Active dealerships on advertising platform as of end of the period (1)	6,938	7,031	(93)	(1)%
Average monthly advertising spend per dealer rooftop	$2,292	1,797	$495	28%

(1)	The number of advertisers at the end of the period may be impacted by the timing of manufacturer endorsed campaigns on behalf of their dealership base, for which there were approximately 110 dealerships that were part of a short term campaign as of June 30, 2015. There were no dealerships which were part of a short term campaign as of June 30, 2014.

Advertising and other revenue increased $47.9 million primarily due to the Dealer.com acquisition in March 2014, which contributed $32.5 million to the total increase, prior to comparability on March 1, 2015 and an increase in average advertising spend per dealer rooftop. The number of active dealerships on an advertising platform declined slightly at period end due to the timing of manufacturer endorsed campaigns.

Operating Expense

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$139,681	$119,461	$20,220	17%
Research and development	30,739	27,136	3,603	13%
Selling, general and administrative	83,851	74,637	9,214	12%

Total operating expenses	$254,271	$221,234	$33,037	15%

Cost of Revenue. The increase was primarily attributable to an addition of $8.0 million in direct costs of revenue due to increased revenue from our digital marketing solution. Compensation and related benefit costs increased $4.2 million, primarily due to additional team members, and the increase in the average compensation and related benefit cost per team member.

Other increases included $3.1 million of depreciation expense and amortization of software development costs and intangible assets. In addition, there was a $1.6 million increase in technology expenses, including technology consulting and other related expenses.

Research and Development Expenses. The increase was primarily the result of an increase of $3.3 million in compensation and related benefit costs, primarily due to additional team members, and the increase in the average compensation and related benefit cost per team member.

Selling, General and Administrative Expenses. The increase was primarily the result of $5.7 million of additional compensation and related benefit costs, primarily due to additional team members, including those from acquisitions, and the increase in the average compensation and related benefit cost per team member.

There was also an increase of $2.7 million in transaction related costs, including those related to the pending Merger Agreement with Cox Automotive that occurred during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$272,722	$209,368	$63,354	30%
Research and development	61,336	51,184	10,152	20%
Selling, general and administrative	172,529	142,123	30,406	21%

Total operating expenses	$506,587	$402,675	$103,912	26%

Cost of Revenue. The increase was primarily attributable to an addition of $39.6 million in direct costs of revenue due to increased revenue from digital marketing solution. Compensation and related benefit costs increased $10.3 million, primarily due to additional team members, and the increase in the average compensation and related benefit cost per team member.

Other increases included $6.0 million of depreciation expense and amortization of software development costs and intangible assets. The increase in depreciation and amortization expense was primarily a result of the additional two months of expense from Dealer.com prior to comparability on March 1, 2015. Amortization expense during the six months ended June 30, 2014 included an $8.9 million charge relating to changes in expected asset use. In addition, there was a $1.4 million increase in technology expenses, including technology consulting and other related expenses. Technology expense during the six months ended June 30, 2014 included $3.2 million of charges relating to changes in expected asset use.

Research and Development Expenses. The increase was primarily the result of an increase of $9.5 million in compensation and related benefit costs, primarily due to additional team members, and the increase in the average compensation and related benefit cost per team member.

Selling, General and Administrative Expenses. The increase was primarily the result of $19.5 million of additional compensation and related benefit costs, primarily due to additional team members, and the increase in the average compensation and related benefit cost per team member.

There were also increases of $2.9 million in marketing expenses, $2.5 million of depreciation expense, $2.4 million in professional fees (including acquisition integration costs), and $1.3 million in travel expenses.

Income (Loss) from Operations

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada income from operations	$36	0%	$3,533	2%	$(3,497)	(99)%

During the three months ended June 30, 2015, revenue from the U.S. & Canada segment was $254.3 million, a 13% increase from the same period in 2014, primarily as a result of increased subscription revenue and advertising revenue. During the three months ended June 30, 2015, operating expenses from the U.S. & Canada segment were $254.3 million, a 15% increase from the same period in 2014, primarily due to additional compensation related expenses from additional team members. This resulted in a decreased operating margin for the three months ended June 30, 2015 as compared to the same period in 2014.

Depreciation and amortization expense of software and intangible assets for the U.S. and Canada segment during the three months ended June 30, 2015 and 2014 were $38.0 million and $32.9 million, respectively.

Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
U.S. & Canada loss from operations	$(12,050)	(2)%	$(19,100)	(5)%	$7,050	37%

During the six months ended June 30, 2015, revenue from the U.S. & Canada segment was $494.5 million, a 29% increase from the same period in 2014, primarily as a result of increased subscription revenue and advertising revenue due to two additional months of revenue from Dealer.com. During the six months ended June 30, 2015, operating expenses from the U.S. & Canada segment were $506.6 million, a 26% increase from the same period in 2014, primarily due to additional compensation related expenses from additional team members. This resulted in a less negative operating margin for the six months ended June 30, 2015 as compared to the same period in 2014.

Depreciation and amortization expense of software and intangible assets for the U.S. and Canada segment during the six months ended June 30, 2015 and 2014 were $74.3 million and $64.2 million, respectively.

International Segment

Revenue

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance
	2015	2014	Amount	Percent
International service revenue	$15,151	$—	$15,151	100%

International service revenue for the three months ended June 30, 2015 was $15.2 million due to our acquisition of incadea in January 2015.

Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance
	2015	2014	Amount	Percent
International service revenue	$27,675	$—	$27,675	100%

International service revenue for the six months ended June 30, 2015 was $27.7 million due to our acquisition of incadea in January 2015.

Operating Expenses

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$9,546	$—	$9,546	100%
Research and development	4,330	—	4,330	100%
Selling, general and administrative	4,755	—	4,755	100%

Total operating expenses	$18,631	$—	$18,631	100%

Operating Expenses. Operating expenses for our international segment for the three months ended June 30, 2015 was $18.6 million due to our acquisition of incadea in January 2015. Operating expenses are primarily comprised of $9.5 million in compensation and related benefit costs, $1.6 million in depreciation expense and the amortization of software development costs and intangible assets, $2.1 million in direct costs of revenue, $0.7 million in professional fees, and $2.5 million in technology related expenses.

Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Variance
	2015	2014	$ Amount	Percent
	(In thousands, except percentages)
Cost of revenue	$19,973	$—	$19,973	100%
Research and development	6,993	—	6,993	100%
Selling, general and administrative	10,542	—	10,542	100%

Total operating expenses	$37,508	$—	$37,508	100%

Operating Expenses. Operating expenses for our international segment for the six months ended June 30, 2015 was $37.5 million due to our acquisition of incadea in January 2015. Operating expenses are primarily comprised of $18.9 million in compensation and related benefit costs, $4.4 million in depreciation expense and the amortization of software development costs and intangible assets, $4.1 million in direct costs of revenue, $1.5 million in professional fees, and $4.3 million in technology related expenses.

Loss from Operations

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
International loss from operations	$(3,480)	(23)%	$—	—%	$(3,480)	(100)%

During the three months ended June 30, 2015, revenue and operating expenses from the International segment were $15.2 million and $18.6 million, respectively. The international segment had a loss from operations of $3.5 million and a negative operating margin of 23% for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,				Variance
	2015	Margin %	2014	Margin %	$ Amount	Percent
	(In thousands, except percentages)
International loss from operations	$(9,833)	(36)%	$—	—%	$(9,833)	(100)%

During the six months ended June 30, 2015, revenue and operating expenses from the International segment were $27.7 million and $37.5 million, respectively. The international segment had a loss from operations of $9.8 million and a negative operating margin of 36% for the six months ended June 30, 2015.

Liquidity and Capital Resources

Absent the pending Merger, we expect that our liquidity requirements will continue to be primarily for working capital, capital expenditures, acquisitions, and principal and interest payments of our term loan B, revolving credit facility and convertible notes, and for general corporate purposes. We expect to have sufficient liquidity to meet our liquidity requirements for the next twelve months (including capital expenditures and acquisitions) through working capital and net cash flows from operations, cash on hand, and our revolving credit facility.

As of June 30, 2015, we had $107.3 million of cash and cash equivalents, $(39.2) million in working capital, and $65.0 million available for borrowing under our $225.0 million revolving credit facility. We had working capital of $144.2 million exclusive of our senior convertible notes which are presented as a short-term liability on the consolidated balance sheet as of June 30, 2015.

As of December 31, 2014, we had $332.3 million of cash and cash equivalents, $2.1 million in short-term marketable securities, $352.6 million in working capital, and $65.0 million available for borrowing under our $225.0 million revolving credit facility.

Our capital expenditures, software and website development costs for the six months ended June 30, 2015 were $51.5 million. Cash payments for our capital expenditures, inclusive of amounts unpaid as of December 31, 2014, in the six months ended June 30, 2015 were $54.8 million. We do not have any significant commitments for capital expenditures as of June 30, 2015 and we expect to fund our future capital expenditures from working capital.

In addition, pursuant to a shelf registration statement we filed with the Securities and Exchange Commission on August 11, 2014, we may offer and sell shares of common stock from time to time in amounts, at prices and on terms we determine at the time of the offering. The shelf registration statement expires in August 2017.

On February 28, 2014, Dealertrack and one of our subsidiaries, Dealertrack Canada, Inc., entered into a new Credit Agreement (2014 Credit Agreement), which provides credit facilities aggregating $800.0 million, including a $575.0 million term loan B credit facility and a $225.0 million revolving credit facility. The proceeds of the term loan B credit facility were used to pay the cash consideration for the acquisition of Dealer.com, to pay in full interest amounts due under our prior Credit Agreement (2011 Credit Agreement), to pay the fees and expenses related to the acquisition of Dealer.com and the refinancing of the 2011 Credit Agreement, and for general corporate purposes. As of June 30, 2015, $540.1 million of the term loan B credit facility remaining outstanding.

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

As of June 30, 2015, we were in compliance with all covenants and financial ratios under the 2014 Credit Agreement.

The Merger and related transactions would, when consummated, constitute an event of default under the 2014 Credit Agreement. Under the terms of the Merger Agreement, the 2014 Credit Agreement would be paid off in full and terminated concurrently with the consummation of the Merger and related transactions.

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

A holder of the notes may convert the notes under certain circumstances, including, but not limited to, if on any date before any calendar quarter prior to October 15, 2016 the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter. The closing sale price of our common stock did not exceed $48.58 (130% of the conversion price of $37.37) for at least 20 of the last 30 trading days of the quarter ended December 31, 2014. As a result, the notes could not be surrendered for conversion during the calendar quarter following December 31, 2014. The closing sale price of our common stock did not exceed $48.58 for at least 20 of the last 30 trading days of the quarter ended June 30, 2015. However, as a result of the Cox Automotive transaction and related tender offer, the notes became convertible by holders on June 18, 2015, the date that we notified the holders, the trustee and the conversion agent of the Merger and related transactions. Due to this conversion ability, the net carrying value of the notes is presented as a short-term liability on the consolidated balance sheet as of June 30, 2015. Since the closing sale price of our common stock did not exceed $48.58 for at least 20 of the last 30 trading days of the quarter ended December 31, 2014, the net carrying value of the notes was presented as a long-term liability on the consolidated balance sheet as of December 31, 2014.

Subject to the contemplated repayment in full of the 2014 Credit Agreement in connection with the Merger, there are no required debt payments, exclusive of interest, until the maturity of our convertible debt in March 2017, and the maturity date of our revolving line of credit in February 2019. There are no required principal payments on our term loan B credit facility until December 2018.

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

Canada and International

Included in our cash and cash equivalents as of June 30, 2015 was $8.7 million and $6.9 million of cash and cash equivalents held by our Canadian subsidiary and international subsidiaries, respectively. Our intent is to permanently reinvest these funds outside the United States, and current plans do not anticipate that we will need funds generated by our Canadian subsidiary or international subsidiaries to fund our domestic operations. In the event funds from non-domestic subsidiaries are needed to fund operations in the United States, we may be subject to additional income and withholding taxes upon repatriation.

Cash Flow Components

  The following table sets forth the cash flow components for the following periods (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$17,038	$(62,685)
Net cash used in investing activities	$(227,241)	$(484,179)
Net cash (used in) provided by financing activities	$(12,691)	$552,975

Operating Activities

  The increase in net cash provided by operations of $79.7 million compared to the prior period is primarily due to lower cash outflows from changes in operating assets and liabilities of $60.3 million and a decrease in non-cash items of $38.5 million. These were offset by an increase of net loss of $19.0 million.

The decrease in cash outflows from changes in operating assets and liabilities is primarily due to the 2014 impact of the payment of $69.0 million of acquired liabilities from the Dealer.com acquisition compared to the 2015 payment of $9.0 million of acquired liabilities from incadea.

The decrease in non-cash items results from the 2014 gain on sale of our investment in TrueCar of $9.8 million, as well as higher deferred tax expense in 2014 of $10.3 million, including the deferred tax impact of the sale in the investment. There was also additional depreciation and amortization of $14.5 million, primarily due to increased amortization from acquired intangibles.

We estimate that our operating cash outflows in 2014 of $62.7 million were adversely impacted by approximately $86.5 million from integration and acquisition related activity inclusive of the payment of acquired Dealer.com liabilities, and that our operating cash flows in 2015 of $17.0 million were adversely impacted by approximately $35.9 million from integration and acquisition related activity inclusive of the payment of acquired incadea liabilities.

Investing Activities

The decrease in net cash used in investing activities was primarily the result of a decrease in payments of acquisitions, as the purchase price of the Dealer.com acquisition in 2014 exceeded the purchase price of the incadea acquisition in 2015. This was offset by proceeds received in 2014 from the sale of our investment in TrueCar of $92.5 million.

Other changes included an increase in capital expenditures, software and website development costs of $14.0 million, a decrease in purchases of marketable securities of $5.2 million, and a decrease in sales and maturities of marketable securities of $8.4 million. The increase in capital expenditures reflects our continued investment in the development of our products, as well as our ERP and CRM systems.

Financing Activities

The decrease in net cash provided by financing activities is primarily due to borrowings under our term loan B credit facility in the amount of $575.0 million in 2014, offset by $16.7 million of debt issuance costs and $26.4 million in principal payments on our term loan B credit facility. In addition, 2015 includes $22.6 million for repayment of incadea debt facilities and the payment of $5.3 million of contingent consideration acquired as part of the acquisition of Dealer.com.

Contractual Obligations

As of June 30, 2015, there have been no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

There is an additional contingent consideration of up to €4.4 million acquired as part of the acquisition of incadea that has a fair value of €1.3 million ($1.4 million) as of June 30, 2015. For further information, see Note 4 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The acquisition of incadea added additional operating lease obligations of $10.4 million and additional continuing employment compensation of $0.9 million as of June 30, 2015.

In addition, we entered into an additional $19.0 million of operating lease obligations during the six months ended June 30, 2015.

Other Contractual Obligations

Pursuant to employment or severance agreements with certain team members, we have a commitment to pay severance of approximately $11.8 million as of June 30, 2015, in the event of termination without cause, as defined in the agreements, as well as certain potential gross-up payments to the extent any such severance payment would constitute an excess parachute payment under the Internal Revenue Code. Additionally, in the event of termination without cause due to a change in control, we would also have a commitment to pay additional severance of $4.2 million as of June 30, 2015.

The total liability for the uncertain tax positions as of June 30, 2015 and December 31, 2014 was $3.1 million and $1.3 million, respectively, which may be reduced by a federal tax benefit, if paid. The increase is related to acquired uncertain tax positions from incadea. As of June 30, 2015 and December 31, 2014, we have accrued interest and penalties related to tax positions taken on our tax returns of approximately $0.6 million and $0.2 million, respectively.

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

United States Automotive Market

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

A hypothetical change in foreign currency exchange rates of 10% would not have a material effect on our financial position, results of operations or cash flows for the six months ended June 30, 2015.

We incurred certain non-recurring foreign exchange losses as a result of the funding of the incadea acquisition.

Interest Rate Exposure

As of June 30, 2015, we had $107.3 million of cash and cash equivalents. As of December 31, 2014, we had $332.3 million of cash and cash equivalents and $2.1 million of short-term marketable securities. Our investments are subject to interest rate and credit risk. Our general policy of investing in securities with a weighted average maturity of three months or less minimizes our interest and credit risk.

Fluctuations in interest rates could materially impact our interest expense and interest income and may impact future operating results. An interest rate increase of 1% would have a negative effect of approximately $1.8 million on consolidated operating results for the six months ended June 30, 2015. This reflects additional interest expense on our term loan B credit facility and revolving credit facility, which are variable rate debt, offset by additional interest income on cash balances, calculated based upon the average balances for the six month period ending June 30, 2015.

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

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to litigation matters arising in connection with the ordinary course of our business, none of which are expected to have a material adverse effect on us. The information set forth in Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings—Litigation Relating to the Pending Cox Automotive Acquisition” is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 24, 2015, that could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, other than as provided below.

Risks Related to the Pending Cox Automotive Acquisition

The announcement and pendency of Cox Automotive’s proposed acquisition of our company pursuant to a tender offer and subsequent Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the proposed tender offer and Merger could disrupt our business in the following ways, among others:

•	third parties may determine to delay or defer purchase decisions with regard to our products or terminate and/or attempt to renegotiate their relationships with us as a result of the tender offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•	the attention of our management may be directed toward the completion of the tender offer and Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us; and

•	under the Merger Agreement, the company is subject to certain restrictions on the conduct of its business prior to completing the Merger, which restrictions could adversely affect our ability to conduct business as our company otherwise would have done without these restrictions;

•	current and prospective employees may experience uncertainty regarding their future roles with us (and, if the Merger is completed, Cox Automotive), which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on development and sales of our products.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

If the proposed Merger with Cox Automotive is delayed or otherwise not consummated, our business and stock price could be adversely affected.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the third quarter of 2015, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	we have incurred and expect to continue to incur significant expenses related to the proposed merger with Cox Automotive. These merger-related expenses include investment banking fees and legal and other professional fees. These fees will be payable by us even if the merger does not close;

•	we would be obligated to pay Cox Automotive a $118.0 million termination fee in connection with the termination of the Merger Agreement under certain circumstances relating to superior proposals as described in the Merger Agreement;

•	our customers, prospective customers and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects;

•	both ordinary course and other transactions may be disrupted by uncertainty over when or if the Merger will be completed;

•	certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us as a result of the proposed Merger; and

•	the market price of our common stock may decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the tender offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the receipt of change in control or other severance payments in connection with the proposed transaction.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the tender offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Cox Automotive a termination fee of approximately $118.0 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Cox Automotive offer. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

A lawsuit has been filed, and additional lawsuits may be filed, against us and the members of our Board of Directors arising out of our acquisition by Cox Automotive, which may delay or prevent the proposed transaction.

To date, one putative stockholder class action complaint has been filed against us, our Board of Directors, Cox Automotive and Runway in connection with the transactions contemplated by the Merger Agreement. See Note 17 in the accompanying notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q under the heading “Legal Proceedings” for more information about the lawsuit that has been filed related to the transactions contemplated by the Merger Agreement. If dismissals are not obtained or a settlement is not reached, this lawsuit could prevent or delay completion of the tender offer and the Merger, divert the attention of our management and employees from our day-to-day business, and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

If the tender offer and the Merger are completed, our current stockholders will not participate in any future increase in our value.

Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the tender offer and the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

From time to time, in connection with the vesting of stock-based compensation awards under our incentive award plans, we have received shares of our common stock in consideration of the tax withholdings due upon the vesting of stock-based compensation awards.

The following table sets forth the repurchases for the three months ended June 30, 2015, all of which were in conjunction with the vesting of stock-based compensation awards:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares That
	Total	Average	as Part of	May Yet be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program
April 2015	272	$38.05	n/a	n/a
May 2015	76,670	$41.55	n/a	n/a
June 2015	—	$—	n/a	n/a

Total	76,942

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

Dealertrack Technologies, Inc.

August 10, 2015	/s/ Eric D. Jacobs
Eric D. Jacobs
Executive Vice President, Chief Financial and Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference From Form	Date Filed	Incorporated by Reference from Exhibit Number
2.1	Agreement and Plan of Merger, dated as of December 19, 2013, by and among, Dealertrack Technologies, Inc., Dealer Dot Com, Inc. (“DDC”), Derby Merger Corp., certain stockholders of DDC and Jason Chapnik, solely in his capacity as Sellers’ Representative.	8-K	12/20/2013	2.1
2.2	Rule 2.7 Announcement for Recommended Cash Offer for incadea plc by Dealertrack Technologies, Inc., dated December 18, 2014.	8-K	12/18/2014	2.1
2.3	Agreement and Plan of Merger, dated as of June 12, 2015, by and among Cox Automotive, Inc., Runway Acquisition Co., and Dealertrack Technologies, Inc.	8-K	6/15/2015	2.1
3.1	Form of Fifth Amended and Restated Certificate of Incorporation of Dealertrack Technologies, Inc.	S-1	10/24/2005	3.2
3.2	Certificate of Amendment of Certificate of Incorporation of Dealertrack Technologies, Inc.	10-K	2/26/2013	3.2
3.3	Form of Amended and Restated By-laws of Dealertrack Technologies, Inc.	8-K	4/21/2015	3.3
3.4	Amendment to the Amended and Restated By-laws of Dealertrack Technologies, Inc.	8-K	6/15/2015	3.1
10.1	Form of Indemnification Agreement	8-K	6/15/2015	2.2
31.1	Certification of Mark F. O’Neil pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	8/10/2015	31.1
31.2	Certification of Eric D. Jacobs pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	8/10/2015	31.2
32.1	Certifications of Mark F. O’Neil and Eric D. Jacobs pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith	8/10/2015	32.1
101	The following financial statements from Dealertrack Technologies, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged in summary and detail.	Filed herewith	8/10/2015	101

